Form 10-Q
period 1996-06-30
TELULAR CORP
filed 1996-08-14
CIK 915324

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30,  1996.

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from       to      .
                                               -------  ------

                         Commission File Number 0-23212

                              TELULAR CORPORATION
             (Exact name of Registrant as specified in its charter)





                         Delaware                          36-3885440
                 (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)




                             920 Deerfield Parkway
                            Buffalo Grove, Illinois
                                     60089
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (847) 465-4500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes  X No
         ---   ---
The number of shares outstanding of the Registrant's common stock, par value $.01, as of July 31, 1996, the latest practicable date, was 30,960,365 shares.

                              TELULAR CORPORATION
                                     INDEX





   PART I - FINANCIAL INFORMATION                             PAGE NO.
                                                              ----------

   Item 1. Financial Statements:

           Consolidated Balance Sheets
           June 30, 1996 and September 30, 1995                   3

           Consolidated Statements of Operations
           Three Months Ended June 30, 1996 and 1995              4

           Consolidated Statements of Operations
           Nine Months Ended June 30, 1996 and 1995               5

           Consolidated Statement of Equity
           Period from September 30, 1995 to June 30, 1996        6

           Consolidated Statements of Cash Flows
           Nine Months Ended June 30, 1996 and 1995               7

           Notes to the Consolidated Financial Statements         8

   Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations                       11

   PART II - OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                      18

   Signatures                                                    19


                              TELULAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS




                                                                         JUNE 30,      SEPTEMBER 30,
                                                                           1996            1995
                                                                         --------      ------------

    ASSETS
      Current assets:
        Cash  and cash equivalents                                    $  16,382,581  $   21,552,372
        Receivables:
          Trade, net of allowance for doubtful accounts of
            $992,000 and  $218,000 at June  30, 1996
            and September 30, 1995, respectively                          5,276,399       5,782,269
          Related parties                                                   160,463       2,717,573
                                                                      -------------  --------------
                                                                          5,436,862       8,499,842
        Inventories, net                                                 10,304,026      12,313,679
        Prepaid expenses and other current assets                           323,344         355,374
                                                                      -------------  --------------
      Total current assets                                               32,446,813      42,721,267
      Property and equipment, net                                         2,498,118       3,851,250
      Other assets:
        Intangible assets, net                                              200,000       8,106,325
        Investment in affiliate                                           3,187,500               0
        Deposits and other                                                   61,004          68,388
                                                                      -------------  --------------
                                                                          3,448,504       8,174,713
                                                                      -------------  --------------
      Total assets                                                    $  38,393,435  $   54,747,230
                                                                      =============  ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Revolving line of credit                                      $           0  $   10,000,000
        Accounts payable:
          Trade                                                           2,345,987       3,157,240
          Related parties                                                 2,116,700         797,310
        Accrued liabilities                                               2,199,893       2,836,905
                                                                      -------------  --------------
      Total current liabilities                                           6,662,580      16,791,455

      Convertible debentures                                              1,750,000               0
      Commitments and contingencies                                               0               0

      Stockholders' equity:
        Preferred stock, $.01 par value; 10,000,000 shares
          authorized; none outstanding                                            0               0
        Common stock; $.01 par value; 40,000,000 shares
          authorized; 30,960,365 and 23,646,266 outstanding
          at June 30, 1996 and September 30, 1995,                          315,205         242,064
          respectively
        Additional paid-in capital                                      108,053,807      88,977,434
        Deficit                                                         (76,781,450)    (49,657,016)
        Treasury stock, 560,000 shares at cost                           (1,606,707)     (1,606,707)
                                                                      -------------  --------------
      Total stockholders' equity                                         29,980,855      37,955,775
                                                                      -------------  --------------
      Total liabilities and stockholders' equity                      $  38,393,435  $   54,747,230
                                                                      =============  ==============



                            See accompanying notes.

                              TELULAR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            THREE MONTHS ENDED JUNE 30

                                                                             1996            1995
                                                                           --------         --------

        Net sales to customers                                             $3,158,002     $8,463,584

        Net sales to related parties                                        1,591,645        192,331

        Total net sales                                                     4,749,647      8,655,915

        Cost of sales                                                       3,571,569      6,808,658
                                                                         ------------   ------------
                                                                            1,178,078      1,847,257

        Engineering and development expenses                                1,108,138      1,042,141
        Selling and marketing expenses                                      1,259,796      2,107,232
        General and administrative expenses                                 1,834,801      2,471,854
        Allowance for doubtful accounts                                       659,128        129,586
        Amortization charges                                                   40,223        218,224
        Restructuring and impairment charges                                1,112,338           0.00
                                                                         ------------   ------------
        Loss from operations                                               (4,836,346)    (4,121,780)

        Other income                                                          341,454        361,061
                                                                         ------------   ------------
        Net loss                                                          ($4,494,892)   ($3,760,719)
                                                                         ============   ============
        Net loss per common share                                              ($0.15)        ($0.16)
                                                                         ============   ============
        Weighted average number of common shares outstanding               30,478,543     23,367,983
                                                                         ============   ============






                            See accompanying notes.

                              TELULAR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               NINE MONTHS ENDED JUNE 30

                                                                   1996           1995
        Net sales to customers                                 $11,041,518    $22,641,480

        Net sales to related parties                             2,310,906      1,043,021
                                                              ------------   ------------
        Total net sales                                         13,352,424     23,684,501

        Cost of sales                                           13,881,016     19,026,806
                                                              ------------   ------------
                                                                  (528,592)     4,657,695

        Engineering and development expenses                     3,875,925      2,957,310
        Selling and marketing expenses                           5,078,360      7,914,221
        General and administrative expenses                      5,732,611      7,186,408
        Allowance for doubtful accounts                            839,079        199,665
        Amortization charges                                       564,950        634,672
        Restructuring and impairment charges                    11,018,939           0.00
                                                              ------------   ------------
        Loss from operations                                   (27,638,456)   (14,234,581)

        Other income                                               514,022      1,546,756
                                                              ------------   ------------
        Net loss                                              ($27,124,434)  $(12,687,825)
                                                              ============   ============
        Net loss per common share                                   ($1.02)        ($0.54)
                                                              ============   ============
        Weighted average number of common shares outstanding    26,476,097     23,286,085
                                                              ============   ============



                            See accompanying notes.

                              TELULAR CORPORATION
                        CONSOLIDATED STATEMENT OF EQUITY



                                                             Additional                                  Total
                                    Preferred    Common       Paid-In                    Treasury   Stockholders'
                                      Stock       Stock       Capital       Deficit       Stock         Equity
                                    ---------   -------    -----------    ---------     ---------   -------------
Balance at September 30, 1995          $  -     $242,064   $88,977,434  ($49,657,016) ($1,606,707)   $37,955,775

Proceeds from issuances of
 common stock                             -        3,651       551,169             -            -        554,820

Conversion of debentures into             -       65,990    16,341,204             -            -     16,407,194
 6,599,000 shares of common
 stock

Stock issued in connection wi             -        3,500     2,184,000             -            -      2,187,500
 investment in TelePath Corp.

Net loss for period from October 1,
 1995 to June 30, 1996                    -            -             -   (27,124,434)           -    (27,124,434)
                                      ------    --------  ------------  ------------  -----------    -----------
Balance at June 30, 1996               $  -     $315,205  $108,053,807  ($76,781,450) ($1,606,707)   $29,980,855
                                      ======    ========  ============  ============  ===========    ===========


                                See accompanying notes.

                              TELULAR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Nine Months Ended June 30,
                                                    1996            1995
                                                   -------        -------
  Operating Activities:
  Net loss                                      ($27,124,434)   ($12,687,825)
  Adjustments to reconcile net loss to
   net cash used in operating activities
    Depreciation                                     898,527         980,350
    Amortization                                     564,950         634,672
    Compensation expense                              99,067         101,835
    Interest expense on debentures converted         157,194               0
    Restructuring and impairment charges, net of   8,493,489               0
    Common stock issued for services                       0         308,337
    Changes in assets and liabilities:
      Receivables                                    505,870      (2,113,059)
      Related parties                              3,876,500       2,186,766
      Inventories                                  2,009,653      (2,441,452)
      Prepaid expenses, deposits and other            39,414      (2,216,471)
      Accounts payable                              (729,254)       (599,292)
      Accrued liabilities                           (719,011)        623,107
                                                 -----------     -----------
  Net cash used in operating activities          (11,928,035)    (15,223,032)

  Investing Activities:
  Investment in TelePath Corporation              (1,000,000)              0
  Acquisition of property and equipment           (1,200,487)       (539,378)
  Acquisition of intellectual property                     0        (320,000)
  Proceeds from the disposal of equipment            502,978               0
                                                 -----------     -----------
  Net cash used in investing activities           (1,697,509)       (859,378)

  Financing Activities:
  Proceeds from issuance of common stock             455,753         308,420
  Payments on revolving line of credit           (10,000,000)              0
  Proceeds from convertible debentures            18,000,000               0
                                                 -----------     -----------
  Net cash provided by financing activities        8,455,753         308,420
                                                 -----------     -----------
  Net decrease in cash and cash equivalents       (5,169,791)    (15,773,990)
  Cash and cash equivalents, beginning of period  21,552,372      36,188,822
                                                 -----------     -----------
  Cash and cash equivalents, end of period       $16,382,581     $20,414,832
                                                 ===========     ===========


                            See accompanying notes.

                              TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

1.   BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1996. For further information, refer to the consolidated financial statements for the fiscal year ended September 30, 1995.


2.   INVESTMENT IN TELEPATH CORPORATION

      On June 28, 1996, the Company acquired a one-third interest in TelePath Corporation ("TelePath") in exchange for $1,000,000 in cash and common stock of the Company valued at $2,187,500. The agreement calls for the Company to increase its equity position in TelePath to fifty percent by August of 1997 by purchasing an additional one-sixth of TelePath for 150,000 shares of the Company's common stock as well as payments totaling $500,000. The agreement contemplates a multi-year product development program designed to provide the next generation of fixed wireless terminals pursuant to which TelePath will provide and the Company will purchase certain services.


3.   RESTRUCTURING AND IMPAIRMENT COSTS

      On January 22, 1996, the Company announced a restructuring program to be implemented during the second and third quarters of fiscal 1996. The difficulty in predicting demand for the Company's products, due in part to immature foreign markets, underscored the importance of properly aligning costs and expenses to attainable levels of revenue. Manufacturing and engineering consolidation, outsourcing and the elimination of non-core product lines were the focus of the restructuring. The Company's Puerto Rico and Illinois manufacturing operations were phased out during the second fiscal quarter, and production was consolidated at the Company's Atlanta, Georgia facility. The restructuring program has reduced general, administrative and manufacturing costs Company-wide. The number of employees decreased from over 250 in January to less than 110 at the end of June.

                             TELULAR CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1996

      Restructuring charges related to the activities discussed above through June 30, 1996 were approximately $6.7 million and consisted of intangible, inventory and fixed asset write-offs as well as severance payments to employees separated from the Company. Restructuring payments were approximately $675,000 through June 30, 1996.

      In addition, impairment charges through June 30, 1996 of $4.3 million were recorded, which represented specific intangibles that were determined to be impaired based on estimated cash flows over the remaining business life cycle of the related assets(See Note 5 below). Events related to a change in management and the corresponding change in business direction, and the restructuring plan prompted the evaluation of these intangibles.

      Third quarter restructuring and impairment charges were approximately $1.1 million. Third quarter restructuring charges were approximately $0.6 million and consisted primarily of severance payments($0.3 million) and fixed asset charges ($0.2 million). Impairment charges during the third quarter were approximately $0.5 million and represented specific intangibles that were determined to be impaired as the result of a corresponding change in business direction.


4. INVENTORIES

      The components of inventories consist of the following:


                                                   JUNE 30,  SEPTEMBER 30,
                                                    1996         1995
                                                 -----------  -----------

Raw materials                                    $ 8,306,824  $ 8,512,969
Work in process                                      995,624    1,155,481
Finished goods                                     4,482,578    3,957,229
                                                 -----------  -----------
                                                  13,785,026   13,625,679
Less: Reserve for obsolescence                     3,481,000    1,312,000
                                                 -----------  -----------
                                                 $10,304,026  $12,313,679
                                                 ===========  ===========

                              TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                                 JUNE 30, 1996

5.    INTANGIBLE ASSETS

      Intangible assets consist of the following:


                                               JUNE 30,     SEPTEMBER 30,
                                                 1996           1995
                                            --------------  -------------
            Patents                               $      -     $   35,690
            Licenses and technology                320,000      3,180,000
            Excess of cost over fair
            value of net assets acquired                 -      6,799,139
                                                  --------     ----------
                                                   320,000     10,014,829
            Less: Accumulated amortization         120,000      1,908,504
                                                  --------     ----------
                                                  $200,000     $8,106,325
                                                  ========     ==========



6.    CONVERTIBLE DEBENTURES

      On December 11, 1995, the Company issued $18,000,000 in convertible debentures (the "Debentures") at 4% per annum, which mature on December 11, 1997. The Debentures were issued under the provisions of Regulation S as promulgated under the United States Securities Act of 1933, as amended. Holders of the Debentures are entitled, at their option any time after issuance until December 10, 1997, to convert principal and interest accrued thereon, in whole or in part, into shares of common stock using defined conversion formulas based on NASDAQ closing bids for the Company's common stock. The Company is entitled, at its option any time commencing one year after issuance (and under certain circumstances prior to that date) through maturity, to require the holders to convert the principal and accrued interest into shares of common stock of the Company using defined conversion formulas based on NASDAQ closing bids for the Company's common stock. The Company also has the right to redeem the Debentures for cash at defined terms. Through June 30, 1996, the holders elected to convert $16,250,000 in debentures plus interest accrued thereon into 6,599,000 shares of common stock.


7.    CONTINGENCIES

      The Company is involved in legal proceedings which arise in the ordinary course of business. While any litigation contains an element of uncertainty, based upon the opinion of the Company's counsel, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which allow most standard wireline customer premises equipment -- phones, facsimile machines, computer modems, PBXs, and key systems, among others -- to operate over wireless telecommunications networks. The Company devotes a substantial portion of its resources to international market development, extension of its core product line to new wireless standards, expansion and protection of its intellectual property rights, and development of underlying radio technology.

Sales volumes have been volatile and have not been sufficient to achieve profitability. The Company anticipates that losses will continue through fiscal 1996. The Company's operating expense levels are based, in large part, on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected.


RESTRUCTURING AND ORGANIZATIONAL CHANGES

On January 22, 1996, the Company announced a restructuring program to be implemented during the second and third quarters of fiscal 1996. The difficulty in predicting demand for the Company's products, due in part to immature foreign markets, underscored the importance of properly aligning costs and expenses to attainable levels of revenue. Manufacturing and engineering consolidation, outsourcing and the elimination of non-core product lines were the focus of the restructuring. The Company's Puerto Rico and Illinois manufacturing operations were phased out during the second fiscal quarter, and production was consolidated at the Company's Atlanta, Georgia facility. The restructuring program has reduced general, administrative and manufacturing costs Company-wide. The number of employees decreased from over 250 in January to less than 110 at the end of June.

Restructuring charges related to the activities discussed above through June 30, 1996 were approximately $6.7 million and consisted of intangible, inventory and fixed asset write-offs as well as severance payments to employees separated from the Company. Restructuring payments were approximately $675,000 through June 30, 1996.

In addition, impairment charges through June 30, 1996 of $4.3 million were recorded, which represented specific intangibles that were determined to be impaired based on estimated cash flows over the remaining business life cycle of the related assets. Events related to a change in management and the corresponding change in business direction, and the restructuring plan prompted the evaluation of these intangibles.

Third quarter restructuring and impairment charges were approximately $1.1 million. Third quarter restructuring charges were approximately $0.6 million and consisted primarily of severance payments($0.3 million) and fixed asset ($0.2 million) charges. Impairment charges during the third quarter were approximately $0.5 million and represented specific intangibles that were determined to be impaired as the result of a corresponding change in business direction.

The Company appointed Kenneth E. Millard, 49, President and Chief Executive Officer (CEO) effective April 18, 1996. Mr. Millard also serves as a member of the Board of Directors. He joined Telular with over twenty-five years of telecommunications experience, most recently as President and Chief Operating Officer of Oncor Communications, based in Bethesda, Maryland. On July 1, 1996, Frank J.M. ten Brink, 39, joined the Company as Senior Vice President and Chief Financial Officer, replacing Daniel O. Wagster. Mr. ten Brink brings over fifteen years of finance, international business and manufacturing experience, most recently as Executive Director with Tenneco Packaging, Hexacomb Products.


INVESTMENT IN TELEPATH CORPORATION

On June 28, 1996, the Company acquired a one-third interest in TelePath Corporation for $1,000,000 in cash and common stock of the Company valued at $2,187,500. TelePath is a radio developer, based in Hauppauge, New York, that specializes in the design of advanced cellular and personal communication services products. The agreement calls for the Company to increase its equity position in TelePath Corporation to fifty percent by August of 1997 by purchasing an additional one-sixth of TelePath for 150,000 shares of the Company's common stock as well as payments totaling $500,000. The agreement includes a multi-year product development program designed to provide a new generation of state-of-the-art fixed wireless terminals, which include both analog and digital radio standards, for markets worldwide. The agreement contemplates that TelePath will provide and the Company will purchase certain development services including the conversion of Telular's patented interface technology into a chip set, integration of Telular's patented interface technology with new and existing cellular radio standards, and development of new feature functions for future generations of analog and digital terminals.


MOTOROLA

The Company was awarded a contract to supply a specifically customized version of its PHONECELL(R) SX product to Motorola's Cellular Infrastructure Group for deployment in existing and future Wireless Local Loop (WLL) projects in Hungary. In March 1996, the Company and Motorola, which owned approximately 15.4% of the outstanding shares of common stock at June 30, 1996, announced that Motorola issued a purchase order for $25 million of PHONECELL(R) SX product in connection with the project. The delivery schedule provides for $19 million of product to be shipped during calendar 1996, and another $6 million to be scheduled for delivery in early calendar 1997. Shipments commenced during the third quarter of fiscal 1996.

RESULTS OF OPERATIONS

Net Sales. Third quarter fiscal 1996 sales decreased by $3.9 million compared to the same period in fiscal 1995. Revenues for the third quarter of fiscal 1996 were lower than the same quarter of fiscal 1995 due in part to large non-recurring orders shipped in fiscal 1995, particularly from the Latin American and Middle Eastern sales regions. Shipments to Motorola for the WLL project in Hungary anticipated in the third quarter were delayed. Shipments commenced in June 1996, with approximately $19.0 million of the order scheduled for delivery during the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997.

For the first nine months of fiscal 1996, sales decreased by $10.3 million compared to the same period in fiscal 1995. The decrease in year-to-date revenues is primarily due to lower sales in the Latin American and Middle Eastern sales regions, returns during the first quarter of fiscal 1996 of GSM PhoneCell product requiring engineering modifications, and delays in the network installation of WLL programs in Eastern Europe, Africa and Middle East.

Gross Profit. Third quarter fiscal 1996 gross profit decreased by $0.7 million compared to the same period in fiscal 1995. The aforementioned lower sales volume primarily accounted for the decrease in gross profit.

Gross profit for the first nine months of fiscal 1996 was negative and decreased by $5.2 million compared to the same period in fiscal 1995. A $2.5 million charge during the second fiscal quarter for inventory determined to be excess or obsolete as part of the consolidation of the Company's manufacturing facilities accounted for almost one-half of the decrease. In addition, gross profit was less than in the same period of fiscal 1995 because of lower sales in fiscal 1996, the inventory reduction program resulted in sales with lower margins, and factory throughput was down due to the consolidation of the manufacturing facilities which resulted in the absorption of higher fixed costs over fewer units than in the same period in fiscal 1995.

Engineering and Development Expenses. Engineering and development expenses increased 6.3% compared to the same quarter in fiscal 1995. Although the Company did consolidate engineering as part of the restructuring program, management considers engineering and product development to be integral to the future success of the Company, and the increase in engineering and development expenses reflects the Company's commitment to the development of future generations of product.

Engineering and development expenses for the first nine months of fiscal 1996 increased 31.1% compared to the same period in fiscal 1995. The increase is primarily due to aforementioned commitment by the Company to develop future generations of product.

Selling and Marketing expenses. Selling and marketing expenses for the third quarter of fiscal 1996 decreased 40.2% compared to the same quarter in fiscal 1995. The Company, as part of the restructuring program, realigned its worldwide sales organization during fiscal 1996. In addition, the sales support functions were consolidated during fiscal 1995 and 1996, which resulted in the closing of the Company's sales support office in Memphis and the execution of a domestic, non-exclusive master distribution agreement with a related party.
The realignment and consolidation programs were primarily responsible for the significant reduction in sales and marketing expenses in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995.


Selling and Marketing expenses for the first nine months of fiscal 1996 decreased 35.8% compared to the same period in fiscal 1995.

This was primarily due to the aforementioned realignment of the Company's worldwide sales organization and consolidation of sales support functions during fiscal 1996.

General and Administrative Expenses (G&A). G&A for the third quarter decreased 25.8% compared to the same quarter of fiscal 1995. The decrease is primarily attributable to the reduction or elimination of expenditures, primarily through headcount reductions, achieved through the restructuring program implemented during the second and third fiscal quarters of fiscal 1996.

G&A for the first nine months of fiscal 1996 decreased 20.2% compared to the same period in fiscal 1995. This was primarily due to the aforementioned restructuring program implemented during the second and third fiscal quarters of fiscal 1996.

Allowance for doubtful accounts. The allowance for doubtful account expense increased 408.6% compared to the same quarter in fiscal 1995. The increase reflected $0.5 million reserved during the third quarter of fiscal 1996 for a trade receivable due from one customer.

The allowance for doubtful account expense increased 320.2% for the first nine months of fiscal 1996 compared to the same period in fiscal 1995 primarily due to the aforementioned $0.5 million trade receivable reserved for during fiscal 1996.

Amortization Charges. Amortization charges for the third quarter decreased by 81.6% compared to the same quarter in fiscal 1995. Intangible assets written off as part of the aforementioned restructuring and impairment charges significantly reduced the intangible asset balance and related amortization charges in fiscal 1996 compared to fiscal 1995.

Amortization charges decreased by 11.0% for the first nine months of fiscal 1996 compared to the same period in fiscal 1995. The aforementioned intangible assets written off as restructuring and impairment charges reduced fiscal 1996 amortization charges compared to fiscal 1995 amortization charges.

Other Income (Expense).   Third fiscal quarter 1996 net other income (expense)
was slightly lower compared to the same fiscal quarter in 1995 primarily due to lower interest income as cash balances in interest bearing accounts were lower in fiscal 1996 compared to fiscal 1995.

Other income for the first nine months of fiscal 1996 decreased by $1.0 million compared to the same period in fiscal 1995. This was primarily due to the aforementioned decrease in interest income as well as a decrease in royalty revenues.

Net Loss. The Company's net loss for the third quarter in fiscal 1996 increased by $0.7 million compared to the same quarter in the prior fiscal period. Restructuring charges accounted for $1.1 million of the loss. Excluding the restructuring charges, the net loss decreased from $3.8 million ($0.16/share) in the third quarter of 1995 to a loss of $3.4 million ($0.11/share) in 1996.
                                       14

The net loss for the first nine months of fiscal 1996 increased approximately $14.4 million compared to the same period in the prior year. Restructuring and impairment charges accounted for $11.0 million of the loss. Before restructuring and impairment charges, the net loss amounted to $16.1 million ($0.61/share) for the first nine months of fiscal 1996, compared to a loss of $12.7 million ($0.54/share) in the same period of 1995.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had $16.4 million in cash and cash equivalents with a working capital surplus of approximately $25.8 million.

Net cash used in operating activities was $11.9 million during the first nine months of fiscal 1996 compared to $15.2 million in fiscal 1995. The $27.1 million loss for the current period included approximately $11.9 million of non-cash operating expenses. For the third fiscal quarter of 1996, the net cash used in operating activities amounted to $1.3 million.

Cash used for capital spending and other investing activities was approximately $1.7 million during fiscal 1996, $1.0 million of which reflects the investment in TelePath Corporation, compared to $0.9 million in fiscal 1995.

Financing activities generated $8.5 million during the first nine months of fiscal 1996 compared to $0.3 million during the same period in fiscal 1995. The current period's increase resulted primarily from proceeds received pursuant to the issuance of $18.0 million of convertible debentures (see below), which were offset in part by $10.0 million in payments against the Company's revolving line of credit.

During fiscal 1995, the Company entered into a Loan and Security Agreement (the "Agreement") with LaSalle National Bank that, among other things, provides a credit facility with a loan limit of $20.0 million. Borrowings under the Agreement are subject to borrowing base requirements and other conditions. Under the Agreement, the Company also is required to comply with certain affirmative and negative covenants. There were no borrowings under the Agreement at June 30, 1996.

On December 11, 1995, the Company issued $18,000,000 in convertible debentures (the "Debentures") at 4% per annum which mature on December 11, 1997. The Debentures were issued under the provisions of Regulation S as promulgated under the United States Securities Act of 1933, as amended. Holders of the Debentures are entitled, at their option any time after issuance until December 10, 1997, to convert principal and interest accrued thereon, in whole or in part, into shares of common stock using defined conversion formulas based on NASDAQ closing bids for the Company's common stock. The Company is entitled, at its option any time commencing one year after issuance (and under certain circumstances prior to that date) through maturity, to require the holders to convert the principal and accrued interest into shares of common stock of the Company using defined conversion formulas based on NASDAQ closing bids for the Company's common stock. The Company also has the right to redeem the Debentures for cash at defined terms, subject to immediate exercise of the conversion option. Through June 30, 1996, the holders elected to convert $16,250,000 in debentures plus interest accrued thereon into 6,599,000 shares of common stock.

Based on its current operating plan, the Company believes its existing capital resources, including the credit facility and proceeds from the issuance of the Debentures, should enable it to maintain its current and planned operations through 1996. Management is exploring the possibility of raising additional capital during the fourth fiscal quarter of 1996. Expected future uses of cash include working capital requirements, research and product development, marketing and sales support programs in anticipation of future revenues and certain capital expenditures. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company.
The amount of royalty income from the Company's licensees is unpredictable, but could have an impact on the Company's actual cash flow.

The Company requires letters of credit or qualification for export credit insurance underwritten by the Export-Import Bank of the United States on a substantial portion of its international sales orders. Also, to mitigate the effects of currency fluctuations on the Company's results of operations, the Company endeavors to conduct all of its international transactions in U.S. dollars. To date, the Company's sales have not been adversely affected by currency fluctuations; however, as the Company's international operations grow, foreign exchange or the inflation of a foreign currency may pose greater risks for the Company, and the Company may be required to develop and implement additional strategies to manage these risks.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (listed by number according to Exhibit table of Item 601 in Regulation S-K)



EXHIBIT
NUMBER                   DESCRIPTION                REFERENCE
- -------                  -----------                ---------



3.1              Certificate of Incorporation      Filed as Exhibit 3.1
                                                   to the Registration Statement
                                                   No. 33-72096
                                                  (the "Registration Statement")

3.2              Amendment No. 1 to Certificate    Filed as Exhibit 3.2 to
                 of Incorporation                  the Registration Statement

3.3              Amendment No. 2 to Certificate    Filed as Exhibit 3.3 to
                 of Incorporation                  the Registration Statement

3.4              By-Laws                           Filed as Exhibit 3.4 to the
                                                   Registration Statement

4.1              Loan Agreement with LaSalle       Filed as Exhibit
                 National Bank and Amendment       4.1 to Form 10-K
                 thereto                           filed December 27, 1995


4.2              Debenture Agreements dated        Filed as Exhibit
                 December 11, 1995                 4.2 to Form 10-K
                                                   filed December 27, 1995

10.1             Employment Agreement with         Filed Herewith
                 Kenneth E. Millard

10.2             Stock Option Agreement with       Filed Herewith
                 Kenneth E. Millard


10.3             Stock Purchase Agreement By       Filed Herewith*
                 and Among Telular Corporation
                 and TelePath Corporation

11               Computation of Earnings Per       Filed Herewith
                 Share

27               Financial Data Schedule           Filed Herewith

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

     *Confidential treatment has been requested for portions of this exhibit, which portions have been omitted from the attached exhibit and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



     Telular Corporation
     --------------------



Date August 14, 1996                       By:  /s/ Kenneth E. Millard
    ----------------                            ----------------------
                                                Kenneth E. Millard
                                                Chief Executive Officer






Date August 14, 1996                            /s/ Timothy L. Walsh
    -----------------                           --------------------------
                                                Timothy L. Walsh
                                                Chief Accounting Officer

EXHIBIT
NUMBER                   DESCRIPTION                REFERENCE
- -------                  -----------                ---------



3.1              Certificate of Incorporation      Filed as Exhibit 3.1
                                                   to the Registration Statement
                                                   No. 33-72096
                                                  (the "Registration Statement")

3.2              Amendment No. 1 to Certificate    Filed as Exhibit 3.2 to
                 of Incorporation                  the Registration Statement

3.3              Amendment No. 2 to Certificate    Filed as Exhibit 3.3 to
                 of Incorporation                  the Registration Statement

3.4              By-Laws                           Filed as Exhibit 3.4 to the
                                                   Registration Statement

4.1              Loan Agreement with LaSalle       Filed as Exhibit
                 National Bank and Amendment       4.1 to Form 10-K
                 thereto                           filed December 27, 1995


4.2              Debenture Agreements dated        Filed as Exhibit
                 December 11, 1995                 4.2 to Form 10-K
                                                   filed December 27, 1995

10.1             Employment Agreement with         Filed Herewith
                 Kenneth E. Millard

10.2             Stock Option Agreement with       Filed Herewith
                 Kenneth E. Millard


10.3             Stock Purchase Agreement By       Filed Herewith*
                 and Among Telular Corporation
                 and TelePath Corporation

11               Computation of Earnings Per       Filed Herewith
                 Share

27               Financial Data Schedule           Filed Herewith



(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

     *Confidential treatment has been requested for portions of this exhibit, which portions have been omitted from the attached exhibit and filed separately with the Securities and Exchange Commission.