Form 10-K
period 1996-09-30
TELULAR CORP
filed 1996-12-20
CIK 915324

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---             SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM  TO

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

              920 DEERFIELD PARKWAY, BUFFALO GROVE, ILLINOIS 60089
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (847) 465-4500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


SECURITIES REGISTERED PURSUANT TO 12(b) OF THE ACT:           NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   COMMON STOCK, $.01
                                                              PAR VALUE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     As of December 1, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $69,123,045* (based upon the closing sales price of such stock as reported by the NASDAQ National Market on such date).

     The number of shares outstanding of the Registrant's common stock as of December 1, 1996, the latest practicable date, was 31,398,084 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended September 30, 1996 are incorporated by reference in Part III of this Form 10-K.

* Excludes the Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at December 1, 1996. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant or that such person is controlled by or under common control with the registrant.

                                     PART I

ITEM 1.  BUSINESS

Overview

     Telular Corporation (the "Company") is in the fixed wireless telecommunications industry. The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment ("CPE") with cellular-type transceivers for use in wireless communication networks, whether cellular, personal communications services ("PCS"), or satellite-based. Applications of the Company's technology include fixed wireless telecommunications as a primary service where wireline systems are unavailable, unreliable or uneconomical and as wireless backup systems for wireline telephone systems and wireless security alarm transmission systems. The Company's principal product lines, PHONECELL(R) and TELGUARD(R) allow CPE designed for traditional wireline networks to send and receive voice, data and facsimile signals over wireless networks.

     The Company was founded in June 1986 by Mr. William L. De Nicolo, the current Chairman of the Board, when he acquired title to the intellectual property rights of a pending patent application dealing with a "cellular interface" concept and methodology. The patent not only describes a simple physical circuit or device, but also the very concept and principles underlying the use of an intelligent interface device (the "invention") in conjunction with cellular-type transceivers and systems.

     In March 1990, the Company entered into a cross-license agreement with Motorola Inc. ("Motorola") under which the Company licensed to Motorola certain rights to manufacture, sell or use the licensed invention. The cross license agreement allows the Company to use Motorola's transceivers in its products. In December 1992, Telular Canada, Inc. ("Telular Canada"), an independent Toronto-based distributor of telecommunications products, purchased the title to the Canadian patents for the Company's technology and the right to acquire the Company's then existing technologies solely for use and sale within Canada.

     In May 1993, Telular Canada acquired a minority interest in the Company which represents approximately 6% of the outstanding stock at December 1, 1996. In November 1993, Motorola partnered with the Company by acquiring an equity interest in the Company, and owned approximately 15% of the shares outstanding at December 1, 1996.

     During 1993, the Company also began to solidify its market position by acquiring two key distributors/licensees: Telular International, Inc. ("Telular International"), formerly known as Codecom Rural Communications, and Telular-Adcor Security Products, Inc., formerly known as Adcor Electronics International, Inc.. Telular International, located in Puerto Rico, was primarily responsible for the manufacturing of the Company's single-line wireless products. Telular-Adcor Security Products, Inc., located in Atlanta, Georgia, manufactures and markets wireless security devices under the name TELGUARD(R) as well as other brand names.

     In January 1994, the Company completed an initial public offering ("IPO") of its common stock and is traded on the NASDAQ National Market System under the ticker symbol "WRLS".

     On January 22, 1996, the Company announced a restructuring program to be implemented during the second and third quarters of fiscal 1996. The Company's Puerto Rico and Illinois manufacturing operations were phased out during the second quarter, and production was consolidated at the Company's Atlanta, Georgia facility. The restructuring also reduced general, administrative and manufacturing overhead costs Company-wide. The number of employees decreased from over 250 in January 1996 to less than 110 at the end of September 1996.

     On June 28, 1996, the Company acquired a one-third interest in TelePath Corporation ("TelePath"), a radio developer, based in Hauppauge, New York, that specializes in the design of advanced cellular and PCS products. The agreement provides the Company with fifty percent voting position on the Board of Directors of TelePath, and it includes a multi-year product development program designed to provide a new generation of state-of-the-art fixed wireless terminals, which include both analog and digital radio standards, for markets worldwide. TelePath will provide and the Company will purchase certain development services including the conversion of Telular's patented interface technology into a chip set, integration of Telular's patented interface technology with new and existing cellular radio standards, and development of new feature functions for future generations of analog and digital terminals.

     The Company was awarded a contract to supply a specifically customized version of its PHONECELL SX(R) product to Motorola's Cellular Infrastructure Group for deployment in existing and future wireless local loop projects in Hungary. In March 1996, the Company and Motorola announced that Motorola issued purchase orders for $25 million for the project. Deliveries began in June 1996 and is expected to be fulfilled by Spring 1997.

Wireless Telecommunications Overview

     The vast majority of the telephones in the world continue to be concentrated in a relatively small number of industrialized countries. While telecommunications infrastructure is a critical element of economic growth, most developing nations have telephone systems that are inadequate to sustain essential services. Thus, developing countries are seeking basic communications solutions which are cost effective and can be deployed rapidly to support aggressive economic development programs.

     The process of improving and expanding telephone networks using advanced wireless technology in developed and developing countries, has created a major market for wireless telecommunication equipment. In developed countries, mobile cellular systems have changed the way people communicate to the concept of anytime, anywhere convenience and has enjoyed phenomenal growth that is expected to continue in the future. In developing countries, wireless local loop ("WLL") systems represent what is very often the fastest and most cost-effective way of providing basic telephone service.

     The International Telecommunications Union ("ITU") estimates that more than 311 million access lines will be added worldwide during the 1994-2000 time period at a cost of more than $466 billion. Of these access lines, 191 million are expected to be added in developing countries. The average projected cost per access line is $1,200 with most of the growth in developing countries occurring in urban areas. The potential role of wireless products and systems could be a significant factor in the deployment of basic phone service as the cost per access line is potentially lower and speed of deployment faster versus traditional wireline systems. Additionally, where wired telephone networks exist, wireless networks offer an adjunct as well as an alternative method of communicating. Where wired telephone networks are non-existent or substandard, wireless cellular-type networks will be a primary service option.

     In the domestic market, rapid and dramatic advances in digital wireless and wireline technology (Time Divisional Multiple Access ("TDMA"), Group Special Mobile ("GSM", DCS 1800 and PCS 1900) and Code Division Multiple
Access ("CDMA")) along with fiber optic deployment have had, or are anticipated to have, significant impacts on the number and quality of telecommunications service offerings. These technological advancements, coupled with the changes in regulation, are reshaping the domestic telecommunications landscape as evidenced by the creation of a new service offering, PCS, and the addition of many new service providers in the local exchange telecommunications business. If technological advances and price decreases continue to occur, a market in the United States for fixed wireless service to be used in conjunctions with, or in place of, traditional wireline service may emerge for a variety of applications.

Company Strategy

     The Company's strategy is to leverage ten years of experience in the market, internationally-accepted products, and court-tested patents into a continuing leadership position in the rapidly developing wireless alternate access ("WAA") and WLL subscriber terminal equipment industry. Global telecommunications equipment manufacturers together with national and international service providers are increasingly sharing the Company's vision that wireless systems in both developed and developing countries are well suited for use as basic telephone service networks. The key trends that are fueling the worldwide adoption of WAA/WLL programs include the following:

         -    Rapid acceptance of cellular mobile communications;
         - An accelerating trend toward privatization of telecommunication service in both developed and developing countries;
         - Development and adoption of digital wireless transmission standards (e.g., TDMA, GSM, DCS 1800 and PCS 1900
              CDMA) which enhance network capacity and service capability while significantly reducing the effective cost per subscriber served;
         - Service network providers, acceptance of wireless network solutions as fast, cost effective answers to their customers' unfulfilled demand for telecommunications; and,
         - PCS licensing within the U.S., which should intensify competition by wireless service providers to capture wireline minutes of usage and the potential for a large bypass market.

     Based upon its proprietary interface technology, the Company designs, manufactures and markets a full line of WAA/WLL products which allow cost-effective, innovative communications solutions where wired telephone networks are (1) of substandard quality, (2) unavailable on a timely basis, (3) too costly, or, (4) in need of alternative access or backup/diverse routing capability for local telephone service exists.

Target Markets and Product Applications

     The Company's fiscal 1996 revenues have been primarily international, derived from the sale of PHONECELL(R) units for integration into WAA/WLL systems being installed in developing countries. The Company's primary domestic revenue sources are currently the TELGUARD(R) wireless backup systems to traditional wireline telephone and security systems and remote data acquisition and monitoring applications.

     The Company believes that its future revenues will be increasingly derived from its international target markets, new product applications and licensing, and the domestic expansion of the PCS service providers. As described below, the range of opportunities can be grouped into five categories:

          - Wireless basic local and long-distance voice, data and facsimile telephone service through repeat sales into established mobile cellular networks and through joint selling of terminals with infrastructure providers;
          -    Licensing and OEM supplier of the Company's technology;
          - Remote monitoring and supervisory control and data acquisition, including security alarm systems;
          -    Disaster recovery and emergency back-up circuits.


Wireless Basic Telephone Service

     Many countries are evaluating or have already deployed wireless basic telecommunications systems in conjunction with, or as an alternative to, the expansion of their basic wireline systems. The most significant market opportunity for the Company's products is to continue to provide wireless basic telephone service ("WTS") in such developing countries. A customer's needs are very basic: simple voice, data and facsimile service. The primary customers for WTS in developing countries are businesses and medium-to-upper income residential users, such as those in Hungary, Spain, China, Bangladesh, Brazil, and other countries for which the Company has provided a fixed wireless phone product.

     In developed countries, the Company's products represent an "enabling technology" for competitive access service providers. The use of wireless technology to gain rapid and transparent wireless alternative access to a customer's long distance service provider will be a significant application for the Company's products, especially in the coming U.S. PCS environment. Several wireless operators, such as Nextwave and AT&T Wireless, have already publicly identified WAA/WLL for long distance traffic as a potentially major market segment.

Licensing and Original Equipment Manufacturer ("OEM") supplier of the Company's technology

     In response to the international demand for the Company's proprietary interface technology, which allows most standard wireline customer premises equipment to operate over wireless telecommunications networks, the Company has been promoting the use of its interface technology in other telecommunication companies' products. Such a marketing strategy may result in licensing, selling of component parts and OEM production of complete units. The Company is actively talking with large international telecommunication companies with respect to licensing its proprietary interface technology and providing product under an OEM arrangement.

Remote Monitoring and Security Alarm Monitoring

     The use of fixed wireless cellular systems for remote monitoring and supervisory control and data acquisition ("SCADA") applications has been the most prevalent WAA application in developed countries, especially in the U.S.. The Company's products have been successfully marketed to numerous companies in a wide range of industries such as highway authorities, oil companies, utility companies, agribusinesses, banks and law enforcement agencies.

     A major sub-group within the wireless monitoring application segment is security alarm monitoring. Alarm monitoring was one of the first applications of the Company's technology and continues to be a growing segment of the market. Use of the Company's specialized products, manufactured and sold by Telular-Adcor Security Products, Inc., allows an alarm monitoring system to automatically switch to a cellular network in the event of a telephone line failure, allowing alarms to still be activated.

Disaster Recovery and Back-Up Services

     Hundreds of major telephone network outages occur annually in the U.S. and other countries around the world. Additionally, countless individual circuit outages occur hourly which not only cost businesses millions of dollars annually, but may also be life threatening, such as when hospitals, law enforcement or fire departments are affected. Today, with the widespread availability of wireless telephone networks, a readily available and cost effective solution is possible with the Company's technology.

     The Company's products are installed in hospitals, financial institutions, airports, emergency response and public service centers and utility companies. The wireless back-up approach also allows businesses to take advantage of other communications situations where wireless service may be a desirable option to wired phone service. For example, wireless service may be used for overflow traffic relief when regular telephone lines become blocked due to usage or for least-cost routing for long distance where wireless may be less expensive than local exchange carrier ("LEC") rates. Wireless back-up capability may also be integrated as part of a security monitoring system.

TECHNOLOGY AND PRODUCTS

Core Technology

     The Company's core patented technology is an intelligent interface invention that permits standard wireline CPE to operate on wireless networks. The Company's products containing the invention provide the capability to bridge wireline telecommunications CPE and wireless networks, whether cellular, PCS or satellite-based. The invention provides a standard dial tone, off-hook detection signal and other signals usually provided by the LEC, through its "tip" and "ring" wired local loop connection, which automatically generates a "send" signal to the cellular transceiver once the user has finished entering the telephone number. The Company has incorporated this core technology into a variety of products and continues to develop and exploit derivative products and technologies for customer-specific applications.

Interface Technology

     The Company's products contain printed circuit boards that incorporate its patented intelligent interface invention. The interface components are used in the Company's finished products and are also sold separately. In certain cases, the Company licenses its interface technology or patent rights to other companies, for which, in most cases, royalty fees are received. However, to date, the bulk of the Company's revenues have been generated primarily through the sale of finished products.

The Company's Product Line

     The product requirements for WAA and WLL can be categorized as single-line fixed subscriber terminals (PHONECELL(R) \series), and security alarm monitoring units (TELGUARD(R) \Series). The Company believes future product offerings will reflect a continued evolution of its existing product line.


          PRODUCT                                           FEATURES
- PHONECELL(R)\Series          Single-line, self-contained unit for voice, data and facsimile
(wireless communications       that is available in a variety of standards (AMPS, NAMPS, ETACS,
products)                      TDMA, CDMA, GSM etc.) and various housings
                               Specialized, single-line security alarm monitoring units for
- TELGUARD(R) \Series          commercial and residential use: with a range of options and features
(wireless security products)

SALES, MARKETING AND SERVICE

International Sales

     The international marketplace is characterized by new and repeat sales into established mobile cellular networks and to the emerging wireless local loop programs throughout the world. The Company has built an international sales and marketing team made up of professionals with experience in the Middle-East, Latin America, Asia, Europe, and Africa. It has regional sales offices in Miami, Florida; Oxford, England and Singapore. The ability to provide on-site customer technical assistance and support has been identified as a key selling requirement, and these regional offices aid in providing this important service.

U.S. Sales

     The Company markets certain products in the U.S. through a master distribution agreement with Global Data, Inc., a subsidiary of Telular Canada, Inc. and a related party of the Company. With the imminent deployment of PCS networks in the U.S., the Company is focusing on establishing product development and supply relationships with network operators and PCS transceiver/infrastructure manufacturers and large telecommunication companies.

     Service and Support

     The Company believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the wireless telecommunications equipment industry. The Company offers warranty and repair service for its products through three primary methods: (1) advance replacement kits shipped as warranty with orders, (2) in-house service and technical sales support technicians and engineers at its Buffalo Grove and Atlanta facilities, and (3) authorized third party service centers in various regions of the world (often associated with authorized distributors).

MOTOROLA RELATIONSHIP

     In November 1993, the Company entered into a strategic agreement with Motorola, whereby Motorola, through its Cellular Subscriber Group, acquired an 18.8% interest in the Company and, pursuant to an option, subsequently increased its holdings to 20%. Motorola, after dilution due to the issuance of additional shares of Common Stock, now owns approximately 15% of the outstanding shares of the Company. Motorola also obtained the right to representation on the Company's Board of Directors. The agreement provided the Company with access to certain of Motorola's engineering, technical service and other resources on a fee basis, subject to availability. In addition, Motorola will make its Advanced Mobile Phone System ("AMPS"), Extended Total Access Communication System ("ETACS"), NAMPS, TDMA (including GSM), CDMA, Iridium and other transceivers available for purchase by the Company for use in its products when, if, and as available.

     The Company made three announcements during October and November of 1995 that expanded its relationship with Motorola. First, the Company was awarded a contract to supply a specifically customized version of its PHONECELL(R) SX product to Motorola's Cellular Infrastructure Group ("CIG") for deployment in existing and future WLL projects in Hungary. The first phase of the deliveries started in 1996 and will continue during the beginning of fiscal 1997. Second, the Company and the Network Ventures Division ("NVD") of Motorola jointly announced the signing of a Preferred Supplier Agreement whereby the Company will be presented as a preferred supplier of fixed wireless subscriber equipment to NVD's joint ventures worldwide. Third, the Company announced an agreement with CIG under which CIG agreed to purchase $100 million of the Company's fixed wireless terminals and provide funding for engineering and product development activities over a three-year period, commencing January 1, 1996.

RESEARCH AND DEVELOPMENT

     The Company believes that its future success depends on its ability to adapt to the rapidly changing telecommunications environment and to continue to meet customers' needs. The Company is currently adapting its products to new wireless technologies and is working closely with several companies, including long-distance carriers, cellular service providers, telecommunications infrastructure providers and equipment manufacturers, to develop new fixed wireless products. Additionally, Motorola has agreed to fund certain product development activities (see "Industry Relationships").

     As of December 1, 1996, the Company's research and development staff comprised 23 engineers and was segregated into four teams. Each team is responsible for a specific standard such as GSM, CDMA or AMPS. Additionally, the research area continually investigates methods by which the Company can reduce the costs of its products. In June 1996 the Company acquired an interest in TelePath which has over 15 additional engineers available for research and development projects on a contract basis.

     The Company is currently adapting and developing new generations of its products to wireless standards such as Advanced AMPS, ETACS, GSM, DCS 1800, PCS 1900, TDMA and CDMA as well as multi-line and satellite-based systems.

MANUFACTURING

     Fabrication of the Company's products is accomplished through a combination of in-house manufacturing and subcontracting. The assembly of printed circuit board interfaces for both fixed wireless terminals and security alarm transmission products is performed at the facility in Atlanta, Georgia. The Company has developed proprietary testing equipment and procedures to conduct comprehensive quality control and quality assurance throughout the manufacturing and assembly process. Quality programs are a high priority at the Company; in 1994, the Buffalo Grove, and in 1996, the Atlanta facilities were certified and designated as ISO 9001 certified sites.

     The Company historically has contracted with several suppliers for the critical components of its products. The major exception to this policy has been transceiver units, which have been principally supplied by Motorola. The Company's interface technology is compatible with several other manufacturers' transceivers and the Company believes it could obtain transceivers from such manufacturers if sufficient quantities were not available from Motorola, although not necessarily on equivalent terms.

COMPETITION

     The competition in the telecommunications equipment industry is intense. The industry consists of major domestic and international companies, many of which have substantially greater financial, technical, marketing, sales, manufacturing, distribution and other resources than those of the Company, and includes companies such as Motorola, Northern Telecom, Ericsson, Nokia, and Oki. There are also international and domestic companies with less resources that make products that compete directly with the Company. The Company competes with these companies primarily by selling products that provide features and qualities not otherwise available on the market, and by developing new products incorporating its technology and promoting new applications of its existing product line. The Company's interface and its related technology have been, and will continue to be, afforded substantial protection in those markets in which it holds patents (See "Business--Patents, Licenses and Other Intellectual Property"). In markets where the Company holds no patents, the Company competes directly with a range of competitors. Approximately 75% of the Company's fiscal 1996 shipments were destined for other countries, most of which afforded little or no patent protection.

     Additionally, the telecommunications equipment industry is characterized by rapid technological advances, evolving industry standards, changes in end-user requirements and frequent new product introductions and enhancements. The wireless telecommunications industry is experiencing significant technological change, such as the transformation of cellular systems from analog to digital. The rate at which this change occurs and the success of such new technologies may have a material effect on the rate at which the Company expands its business and on its ability to achieve profitability. Moreover, there can be no assurance that continuing developments in technology will not result in the establishment of wireless or wireline technologies for which the Company's interface is not required or in the development of equipment equal or superior to that provided by the Company. The Company continues to invest in research and development in order to meet the technological advances in the industry and stay abreast of changes in cellular standards and end-user requirements.

     The Company licenses its patent rights to Motorola, under which Motorola is licensed to produce its own cellular interface. Motorola also sells fixed cellular products, and several other companies purchase Motorola's interface for inclusion in their own fixed cellular products. The Company receives a per unit royalty for any such products sold that are covered by the Company's patents. Motorola is a competitor with the Company in markets for analog AMPS products both domestically and internationally.

     The Company has granted licenses under its patents for various uses and applications to others as well, and may face competition from those licensees, their sublicensees, or their customers.

     As the competition in the telecommunications equipment industry has increased, so has litigation as a competitive tactic. Complaints may be filed on a variety of grounds, including antitrust, breach of contract, trade secret, patent or copyright infringement, patent or copyright invalidity, and unfair business practices. If the Company is forced to defend itself against such claims, whether or not meritorious, the Company is likely to incur substantial expense and diversion of management attention, and may encounter market confusion and the reluctance of licensees and distributors to commit resources to the Company's products. In the event that the Company's patents or other intellectual property rights were deemed invalid or were determined not to prohibit competing technologies, the Company could face additional competition. The Company considers that the upholding of the its patents is an important aspect of the Company's strategy and is currently involved in litigation concerning these patents. See "Item 3 -- Legal Proceedings", for descriptions of these cases.

PATENTS, LICENSES AND OTHER INTELLECTUAL PROPERTY

     The Company's success in the United States will depend to a considerable extent upon its ability to obtain and enforce intellectual property rights for its technology in the United States. With respect to its interface technology, the Company currently has seven United States patents, as well as 17 foreign patents, and one pending foreign patent application.

     Principal Patent. The patent for the Company's "system for interfacing a standard telephone set with a radio transceiver", U.S. Patent No. 4,658,096 (the "096 Patent"), was issued by the U.S. Patent Office on April 14, 1987 and expires on April 14, 2004. The '096 Patent has been filed in 19 countries and to date has been issued in all but one of these countries.

     The invention covered by the claims of the '096 Patent is an interface between a standard telephone and a cellular transceiver and its equivalents. The interface provides dial tone, off-hook detection signals, and many of the other signals usually provided over regular wireline telephones. The interface also provides for the automatic generation of a "send" signal from the cellular transceiver once the telephone number has been entered.

     In 1989, the validity of the '096 Patent was upheld by a U.S. District Court, which enjoined a company from further infringement on the patent. See "Item 3 - Legal Proceedings".

     Continuation Patents. In October, 1988 and May, 1990, the Company obtained two patents (U.S. Patent Nos. 4,775,997 and 4,922,517, respectively), the first of which is a continuation and broadening of the '096 Patent and the second of which is a continuation of the first and further broadens the '096 Patent. These continuation patents are meant to protect devices that are used for outgoing calls only and do not require incoming call detection, and have been terminally disclaimed to expire on April 14, 2004. In April, 1988, the Company obtained a continuation-in-part of the '096 Patent (U.S. Patent 4,737,975), which allows the interface to be programmed to enable it to intelligently detect when various types of dialing formats are used (e.g., three digit numbers such as 911 or 411) and to set the proper logic to cause the transceiver to send the dialed phone number and allows the reprogramming of the interface for use in countries where other dialing formats are used.

     The Company has successfully defended those continuation patents in three separate infringement actions, one of which the Company prevailed and two of which are pending. See "Item 3 - Legal Proceedings".

     Other Patents. In July, 1992, and November, 1994 patents were granted to the Company (U.S. Patents No. 5,134,651 and 5,361,297) for "a method and apparatus for providing answer supervision and an autonomous pay telephone incorporating the same which relates to an interface for use with a pay telephone and provides a real time display or printout of the costs associated with a placed call".

     The following patents were granted to the Company: for the self-diagnostic system for cellular transceivers, in November, 1995 U.S. Patent No. 5,469,494; in September, 1991 U.S. Patent No. 5,046,085 for "interfacing system for an international-type pay telephone"; (in which the Company has equitable rights); in the following countries for the "self-diagnostic system for cellular transceiver systems": in April, 1995 Nigeria Patent RP 12013; in December, 1994 South Africa Patent 94/1880; in December, 1995 Peru Patent 595; in March, 1993 Zaire Patent 94/3417; in November, 1996 Slovenian Patent 9420026; in September, 1996 Turkey Patent 28486; for the "self-diagnostic systems for cellular transceiver systems with remote reporting capability" in June, 1996 in South Africa Patent 95/8218; and for the "method and apparatus for providing answer supervision and an autonomous pay telephone incorporating the same" in June, 1994 Mexico Patent 174,818.

     In addition, the Company has the following patent applications: in the U.S. (i) "Concurrent Wireline/Landline Interface Apparatus & Method"; (ii) "Concurrent Wireline/Landline Interface Apparatus & Method" ("CIP"); (iii) "Concurrent Wireline/Landline Interface Apparatus & Method" (Continuation of
CIP); (iv) "Method and Apparatus for Generating Tariff Pulses for a Cellular Pay-Telephone (patent pending)"; and in foreign countries: (i) "Self-Diagnostic System for Cellular Transceiver Systems" in 30 countries and most parties contracting to the European Patent Convention or PCT; (ii) "Self-Diagnostic System for Cellular Transceiver Systems with Remote Reporting Capabilities" in 3 countries; (iii) "Concurrent Wireline/Landline Interface Apparatus & Method" in Israel.

     Applicability of the Company's Patents to Emerging Wireless Technologies. Although the Company believes its intelligent interface can be adapted to accommodate emerging wireless technologies (such as PCS, ESMR and satellite networks), there can be no assurance that these new applications will fall within the scope of the existing patent protection because in certain circumstances the licenses for these technologies have not been granted or have not yet been defined.

     Infringement Claims. The only claim is by two individuals, and it is a reassertion of a claim against the Company originally made in 1986. The Company, in reliance on the advice of its patent counsel, believes the claim is both erroneous and legally precluded. The Company's patent counsel is Hamman & Benn, the principals of which are stockholders of the Company and stockholders of DNIC, a major shareholder of the Company.

     Foreign Patents. While the Company has obtained patent protection in certain foreign jurisdictions, and has patent applications pending in some countries, it has not established patent protection in many other countries, including the principal countries of Western Europe for its principal patents. The Company, as well as any third party, is now precluded from obtaining patent coverage for the Company's core technology in any country where it does not currently have patent protection in Western Europe and throughout the world under the Patent Cooperation Treaty for new uses of the invention in conjunction with a pending U.S. patent application. In the absence of patent protection, the Company has relied upon other competitive factors, including the quality of its products and the desirability of using products that meet the same specifications as those in the United States and other countries where the Company has obtained patent protection.

     The Canadian patents for the Company's technology are owned by Telular Canada, which is the Company's exclusive distributor in Canada.

Licensing of Technology.

The Company has granted licenses to a number of other companies, which include the following:


Motorola                   (See Industry Relationship);

CKG Technologies           (non-exclusive, nontransferable license limited
                           to the manufacture of a portable cellular workstation
                           and/or a cellular modem);

Harvest Electronics, Ltd.  (non-exclusive license for manufacture and sale of an interface for vending equipment);

Millidyne, Inc.            (non-exclusive license for manufacture and
                           sale of subscriber data modems and mobile data
                           gateway equipment, incorporating certain
                           technology transferred by the Company); and

Powertek Industries        (non-exclusive U.S. license for manufacture
                           and sale of a portable cellular workstation).


Trademarks and Other Proprietary Information.

The Company has 15 registered trademarks which are: TELULAR plus design, T plus design, TELULAR, CELJACK, CELSWITCH, CNTE plus design, MAXJACK, PAYJACK, TELCEL, Hexagon Logo, PHONECELL, CELSERV, TELGUARD, CPX, and AXCELL. In addition, the Company has six registered Mexican trademarks covering the names and logos used for some of its products. The Company has one pending U.S. trademark which is: PCSone. The Company has 67 other foreign trademark registrations and 27 other foreign trademark applications.

EMPLOYEES

     As of December 1, 1996, the Company employed 109 persons, of which 19% are in sales and marketing, 28% in engineering and product development, 30% in manufacturing and 23% in finance and administration. None of the Company's employees are represented by organized labor.


ITEM 2.  PROPERTIES.

     The Company leases its Corporate headquarters, pursuant to a three and one-half year lease, in Buffalo Grove, Illinois which occupies 27,000 square feet on 2.1 acres. Besides serving as corporate headquarters, the facility houses sales and marketing, engineering, finance and administrative operations. The Company also leases space for international sales offices in Miami, Florida, Oxford, England and Singapore. The Company's subsidiary in Atlanta leases office and manufacturing space which occupies approximately 60,000 square feet. The Company signed a lease in December 1996 for a 72,000 square foot facility located in Vernon Hills, Illinois, which is in metropolitan Chicago. The Company plans to consolidate the Atlanta and Buffalo Grove operations into the facility during early calendar 1997 (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to the following actions:

     (a) Alliance Research Corporation v. Telular Corporation and Spectrum Technologies, Inc., CV 94 1065 RG, United States District Court, Central District of California.

     On February 17, 1994, Alliance Research Corporation sued the Company and Spectrum Information Technologies, Inc. ("Spectrum") seeking Declaratory Judgement for invalidity and non-infringement of the Company's 4,658,096 patent as well as its two continuation patents, 4,922,517 and 4,775,997. The Company has denied the allegations and has counterclaimed for patent infringement of the two continuation patents. On May 2, 1994, the Federal court in Los Angeles ruled in favor of Telular and rejected the lawsuit challenging the '096 patent. Spectrum was dismissed as a defendant on a motion made by Spectrum. The Company has acquired Spectrum's rights to receive court awarded damages on this case. The Federal court, on October 23, 1995, granted the Company's Motion for Partial summary judgement on all issues except damages. The court enjoined Alliance from selling its CDL line of products. Alliance has appealed the summary judgement decision. The matter is fully briefed and awaiting oral arguments. The Federal circuit modified the injunction and allowed Alliance to sell the CDL product for Motorola transceivers only. The litigation is ongoing and the Company intends to vigorously pursue its claims and contest Alliance's allegations.

     (b) Arthur L. Serrano and Andrew W. Holman v. Telular Corporation and Spectrum Information Technologies, Inc., CV 94 1272, United States District Court, Central District of California.

     On February 28, 1994, Serrano and Holman filed a Declaratory Judgement action against the Company and Spectrum Information Technologies, Inc. The suit involves the Company's 4,658,096 patent, as well as its two continuation patents, the 4,922,517 and 4,775,997 patents. The Company has answered and counterclaimed for patent infringement of its continuation patents. Plaintiffs are the former principals of Morrison & Dempsey, which is now out of business. On July 13, 1995, Judge Letts entered an order finding for the Company on all counts of the Complaint and Counterclaims, and determining the Serrano and Holman infringement to be willful, enabling the Company to receive treble damages, attorney's fees and costs. The final order was entered on March 20, 1996 granting the Company a total of $663,178.82 in treble damages, attorney's fees and costs. This decision has been appealed by Serrano and Holman. The matter is fully briefed awaiting oral argument and collection proceedings have begun against the individuals on the judgement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades publicly on the NASDAQ National Market System under the symbol "WRLS". The following table sets forth the quarterly high and low sales prices for each quarter of fiscal 1996, 1995 and 1994 since the Company's IPO on January 27, 1994, as reported by NASDAQ. Such quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.


                                 QUARTER ENDED DURING FISCAL 1996
                              ---------------------------------------
                DECEMBER 31,   MARCH 31,    JUNE 30,    SEPTEMBER 30,
                ------------  -----------  -----------  -------------
          High        $15.37       $10.50        $9.00          $6.62
          Low          $8.00        $2.00        $4.12          $4.12



                                 QUARTER ENDED DURING FISCAL 1995
                              ---------------------------------------
                DECEMBER 31,   MARCH 31,    JUNE 30,    SEPTEMBER 30,
                ------------  -----------  -----------  -------------
          High        $10.62       $10.25       $20.50         $20.25
          Low          $6.00        $6.50        $7.25         $12.75



                                  QUARTER ENDED DURING FISCAL 1994
                              ----------------------------------------
                DECEMBER 31,  MARCH 31(1),   JUNE 30,    SEPTEMBER 30,
                ------------  ------------  -----------  -------------

          High           (1)        $24.50       $17.00         $15.75
          Low            (1)        $15.50       $10.75          $6.87


(1) Prior to January 27, 1994, there was no established public trading market for the Common Stock. Market prices presented for the quarter ended March 31, 1994 are for the period commencing January 27, 1994 and ending March 31, 1994.

     At December 1, 1996, there were approximately 342 shareholders of record, 9,100 beneficial shareholders and 31,398,084 shares of outstanding Common Stock. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future. Pursuant to the Company's Loan and Security Agreement with LaSalle National Bank, the Company has agreed that, during the term of that agreement, the Company will not, without the consent of the lender, declare or pay any dividend or other distribution on any class of its stock.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table is a summary of certain condensed statement of operations and balance sheet information of the Company and its Predecessor (Note 2). The table sets forth: selected historical financial data of (i) the Company for the years ended September 30, 1996, 1995 and 1994, the nine month period ended September 30, 1993, and the seven month period ended December 31, 1992, and as of September 30, 1996, 1995, 1994, 1993 and December 31, 1992, and
(ii) the Predecessor for the five month period ended May 31, 1992 and as of May 31, 1992, and (iii) pro forma selected financial data of the Company for the year ended December 31, 1992. The selected historical financial data were derived from audited financial statements with the exception of the pro forma data for the year ended December 31, 1992. In the opinion of the management of the Company, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information included herein. The summary should be read in conjunction with financial statements and notes thereto appearing elsewhere in this report.

     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                          COMPANY(1)                        PREDECESSOR(2)
                                  --------------------------------------------------------  --------------------
                                                                                             SEVEN      FIVE
                                              YEAR ENDED             NINE MO.   PRO FORMA    MONTHS    MONTHS
                                              ----------               ENDED    YEAR ENDED   ENDED     ENDED
                                   SEPT. 30   SEPT. 30,   SEPT. 30,  SEPT. 30,   DEC. 31,   DEC. 31,  MAY 31,
                                     1996        1995       1994      1993(3)    1992(4)      1992      1992
                                   ---------  ----------  ---------  ---------  ----------  --------  --------
STATEMENT OF OPERATIONS DATA:
Net sales                            $27,271     $33,031    $17,734     $6,575      $3,032    $1,987    $1,161
 Cost of sales                        23,906      27,530     13,326      4,741       1,904     1,247       774
                                   ---------  ----------  ---------  ---------  ----------  --------  --------
Gross profit                           3,365       5,501      4,408      1,834       1,128       740       387

Selling, general & administrative
  expenses                            19,936      27,042     33,809      5,894       2,646     1,801       828
Restructuring                         11,019           -          -          -           -         -         -
                                   ---------  ----------  ---------  ---------  ----------  --------  --------


Loss from operations                 (27,590)    (21,541)   (29,401)    (4,060)     (1,518)   (1,061)     (441)
 Net interest income/(expense)           643       1,340      1,187        (12)        (49)       23       (95)
 Royalty income and other                354         540        281        364          15        15       158
                                   ---------  ----------  ---------  ---------  ----------  --------  --------
Net loss                            $(26,593)   $(19,661)  $(27,933)   $(3,708)    $(1,552)  $(1,023)    $(378)
                                   =========  ==========  =========  =========  ==========  ========  ========

Net loss per share                    $(0.96)     $(0.84)
                                   =========  ==========
Pro forma net loss per share(5)
(unaudited):                                                $(1.25)    $(0.18)
                                                          =========  =========

                                   SEPT. 30,  SEPT. 30,   SEPT. 30,  SEPT. 30,              DEC. 31,  MAY 31,
                                        1996        1995    1994(6)       1993                  1992      1992
                                   ---------  ----------  ---------  ---------              --------  --------
BALANCE SHEET DATA:
Working capital (deficiency)         $26,557     $25,930    $46,071      $(361)                $(259)  $(1,828)
Total assets                          41,939      54,747     61,242     14,749                 2,729     1,878
Long-term debt                         1,500          --         --         --                    --       496
Total debt                             1,500      10,000         --      4,098                   996     2,202
Owners equity (deficit)               30,770      37,956     56,318      7,338                   660    (1,312)


(1) The Company, formerly known as The Telular Group L.P., a limited partnership, was established on May 15, 1992 and commenced business on June 1, 1992. On May 13, 1993, the Company, a newly organized Delaware corporation, entered into various agreements whereby all of the outstanding partnership interests in the Telular Group L.P. were exchanged for shares of common stock.

(2)  The predecessor of the Company was DNIC Brokerage Co. ("Predecessor").

(3)  The Company has a fiscal year end of September 30.

(4) The unaudited pro forma selected statement of operations data of the Company for the year ended December 31, 1992 gives pro forma effect to the formation of The Telular Group L.P. and the combination of the operations of the limited partnership with the Predecessor as if the limited partnership had been formed on January 1, 1992.

(5) Pro forma net loss per common share for the nine month period ended September 30, 1993 has been calculated based on 20,389,994 weighted shares outstanding for the period January 1, 1993 through September 30, 1993 and includes net losses of The Telular Group L.P. for the period from January 1, 1993 to May 13, 1993, and thereafter for Telular Corporation. The pro forma net loss per common share for the year ended September 30, 1994 has been calculated based on 22,362,986 weighted shares outstanding. Common and common equivalent shares issued during the twelve month period prior to the January 27, 1994 IPO have been included as if they were outstanding for all periods presented using the treasury stock method and an IPO price of $20 per share.

(6) On January 27, 1994, the Company effected an initial public offering of 4,000,000 shares of common stock. After underwriting discounts and commissions and other expenses, proceeds to the Company were approximately $56,414,000, and have a material effect on the comparability of the information presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which allows most standard wireline customer premises equipment -- phones, facsimile machines, computer modems, PBXs, and key systems, among others -- to operate over wireless telecommunications networks. Currently, the Company is devoting a substantial portion of its resources to international market development, extension of its core product line to new wireless standards, expansion, protection and licensing of its intellectual property rights, and development of underlying radio technology.

     The Company's operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is an exhibit to this Form 10-K.

OVERVIEW

     The Company has seen substantial growth in the market for FWTs. The Company encountered heightened activity during the latter half of fiscal 1996 that gives it reason to believe that the FWT market is maturing beyond the nascent stage. The Company quoted more contracts, shipped more product and observed more data that confirmed momentum in the FWT market than during any previous period. The Company experienced record shipments during the fourth quarter and began shipping significant volumes to Motorola for a WLL project in Hungary. The major trends driving the market include a broad consumer acceptance of cellular communications, rapid privatization of telecommunications in developed and developing countries, adoption of digital wireless transmission standards that enhance network capacity and service, service network providers' acceptance of FWTs as cost-effective answers to customer demand for improved telecommunications and PCS licensing that will drive down the price of wireless communications and expand the number of users within the U.S. If these trends will continue, they will provide significant international and domestic opportunities.

     The Company has a number of undertakings which embody its strategy to capitalize on the growth it anticipates for FWTs. The Company's product development program is designed to result in a line of FWTs over the next three years that will address the cellular radio standards projected to serve 85% of all cellular subscribers in the year 2000. The Company is seeking to raise approximately $15-20 million of capital, most of which is specifically for product development purposes. The Company plans to consolidate and upgrade its manufacturing facilities in order to increase working efficiencies between functions, modernize equipment, increase capacity and facilitate the introduction of new products and new generations of product. The Company has and will continue to strengthen and build its sales and marketing organizations. The Company has added new personnel in each of its international sales offices and plans additional hiring to meet perceived demand. During fiscal 1996, the Company reversed a prior strategy of not licensing its intellectual property. The Company began negotiating the licensing of its patented technology with a number of large international telecommunications companies. Along the same line, the Company also began discussing OEM arrangements and launched a function within the Company to specifically manage licensing and OEM relationships. The Company has hired and will continue to hire additional senior-level managers as well as other qualified personnel to accomplish its strategy. The Company will continue to monitor expenditure levels in light of market timing and expansion revenues to maintain the balance it achieved during the restructuring that occurred during fiscal 1996.

RESTRUCTURING AND ORGANIZATIONAL CHANGES

     On January 22, 1996, the Company announced a restructuring program which was implemented during the second and third quarters of fiscal 1996. The difficulty in predicting demand for the Company's products, due in part to immature foreign markets, underscored the importance of properly aligning costs and expenses to attainable levels of revenue. Manufacturing and engineering consolidation, outsourcing and the elimination of non-core product lines were the focus of the restructuring. The Company's Puerto Rico and Buffalo Grove manufacturing operations were phased out during the second fiscal quarter, and production was consolidated at the Company's Atlanta, Georgia facility. The restructuring program reduced general, administrative and manufacturing costs Company-wide. The number of employees decreased from over 250 in January 1996 to less than 110 at the end of November 1996. Restructuring and impairment charges were incurred during the second and third fiscal quarters of fiscal 1996. The Company will experience approximately $1.2 million in reduced amortization charges in each of the next five years as the result of intangible assets written off as restructuring or impairment charges. Also, depreciation charges were reduced as part of the restructuring, but may increase in return to formal levels or increase in the future as the Company plans to move into a new facility and update manufacturing equipment during fiscal 1997. Wages decreased as part of the restructuring, but may increase in future periods if the demand for the Company's products meets Management's expectations.

     Restructuring charges related to the activities discussed were approximately $6.7 million and consisted of intangible, inventory and fixed asset write-offs as well as severance payments to employees separated from the Company. Restructuring payments were approximately $675,000 through September 30, 1996.

     In addition, impairment charges of $4.3 million were recorded, which represented specific intangibles that were determined to be impaired based on estimated cash flows over the remaining business life cycle of the related assets. Events related to a change in management and the corresponding change in business direction, and the restructuring plan prompted the evaluation of these intangibles.

     The Company appointed Kenneth E. Millard President and Chief Executive Officer (CEO) effective April 18, 1996. Mr. Millard also serves as a member of the Board of Directors. He joined Telular with over twenty-five years of telecommunications experience, most recently as President and Chief Operating Officer of Oncor Communications, based in Bethesda, Maryland. Robert C. Montgomery was appointed Executive Vice-President and Chief Operating Officer during March 1996. Mr. Montgomery had been president of Telular's wireless security alarm subsidiary, headquartered in Atlanta, Georgia. On July 1, 1996, Frank J.M. ten Brink joined the Company as Senior Vice President and Chief Financial Officer. Mr. ten Brink brings over fifteen years of finance, international business and manufacturing experience, most recently as Executive Director with Tenneco Packaging, Hexacomb Products. The Company has and plans to hire additional senior executives for other functions during fiscal 1997.

PRODUCT DEVELOPMENT

     The Company has devoted substantial resources to product development projects during fiscal 1996. The projects include the introduction of new products, the launch of new generations of products, the initiation work for future generations of products and converting Telular's patented interface technology into a chip set. The product development efforts are focused on both analog and digital cellular standards such as AMPS, ETACS, CDMA, DCS 1800, PCS 1900 and GSM. GSM is a priority as it is expected to account for as much as 40% of all cellular subscribers by the year 2000. The product development program is designed to result in a line of FWTs over the next three years that will address the cellular radio standards projected to serve 85% of all cellular subscribers in the year 2000. Most of the FWTs to be introduced will incorporate the Company's new "integrated radio" design, in which radio frequency and interface functionality are combined onto a single circuit card assembly. The Company expects to significantly reduce the product cost and increase field reliability while making the packaging more compact. The Company considers product development initiatives key to its future success and will continue to focus and expand such activities. The Company plans to raise additional capital (See LIQUIDITY AND CAPITAL RESOURCES) specifically for product development purposes.

     On June 28, 1996, the Company acquired a one-third interest in TelePath Corporation for $1,000,000 in cash and common stock of the Company valued at $2,187,500. TelePath is a radio developer, based in Hauppauge, New York, that specializes in the design of advanced cellular and personal communication services products. The agreement provides the Company with fifty percent voting position on the Board of Directors of TelePath, and it calls for the Company to increase its equity position in TelePath Corporation to fifty percent by August of 1997 by purchasing an additional one-sixth of TelePath for 150,000 shares of the Company's common stock as well as payments totaling $500,000. The agreement includes a multi-year product development program designed to provide a new generation of state-of-the-art fixed wireless terminals, which include both analog and digital radio standards, for markets worldwide. The agreement contemplates that TelePath will provide and the Company will purchase certain development services including the conversion of Telular's patented interface technology into a chip set, integration of Telular's patented interface technology with new and existing cellular radio standards, and development of new feature functions for future generations of analog and digital terminals.


CONSOLIDATION OF MANUFACTURING

     The Company plans to consolidate manufacturing in metropolitan Chicago during fiscal 1997. The Company signed a lease in December 1996 for a 72,000 square foot facility located in Vernon Hills, Illinois, which is in the metropolitan Chicago area. The Company expects that facilities consolidation during fiscal 1996 will result in significantly lower costs and more efficient orchestration of operations. The Company intends to further capitalize on the benefits it experienced through facilities consolidation during 1996 by relocating manufacturing operations from Atlanta to suburban Chicago during 1997. The move will result in engineering, sales, marketing and manufacturing resources to be within a proximity to each other that the Company believes will make new product introduction more efficient as well as increase the overall quality of manufactured products. Also, the Company plans to increase manufacturing capacity to be consistent with the introduction of new products or new generations of product. The consolidation requires the Company to relocate to a different site as the space it currently occupies in Buffalo Grove, Illinois does not have sufficient space for manufacturing.


SALES AND MARKETING

     The Company plans to strengthen and rebuild its sales and marketing organizations. The Company experienced record sales (see Results of Operations
- Fiscal 1996 Compared to Fiscal 1995) during the fourth fiscal quarter of 1996. New sales personnel have been added and more will be hired for each international sales region to meet perceived demand. The Company launched an OEM sales organization during fiscal 1997. The OEM segment manages the licensing of technology, sales of components and finished goods components to original equipment manufacturers and joint ventures. The Company hired and has plans to hire additional marketing personnel to coordinate product development and market opportunities.


EXPANDED RELATIONSHIP WITH MOTOROLA

     In November 1993, the Company entered into a strategic agreement with Motorola, whereby Motorola, through its Cellular Subscriber Group, acquired an interest in the Company and received an option to increase its holdings. Motorola exercised the option in April 1994 and now owns approximately 15% of the outstanding shares of common stock. Motorola also obtained the right to representation on the Company's Board of Directors. The agreement provided the Company with access to certain of Motorola's engineering, technical service and other resources on a fee basis, subject to availability. In addition, Motorola will make its TDMA (including GSM), CDMA, Iridium and other transceivers available for purchase by the Company for use in its products when, if and as available.

     During fiscal 1996, the Company expanded its relationship with Motorola in several respects.

     First, the Company was awarded a contract to supply a specifically customized version of its PHONECELL(R) SX product to Motorola's Cellular Infrastructure Group for deployment in existing and future WLL projects in Hungary. In March 1996, the Company and Motorola, announced that Motorola issued a purchase order for $25 million of PHONECELL(R) SX product in connection with Phase

I of the project. Shipments commenced during the third quarter of fiscal 1996. Approximately $19.0 million of the order will ship during fiscal 1997. The Company is currently negotiating with Motorola to supply units for Phases II and III of the project.

     Second, the Company and the Network Ventures Division ("NVD") of Motorola jointly announced the signing of a Preferred Supplier Agreement whereby the Company will be presented as a preferred supplier of fixed wireless subscriber equipment to NVD's joint ventures worldwide.

     Third, in November 1995, the Company entered into an agreement with CIG under which CIG agrees to purchase $100 million of the Company's fixed wireless terminals and provide funding for engineering and product development activities over a three-year period, commencing January 1, 1996. The Company and Motorola also modified existing equipment purchase and technology license agreements in certain respects. These include reduction of pricing to the Company on Motorola transceivers, reduction of royalty rates payable by Motorola on wireless fixed access units incorporating CDMA technology, minimum purchase commitments from Motorola to the Company, bidding opportunities to the Company for certain product needs of Motorola, and the grant by the Company to Motorola of an option to license (as a paid-up license) and sublicense to a single third party rights under certain of the Company's patents, limited to use in the field of WLL terminals employing CDMA techniques for the wireless connection. In the event that the board of directors of the Company rejects the license and sublicense requested by Motorola, Motorola has the right to terminate the agreement.


RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

     Net Sales. For the year ended September 30, 1996, net sales decreased 17.4% compared to 1995. Through the first three quarters of 1996, sales were down more than 40% compared to 1995. With the exception of Asia and sales of wireless security alarm products domestically, the Company experienced lower sales in all other regions compared to fiscal 1995. Specifically, sales in 1996 were lower due to large non-recurring orders in Latin America during 1995 and returns during the first fiscal quarter of 1996 of GSM PHONECELL product. Sales rose significantly during the fourth quarter to $13.9 million or more than 50% of total 1996 revenues. The Company began to ship significant volumes to Motorola for the WLL project in Hungary, which represented approximately 40% of the fourth quarter sales. Sales of FWTs to the Asian, European, Middle Eastern and African regions and of wireless security alarm products also increased substantially during the fourth quarter.

     Gross Profit. Gross profit for the year ended September 30, 1996, decreased 38.8% over the same period in 1995. This decrease was primarily attributable to $2.5 million in inventory charges incurred during the second fiscal quarter of 1996. The charges were related to the closing of the Company's Puerto Rican operation. Excluding the inventory charges, gross profit increased in 1996 to 21.3% from 16.7% in 1995.

     Engineering and Development Expenses. Engineering and development expenses decreased 15.2% compared to 1995. Although the Company consolidated engineering as part of the restructuring program, management considers engineering and product development to be integral to the future success of the Company. Engineering and development expenses are expected to increase in the future to reflect the Company's commitment to the development of future generations of product.

     Selling and Marketing Expenses. Selling and marketing expenses decreased 36.5% compared to 1995. The Company, as part of the restructuring program, realigned its worldwide sales organization during fiscal 1996. In addition, the sales support functions were consolidated during fiscal 1995 and 1996, which resulted in the closing of the Company's sales support office in Memphis and the execution of a domestic, non-exclusive master distribution agreement with a related party.

     General and Administrative Expenses (G&A). G&A decreased 33.5% compared to 1995. The decrease is essentially attributable to the reduction or elimination of expenditures, primarily through headcount reductions, achieved through the restructuring program implemented during the second and third fiscal quarters of fiscal 1996.

     Allowance for Doubtful Accounts. The allowance for doubtful account expense increased 210.2% compared to 1995. The increase principally reflected $0.5 million reserved during the third quarter of fiscal 1996 for a trade receivable due from one customer.

     Amortization Charges. Amortization charges increased by 11.4% compared to 1995. Although a substantial amount of intangible assets were written off as part of the aforementioned restructuring and impairment charges during 1996, amortization charges increased primarily due to deferred financing costs, related to debentures issued during the year.

     Other Income (Expense). Other income for the year ended September 30, 1996 decreased by $0.9 million compared to 1995. This decrease was primarily the result of lower interest income as cash balances in interest bearing accounts were lower in 1996 compared to 1995 and lower royalty income.

     Net Loss. The 1996 loss, net of restructuring and impairment charges, was $15.6 million or ($0.56) per share, compared to a net loss of $19.7 million, or ($0.84) per share in 1995. The net loss for the year ended September 30, 1996, inclusive of restructuring and impairment charges, totaled $26.6 million, or ($0.96) per share.


FISCAL 1995 COMPARED TO FISCAL 1994

     Net Sales. For the year ended September 30, 1995, net sales increased 86.3% compared to 1994. The increase in net sales was primarily in international markets, including Latin America, Europe, the Middle East and Asia. Management attributes the increase to a greater market awareness of fixed cellular and wireless local loops as a means of providing primary phone service, increased focus on international sales, improved performance in the wireless security alarm business, and modest price reductions applied to the single subscriber PHONECELL(R) products.

     Gross Profit. Gross profit for the year ended September 30, 1995, increased 24.8% over the same period in 1994. This increase is attributable to the aforementioned increase in sales. The gross profit margin decreased from 24.9% to 16.7%. The margin decrease is primarily due to charges to inventory reserves, the aforementioned reduction in selling prices, a changing product mix of sales due to the focus on international markets and material expediting costs. Inventory reserves were charged approximately $700,000 during the fourth quarter. These charges were made based upon a review of current inventories compared to forecasted sales for fiscal year 1996. Based upon this review, it was determined that certain products will no longer be part of the Company's core product line, and a reserve was therefore established.

     Selling, General and Administrative Expenses ("SG&A"). SG&A for the year ended September 30, 1995 decreased 20.0% compared to the same period in 1994. As a percent of net sales, SG&A decreased from 190.6% to 81.9%. Included in the 1994 expenses is $9.7 million in amortization expense for an intangible asset recorded in connection with an investment made by Motorola in November 1993. The intangible asset in the amount of $9.7 million reflected deferred costs associated with the Company's access to specified services to be provided by Motorola and certain transceiver supply and pricing arrangements. This asset was fully amortized as of September 30, 1994. Net of the aforementioned amortization, SG&A increased 12.2% over the prior year. This increase mainly reflects the more resources allocated to research and development efforts, an increase in legal expenses in defense of intellectual property rights, and the write-off of an asset capitalized in connection with the development of certain wireless component prototypes.

     In an attempt to further expand sales, a contract was entered into during late fiscal 1994 pursuant to which a vendor agreed to develop certain wireless component prototypes for $1,500,000. These prototypes were to be used in certain projects which the Company was and is currently pursuing. The contract provided a credit up to $1,500,000 against future purchase orders placed for production of the prototypes. Accordingly, payments made during fiscal 1995 of $1,500,000 were capitalized. As of September 30, 1995, management believes, due to the uncertainties surrounding the aforementioned projects, that this asset has become impaired. Future benefits, if any, are not determinable. Therefore, the $1,500,000 asset was written-off during the fourth quarter of 1995 and is included in Selling, General and Administrative expenses.

     Other Income (Expense). Other income for the year ended September 30, 1995 increased $0.4 million compared to 1994. This increase was primarily due to the interest income generated on the proceeds from the Company's IPO received in February 1994, and an increase in royalty income.

     Net Loss. The net loss for the year ended September 30, 1995 decreased approximately $8.3 million or 29.6% compared to 1994.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company had $12.8 million in cash and cash equivalents, with a net working capital surplus of approximately $26.6 million.

     Net cash used in operating activities was $15.0 million during fiscal 1996 compared to $20.8 million in fiscal 1995. The $26.6 million loss for the current year includes approximately $15.3 million of non-cash operating expenses. Cash uses include cash losses of $11.3 million and working capital increases of $3.7 million reflecting higher sales in the fourth quarter of fiscal 1996.

     Cash used by investing activities was approximately $1.7 million during fiscal 1996 compared to $4.4 million in fiscal 1995, $1.0 million of which was the investment in TelePath. Net property and equipment expenditures declined from 1995 to 1996 due to an effort to reduce capital expenditures through a corporate restructuring program.

     Financing activities provided for $7.9 million during fiscal 1996 compared to $10.6 million in fiscal 1995. During fiscal 1996, proceeds from the issuance of the debentures and the exercise of stock options net of repayment on borrowings on the revolving line of credit resulted in the net increase in cash provided by financing activities. The fiscal 1995 activity resulted from the exercise of stock options, and the proceeds received from borrowings on the revolving line of credit.

     On September 29, 1995, the Company entered into a Loan and Security Agreement with LaSalle National Bank that, among other things, provides a credit facility with a loan limit of $20.0 million. Borrowings under the loan are subject to borrowing base requirements and other conditions. Under the Loan and Security Agreement, the Company is required to comply with certain affirmative and negative covenants. The term of the agreement is through March 1, 1997.

     On December 11, 1995, the Company issued $18,000,000 in convertible debentures (the "Debentures") at 4% per annum which were to mature on December 11, 1997. The Debentures were issued under the provisions of Regulation S as promulgated under the United States Securities Act of 1933, as amended. Holders of the Debentures were entitled, at their option any time after issuance until December 10, 1997, to convert principal and interest accrued thereon, in whole or in part, into shares of common stock using defined conversion formulas based on NASDAQ closing bids for the Company's common stock. The Company was entitled, at its option any time commencing one year after issuance (and under certain circumstances prior to that date) through maturity, to require the holders to convert the principal and accrued interest into shares of common stock of the Company using defined conversion formulas based on NASDAQ closing bids for the Company's common stock. The Company also had the right to redeem the Debentures for cash at defined terms, subject to immediate exercise of the conversion option. Through the end of November 1996, all of the debentures plus interest accrued thereon were converted into 7,033,412 shares of common stock.

     Based on its current operating plan, the Company believes its existing capital resources, including the credit facility and proceeds from the issuance of the Debentures, should enable it to maintain its current and planned operations through 1997. However, management is in the process of raising $15-20 million additional capital that is primarily earmarked for research and product development. Beyond the specific research and product development needs, expected future uses of cash include working capital requirements, marketing and sales support programs in anticipation of future revenues and certain capital expenditures. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company.
The amount of royalty income from the Company's licensees is unpredictable, but could have an impact on the Company's actual cash flow.

     The Company requires letters of credit or qualification for export credit insurance underwritten by the Export-Import Bank of the United States on a substantial portion of its international sales orders. Also, to mitigate the effects of currency fluctuations on the Company's results of operations, the Company endeavors to conduct all of its international transactions in U.S. dollars. To date, the Company's sales have not been adversely affected by currency fluctuations; however, as the Company's international operations grow, foreign exchange or the inflation of a foreign currency may become risks, and the Company may be required to develop and implement additional strategies to manage these risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1. THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8 OF THIS FORM 10-K.

     Report of Independent Auditors .................................
     Consolidated Balance Sheets as of September 30, 1996 and 1995 .. Consolidated Statements of Operations for the years ended
     September 30, 1996, 1995 and 1994 ..............................
     Consolidated Statements of Equity for the years ended
     September 30, 1996, and 1995 ...................................
     Consolidated Statements of Cash Flows for the years ended
     September 30, 1996, 1995 and 1994 ..............................
     Notes to Consolidated Financial Statements .....................

                   [LETTERHEAD OF ERNST & YOUNG LLP]






                         Report of Independent Auditors

The Board of Directors
Telular Corporation

We have audited the accompanying consolidated balance sheets of Telular Corporation as of September 30, 1996 and 1995, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14a. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                     /s/ Ernst & Young LLP


November 8, 1996

                              Telular Corporation

                          Consolidated Balance Sheets


                                                                    SEPTEMBER 30
                                                                 1996          1995
                                                            ----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                  $12,838,087   $21,552,372
  Receivables:
  Trade, less an allowance for doubtful accounts of
    $900,000 and $218,000 at September 30, 1996
    and 1995, respectively                                     6,327,502     5,782,269
  Related parties                                              4,088,481     2,717,573
                                                            ----------------------------
                                                              10,415,983     8,499,842
  Inventories, net                                            12,791,701    12,313,679
  Prepaid expenses and other current assets                      180,569       355,374
                                                            ----------------------------
Total current assets                                          36,226,340    42,721,267
Property and equipment, net                                    2,325,389     3,851,250
Other assets:
  Intangible assets, net                                         180,000     8,106,325
  Investment in affiliate                                      3,146,208             -
  Deposits and other                                              61,004        68,388
                                                            ----------------------------
                                                               3,387,212     8,174,713
                                                            ----------------------------
Total assets                                                 $41,938,941   $54,747,230
                                                            ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit                                   $         -   $10,000,000
  Accounts payable:
    Trade                                                      1,794,505     3,157,240
    Related parties                                            6,196,983       797,310
  Accrued liabilities                                          1,677,671     2,836,905
                                                            ----------------------------
Total current liabilities                                      9,669,159    16,791,455
Convertible debentures                                         1,500,000             -
Commitments and contingencies                                          -             -
                                                            ----------------------------
Total liabilities                                             11,169,159    16,791,455
Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized; none outstanding                                       -             -
  Common stock, $.01 par value; 40,000,000 shares
    authorized; 31,016,675 and 23,646,266 outstanding, at
    September 30, 1996 and 1995, respectively                    315,768       242,064
  Additional paid-in capital                                 108,310,915    88,977,434
  Deficit                                                    (76,250,194)  (49,657,016)
  Treasury stock, 560,000 shares at cost                      (1,606,707)   (1,606,707)
                                                            ----------------------------
Total stockholders' equity                                    30,769,782    37,955,775
                                                            ----------------------------
Total liabilities and stockholders' equity                   $41,938,941   $54,747,230
                                                            ============================

See accompanying notes.

                              Telular Corporation

                     Consolidated Statements of Operations



                                                              YEAR ENDED SEPTEMBER 30
                                                  1996                  1995              1994
                                      -------------------------------------------------------------------
Net sales to unrelated parties              $  18,642,469         $ 28,626,888        $ 17,555,099
Net sales to related parties                    8,628,914            4,403,850             179,017
                                      -------------------------------------------------------------------
Total net sales                                27,271,383           33,030,738          17,734,116
Cost of sales                                  23,906,446           27,529,462          13,326,218
                                      -------------------------------------------------------------------
                                                3,364,937            5,501,276           4,407,898

Engineering                                     4,887,939            5,765,136           2,837,704
Selling                                         6,253,889            9,847,582          11,174,887
General and administrative                      6,754,355           10,159,367           9,176,848
Provision for doubtful accounts                   974,379              314,085              98,168
Amortization                                    1,065,736              956,270          10,521,226
Restructuring and impairment charges           11,018,939                    -                   -
                                      -------------------------------------------------------------------
Loss from operations                          (27,590,300)         (21,541,164)        (29,400,935)
Other income (expense):
  Interest income                                 936,294            1,340,268           1,248,138
  Royalty income                                    2,500               30,177               3,193
  Royalty income from related parties             643,757              800,550             446,448
  Interest expense                               (292,831)                   -                   -
  Interest expense to related parties                   -              (12,979)            (61,016)
  Equity in net loss of investments
   in affiliates                                  (41,292)                   -             (79,862)
  Other                                          (251,306)            (277,310)            (88,647)
                                      -------------------------------------------------------------------
                                                  997,122            1,880,706           1,468,254
                                      -------------------------------------------------------------------
Net loss                                    $ (26,593,178)        $(19,660,458)       $(27,932,681)
                                      ===================================================================
Net loss per common share                   $        (.96)        $       (.84)       $          -
                                      ===================================================================
Pro forma net loss per common share         $           -         $          -        $      (1.25)
                                      ===================================================================
Weighted-average number of common
 shares outstanding                            27,655,964           23,340,706                   -
Pro forma weighted-average number of
 common shares outstanding                             -                     -          22,362,986
                                      ===================================================================

See accompanying notes.

                              Telular Corporation

                       Consolidated Statements of Equity




                                                             ADDITIONAL                                   TOTAL
                                      PREFERRED   COMMON      PAID-IN                      TREASURY    STOCKHOLDERS'
                                        STOCK     STOCK       CAPITAL        DEFICIT        STOCK         EQUITY
                                  -----------------------------------------------------------------------------------
Balance at September 30,
  1994                              $     -    $237,271    $87,683,810   $(29,996,558)  $(1,606,707)   $56,317,816
Proceeds from issuances
  of common stock                         -       4,269        688,766              -             -        693,035
Stock issued for services
  rendered                                -         524        604,858              -             -        605,382
Net loss for year ended
September 30, 1995                        -           -              -    (19,660,458)            -    (19,660,458)
                                  -----------------------------------------------------------------------------------
Balance at September 30,
  1995                                    -     242,064     88,977,434    (49,657,016)   (1,606,707)    37,955,775
Proceeds from issuances
  of common stock                         -       3,651        551,169              -             -        554,820
Conversion of debentures
  into 6,655,315 shares of
  common stock                            -      66,553     16,598,312              -             -     16,664,865
Stock issued in connection
  with the investment in
  TelePath Corp.                          -       3,500      2,184,000              -             -      2,187,500
Net loss for year ended
  September 30, 1996                      -           -              -    (26,593,178)            -    (26,593,178)
                                  -----------------------------------------------------------------------------------
Balance at September 30,
  1996                               $    -    $315,768   $108,310,915   $(76,250,194)  $(1,606,707)   $30,769,782
                                  ===================================================================================


See accompanying notes.

                              Telular Corporation

                     Consolidated Statements of Cash Flows


                                                             YEAR ENDED SEPTEMBER 30
                                                     1996              1995             1994
                                                ---------------------------------------------------
OPERATING ACTIVITIES
Net loss                                          $(26,593,178)    $(19,660,458)   $(27,932,681)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation                                      1,063,777        1,329,405         918,408
   Amortization                                      1,065,736          956,270      10,521,226
   Inventory obsolescence expense                    2,958,490          736,300         575,700
   Compensation expense related to stock
    options and grants                                  99,067          128,873         593,117
   Interest on debentures                              209,412                -               -
   Common stock issued for services                          -          605,382               -
   Restructuring and impairment charges              9,839,061                -               -
   Equity in net loss of investments                    41,292                -          79,862
   Loss on disposal of property and equipment           16,658                -           5,137
   Changes in assets and liabilities:
    Receivables                                       (545,233)      (1,452,010)     (2,255,067)
    Related parties                                  4,028,765       (1,437,069)       (698,455)
    Inventories                                     (4,782,084)      (3,362,863)     (7,408,233)
    Prepaid expenses, deposits, and other              216,403            6,871        (311,454)
    Accounts payable                                (1,362,735)        (386,201)      1,799,181
    Accrued liabilities                             (1,206,734)       1,711,673         128,053
                                                ---------------------------------------------------
Net cash used in operating activities              (14,951,303)     (20,823,827)    (23,985,206)

INVESTING ACTIVITIES
Investment in TelePath Corporation                  (1,000,000)               -               -
Acquisition of property and equipment               (1,267,641)      (1,196,785)     (4,118,473)
Acquisition of licenses and technology                       -       (3,180,000)              -
Proceeds from disposal of equipment                    560,953                -
                                                ---------------------------------------------------
Net cash used in investing activities               (1,706,688)      (4,376,785)     (4,118,473)

FINANCING ACTIVITIES
Proceeds from issuances of common stock                458,706          564,162      68,197,864
Principal repayments of notes payable to
 related parties, net                                        -                -     (3,750,000)
Revolving line of credit                           (10,000,000)      10,000,000       (348,136)
Proceeds from convertible debentures                18,000,000                -               -
Payment of deferred financing costs                   (515,000)               -               -
Purchase of treasury stock                                   -                -      (1,606,707)
                                                ---------------------------------------------------
Net cash provided by financing activities            7,943,706       10,564,162      62,493,021
                                                ---------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                        (8,714,285)     (14,636,450)     34,389,342
Cash and cash equivalents, beginning of period      21,552,372       36,188,822       1,799,480
                                                ---------------------------------------------------
Cash and cash equivalents, end of period           $12,838,087      $21,552,372     $36,188,822
                                                ===================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid - Principally to related
  parties in 1995 and 1994                         $    83,419      $    12,979     $   139,374
                                                ===================================================


See accompanying notes.

                              Telular Corporation

                   Notes to Consolidated Financial Statements



1.  DESCRIPTION OF BUSINESS

Telular Corporation (the Company), operates in a single line of business whose purpose is to design, engineer, and manufacture component elements and complete telecommunications equipment assemblies and other complementary products; to market such products domestically and internationally by sale, lease, or license; and to pursue other distribution channels. In addition, the Company may engage in the provision of telecommunications products on a worldwide basis (except in Canada for products using the Company's patented core technology), otherwise engage in the fixed and mobile communications business, and engage in other activities related thereto.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Adcor-Telular Security Products, Inc. (Adcor) and Telular International, Inc. (International). All significant intercompany balances and transactions have been eliminated.

CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments which have maturities of three months or less from the date of purchase.

FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Credit risks with respect to trade receivables are limited due to the diversity of customers comprising the Company's customer base. The Company performs ongoing credit evaluations and charges uncollectible amounts to operations when they are determined to be uncollectible.

INVENTORIES

Inventories are stated at the lower of first in, first out (FIFO) cost or market.

                              Telular Corporation

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line and accelerated methods for financial reporting purposes.

INVESTMENTS

Investments in certain affiliates owned 50% or less are accounted for under the equity method of accounting.

INCOME TAXES

Statement No. 109 requires that the liability method be used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws in effect at the date of the financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values reported in the statement of financial position for receivables, revolving line of credit, accounts payable, and convertible debentures approximate their fair values at September 30, 1996 and 1995.

                              Telular Corporation

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEFERRED FINANCING COSTS

Financing costs incurred to issue the debentures, totaling $515,000, were capitalized and are being amortized over the term of the debentures or date of conversion, if converted. During the year ended September 30, 1996, amortization of deferred financing costs was $480,800.

RECLASSIFICATIONS

Certain amounts in the September 30, 1995 and 1994 financial statements have been reclassified to conform to the September 30, 1996 presentation.

STOCK-BASED COMPENSATION EXPENSE

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement encourages companies to record compensation costs for stock options granted to employees on the date of grant based on the fair value of these options. Alternatively, it allows companies to continue to measure compensation based on the difference between the option exercise price and the fair market value on the date of grant. The Company has elected to continue measuring compensation under Accounting Principle Board Opinion No. 25, and will provide the pro forma disclosure requirements of SFAS No. 123 beginning with the financial statements for the year ending September 30, 1997.

3.  ISSUANCE OF COMMON STOCK

On January 27, 1994, the Company effected an initial public offering (IPO) of 4,000,000 shares of common stock. In the public offering, the Company sold 3,100,000 shares, and 900,000 shares were sold by certain stockholders of the Company. Upon closing on February 3, 1994, proceeds to the Company, after underwriting discounts and commissions and other expenses, were approximately $56,414,000.

On November 2, 1993, pursuant to the terms of a Stock Purchase Agreement dated September 20, 1993, the Company issued and sold 3,824,240 shares of common stock (18.8% of outstanding common stock) to Motorola, Inc. (Motorola) in exchange for cash proceeds of $11 million, access to specified services of Motorola, and certain transceiver supply and pricing arrangements. Among other things, the Stock Purchase Agreement contains restrictions on certain actions that would adversely impair the rights of Motorola

                              Telular Corporation

3.  ISSUANCE OF COMMON STOCK (CONTINUED)

and on the sale of additional company stock to strategic investors, as defined. In connection with this transaction, the patent cross-license agreement was amended to revise the royalty due to Motorola for units leased, used, or sold and to reduce the purchase price of certain products purchased by the Company from Motorola.

In addition, Motorola received an option to purchase additional shares of common stock of the Company such that after such purchase, Motorola would own an aggregate 20% of the common stock of the Company on a fully diluted basis. This option was exercised on April 26, 1994, and the additional shares were purchased from certain major shareholders of the Company in lieu of the Company issuing such shares.

4.  INVENTORIES

Inventories consist of the following:


                                         SEPTEMBER 30
                                      1996          1995
                                 ----------------------------
Raw materials                      $11,196,334    $8,512,519
Work in process                        466,768     1,155,481
Finished goods                       2,327,599     3,957,229
                                 ----------------------------
                                    13,990,701    13,625,229
Less:  Reserve for obsolescence      1,199,000     1,312,000
                                 ----------------------------
                                   $12,791,701   $12,313,229
                                 ============================

5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                           SEPTEMBER 30
                                         1996        1995
                                   ----------------------------
Computer and telephone equipment      $1,538,305  $1,980,740
Shop equipment                         1,613,991   2,261,894
Furniture and office equipment           462,375   1,074,415
Automobiles                               31,317      76,466
Leasehold improvements                   455,346     771,645
Security equipment held for rent         270,942     188,032
                                   ----------------------------
                                       4,372,276   6,353,192
Less:  Accumulated depreciation        2,046,887   2,501,942
                                   ----------------------------
                                      $2,325,389  $3,851,250
                                   ============================

                              Telular Corporation

6.  INTANGIBLE ASSETS

Intangible assets consist of the following:


                                             SEPTEMBER 30
                                        1996            1995
                                  --------------------------------
Patents                               $      -      $   35,690
Licenses and technology                320,000       3,180,000
Excess of cost over fair value
 of net assets acquired                      -       6,799,139
                                  --------------------------------
                                       320,000      10,014,829
Less:  Accumulated amortization        140,000       1,908,504
                                  --------------------------------
                                      $180,000      $8,106,325
                                  ================================

Licenses and technology consist primarily of the repurchase of a license agreement for which the Company has the exclusive right to manufacture, use, and sell certain interface products. The license had been previously granted from one of the Company's patents. As part of the restructuring plan (see note
12), the Company has decided to discontinue the manufacturing and marketing of products under the license agreement. The remaining unamortized asset of approximately $2,529,900 was written off during the year ended September 30, 1996, and is included in restructuring and impairment charges.

The excess of cost over fair market value of net assets acquired (goodwill) is amortized based on the straight-line method over the assets' estimated useful lives, which range from eight to nine years. During the year ended September 30, 1996, the carrying value of goodwill was determined to be impaired based on undiscounted cash flow over the remaining life of the related asset. Events relating to a change in management and the corresponding change in business direction and the restructuring plan (see note 12) prompted the evaluation of these intangibles. Impairment charges of approximately $4,811,400 are included in restructuring and impairment charges.

The value attributable to certain intangible benefits received by the Company pursuant to the Stock Purchase Agreement with Motorola, in the amount of $9,727,758, was capitalized as of November 2, 1993, the date of the transaction. This amount, representing the value of access to specified services of Motorola and certain transceiver supply and pricing arrangements, was fully amortized over the remainder of the year ended September 30, 1994, which was the period in which the Company utilized the intangible benefits. The amortization of these deferred costs is included in amortization.

                              Telular Corporation

7.  INVESTMENT IN TELEPATH CORPORATION

On June 28, 1996, the Company entered into an agreement to acquire a one-third interest in TelePath Corporation (TelePath) in exchange for $1,000,000 in cash and common stock of the Company valued at $2,187,500. The agreement calls for the Company to increase its equity position in TelePath to 50% by August of 1997 by purchasing an additional one-sixth of TelePath for 150,000 shares of the Company's common stock as well as payments totaling $500,000. The agreement contemplates a multiyear product development program designed to provide the next generation of fixed wireless terminals pursuant to which TelePath will provide and the Company will purchase certain services.

8.  INCOME TAXES

At September 30, 1996, the Company has net operating loss carryforwards of approximately $69,391,000 for income tax purposes that begin expiring in 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:


                                                       SEPTEMBER 30
                                                1996                1995
                                            --------------------------------
Deferred tax assets:
Reserve for inventories                     $   465,000         $   509,000
Allowance for doubtful accounts                 349,000              85,000
Certain intangible assets                     3,973,000           4,304,000
Other                                           336,000             470,000
Research and development tax credit             241,000             241,000
Net operating loss carryforwards             26,924,000          16,279,000
                                            --------------------------------
Total deferred tax assets                    32,288,000          21,888,000
Valuation allowance                          32,288,000          21,888,000
                                            --------------------------------
Net deferred tax assets                     $         -         $         -
                                            ================================

The valuation allowance has increased by $10,400,000 during the year ended September 30, 1996, due principally to the increase in the net operating loss carryforward in 1996.

Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards may be subject to annual limitations.

                              Telular Corporation

9.  REVOLVING LINE OF CREDIT

The Company has a revolving line of credit agreement with a bank under which it may borrow up to $20,000,000, including letters of credit. Borrowings are limited to certain percentages and amounts of cash, accounts receivable, and inventories. The agreement is effective through March 1, 1997, and is subject to annual renewals thereafter. At the Company's election, the revolving line of credit carries interest at the bank's prime rate (8.25% and 8.75% at September 30, 1996 and 1995, respectively) or the Eurodollar rate (LIBOR) plus 2.25%.

The borrowings are collateralized by substantially all assets of the Company. Among other things, the agreement requires the Company to maintain a $10,000,000 compensating balance and to maintain specified levels of tangible net worth, working capital, and debt-to-equity ratios, as defined.

10.  CONVERTIBLE DEBENTURES

On December 11, 1995, the Company issued $18,000,000 in convertible debentures (the Debentures) at 4% per annum, which mature on December 11, 1997. The Debentures were issued under the provisions of Regulation S as promulgated under the United States Securities Act of 1933, as amended. Holders of the Debentures are entitled, at their option any time after issuance until December 10, 1997, to convert principal and interest accrued thereon, in whole or in part, into shares of common stock using defined conversion formulas based on NASDAQ closing bids for the Company's common stock. The Company is entitled, at its option any time commencing one year after issuance (and under certain circumstances prior to that date) through maturity, to require the holders to convert the principal and accrued interest into shares of common stock of the Company using defined conversion formulas based on NASDAQ closing bids for the Company's common stock. The Company also has the right to redeem the Debentures for cash at defined terms. During the year ended September 30, 1996, convertible debentures and accrued interest totaling $16,664,865 were converted into 6,655,315 shares of common stock.

                              Telular Corporation

11.  RELATED PARTY TRANSACTIONS

Net sales to related parties consist of the following:


                                YEAR ENDED SEPTEMBER 30
                            1996        1995         1994
                         ----------------------------------
Motorola and affiliates  $8,586,426  $3,663,322    $      -
Telular Canada Inc.             820     218,365     176,812
Global Data, Inc.            41,668     522,163           -
Others                            -           -       2,205
                         ----------------------------------
                         $8,628,914  $4,403,850    $179,017
                         ==================================

Accounts receivable from related parties consist of the following:


                              SEPTEMBER 30
                            1996        1995
                         -----------------------
Motorola and affiliates  $4,068,674  $2,525,310
Telular Canada Inc.               -       8,803
Global Data, Inc.            19,807     183,460
                         -----------------------
                         $4,088,481  $2,717,573
                         =======================


Purchases from Motorola totaled approximately $12,983,000, $11,006,000, and $5,170,000 for the years ended September 30, 1996, 1995, and 1994, respectively. Purchases from Telepath totaled approximately $675,000 for the year ended September 30, 1996. Purchases from DNIC Brokerage Co. (DNIC) totaled approximately $84,200 for the year ended September 30, 1994. No purchases were made from DNIC during the years ended September 30, 1996 and 1995.

Accounts payable to Motorola, were approximately $6,196,983 and $797,300 for the years ended September 30, 1996 and 1995, respectively. Accounts payable to Telepath at September 30, 1996 were $86,000.

During the years ended September 30, 1996, 1995, and 1994, the Company incurred expenses of approximately $50,500, $239,100, and $207,000, respectively, for professional services rendered by a firm controlled by a director of the Company. The Company and the director's firm entered into an agreement, whereby the Company issued shares of common stock in lieu of cash for services rendered during the period January 1, 1995 through September 30, 1995. The Company issued 16,488 common shares pursuant to the terms of this agreement.

                              Telular Corporation

11.  RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has an option agreement with Motorola, whereby the Company will provide engineering services, at their typical rates, over a three-year period ending November 10, 1998. The Company is also guaranteed a volume purchase commitment, as defined, from Motorola over a three-year period commencing January 1, 1996. For the year ended September 30, 1996, payments received under this agreement were approximately $1,000,000.

The Company has a patent license agreement with Motorola, whereby the Company receives a royalty for each unit leased, used, or sold. The agreement will remain in effect for the life of the license patents by country, unless it is terminated by either party in accordance with the terms of the agreement. Pursuant to a technology transfer agreement with DNIC, the Company remits the first $250,000 of royalties received annually to DNIC. For the years ended September 30, 1996, 1995, and 1994, royalty income earned by the Company pursuant to the Motorola agreement was approximately $643,800, $800,000, and $446,000, respectively.

The Company had a consulting services agreement (the Consulting Agreement) with Columbia Capital Corporation (CCC), a shareholder of the Company. The Company was required to reimburse CCC for reasonable travel, lodging, and out-of-pocket expenses incurred by CCC in connection with the services provided, which were approximately $112,500 for the year ended September 30, 1994. The Consulting Agreement terminated effective as of the completion of the initial public offering.

A note receivable in the amount of $72,000 was entered into with a former officer of the Company related to his exercise of an option to purchase 72,170 shares of common stock during November 1993. This note was forgiven in accordance with the officer's amended employment agreement entered into during the period ended September 30, 1995.

On June 1, 1994, the Company entered into an agreement with Access Technologies Group (ATG) that called for ATG to provide a variety of multimedia services to the Company over an 18-month period commencing July 1, 1994. The estimated fee of $300,000 was prepaid after the contract was signed contingent upon a 50% owner of ATG joining the Company as an officer and ATG granting an option to the Company to acquire 20% of ATG for $200,000. The Company did not exercise the option, which expired in May 1995. The prepayment was fully utilized at September 30, 1995. The officer, who no longer is employed by the Company, subsequently reduced his ownership from 50% to 4% of ATG.

                              Telular Corporation

11.  RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended September 30, 1994, the Company purchased insurance coverage from an insurance broker which has an executive who is related to a former officer of the Company. Total payments made under this insurance policy were approximately $501,000.

12.  RESTRUCTURING AND IMPAIRMENT COSTS

On January 22, 1996, the Company announced a restructuring program which was implemented during the second and third quarters of fiscal 1996. The difficulty in predicting demand for the Company's products, due in part to immature foreign markets, underscored the importance of properly aligning costs and expenses to attainable levels of revenue. Manufacturing and engineering consolidation, outsourcing, and the elimination of noncor product lines were the focus of the restructuring. The Company's Puerto Rico and Illinois manufacturing operations were phased out during the second fiscal quarter, and production was consolidated at the Company's Atlanta, Georgia, facility. The restructuring program has reduced general, administrative, and manufacturing costs Company-wide.

Restructuring charges related to the activities discussed above were approximately $6,739,800 and consist of intangible ($3,062,200), inventory, and fixed asset write-offs as well as severance payments to employees separated from the Company. Restructuring payments were approximately $675,000. These charges are included in restructuring and impairment charges. See Note 6 for discussion of impairment of intangibles.

13.  LEASES

The Company and its subsidiaries occupy certain facilities under lease agreements and lease certain equipment under various agreements expiring through December 31, 2003. Rent expense for the years ended September 30, 1996, 1995, and 1994 was approximately $595,000, $805,000, and $597,000, respectively. Future minimum obligations under noncancelable operating leases are as follow:


1997        $503,000
1998         110,000
1999          78,000
2000          33,000
2001          33,000
Thereafter    10,000
            --------
            $767,000
            ========

                              Telular Corporation

14.  STOCK OPTIONS

The Company has a Stock Incentive Plan (the Plan). Under the Plan, options to purchase shares of common stock may be granted to all employees and directors. Outside of the Plan, the Company has entered into stock option agreements (the Non-Qualified Stock Option Agreements) with officers and key employees of the Company.

Under the Non-Qualified Stock Option Agreements, certain employees were granted options before the Company's IPO. These options were granted at exercise prices, which range from $.93 to $6.93 per share, were determined by the Board of Directors, and represented estimated fair market values of the Company's common stock at the grant date. These options are fully vested and, if not exercised or terminated, will terminate on the fifth anniversary of the vesting date.

Under the Plan, certain officers and key employees have been granted stock options. These options vest over two years, as defined in the agreement. Upon termination of employment for any reason other than death or termination without cause, any options that have not vested shall terminate. All options, if not exercised or terminated, will terminate on the tenth anniversary of the date of grant. The executive may purchase at any time less than the full number of shares for which the option is then exercisable.

Non-Qualified Stock Options have been granted to officers and all employees of the Company pursuant to the Plan. These options will vest either immediately or over a period of up to seven years, as defined in the agreement. All options, if not exercised or terminated, will terminate either on the sixth or the tenth anniversary of the date of grant as defined in the agreement.

Non-Qualified Stock Options have been granted to the independent directors of the Company in lieu of compensation as directors and members of committees of the Board of Directors which, if not exercised or terminated, will terminate on the sixth anniversary date of grant.

In April 1996, the Company reset the exercise price on the options granted to officers, all employees, and directors pursuant to the Plan. The revised exercise price represented the fair value of the Company's stock as of April 17, 1996, and, accordingly, no compensation expense was recognized.

Pursuant to a Share Purchase Agreement, the selling shareholders of Adcor were granted options to purchase common stock currently exercisable at $18.00 per share. During the year ended September 30, 1994, options for 86,800 common shares with an exercise price

                              Telular Corporation

14.  STOCK OPTIONS (CONTINUED)

of $1.44 were exercised. During the year ended September 30, 1996, options for 61,950 common shares were canceled. At September 30, 1996, 24,850 authorized but unissued shares of common stock have been reserved for future issuance to the selling shareholders of Adcor.

Stock option activity, including Non-Qualified Stock Options, activity under the Plan, the 1993 Adcor Agreement, and options granted to independent directors, is as follows:


                                         1994            1995            1996
                                    ------------------------------------------------
Outstanding at beginning of period       1,359,050       1,398,715       1,734,179
Granted                                    297,265         770,454       1,102,607
Exercised                                 (257,600)       (426,800)       (360,672)
Canceled                                         -          (8,190)       (617,680)
                                    ------------------------------------------------
Outstanding at end of period             1,398,715       1,734,179       1,858,434
                                    ================================================
Exercisable at end of period             1,006,898         874,648         690,405
Exercise price range                $0.93 - $18.00  $0.93 - $18.00  $0.93 - $18.00

15.  RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the years ended September 30, 1996, 1995, and 1994, were approximately $4,271,000, $5,204,000, and $1,659,000, respectively.

16.  MAJOR CUSTOMERS

For the year ended September 30, 1996, the Company derived approximately $8,600,000 (32%), of its net sales from one customer, of which approximately $4,100,000 is included in accounts receivable at September 30, 1996. During the year ended September 30, 1995, no customers made up more than 10% of the Company's net sales. For the year ended September 30, 1994, the Company derived approximately $1,941,000 (11%), of its net sales from one customer, of which approximately $1,573,000 was included in accounts receivable at September 30, 1994.

                              Telular Corporation

17.  EXPORT SALES

Export sales were approximately $12,872,000, $22,383,000, and $10,405,000 for the years ended September 30, 1996, 1995, and 1994, respectively. Export sales were primarily to the Asian and European, Middle Eastern, and African (EMEA) regions during the year ended September 30, 1996, the Caribbean and Latin American (CALA) and EMEA regions during the year ended September 30, 1995, and to the CALA region during the year ended September 30, 1994.

18.  CONTINGENCIES

The Company is involved in legal proceedings which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, based upon the opinion of the Company's counsel, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated results of operations.

19.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 1996, 1995, and 1994.

                                               THREE MONTHS ENDED
                           DECEMBER 31    MARCH 31      JUNE 30    SEPTEMBER 30
                           ----------------------------------------------------
FISCAL YEAR ENDED 1996
Net sales                  $4,028,325    $4,574,452   $4,749,647   $13,918,959
Gross profit (loss)           286,155    (1,992,825)   1,178,078     3,893,529
Net (loss) income          (5,230,216)  (17,399,326)  (4,494,892)      531,256
Net (loss) income per
common share                     (.22)         (.69)        (.15)          .02
FISCAL YEAR ENDED 1995
Net sales                   6,819,805     8,208,781    8,655,915     9,346,237
Gross profit                1,394,702     1,415,736    1,847,257       843,581
Net loss                   (4,864,293)   (4,062,815)  (3,760,717)   (6,972,633)
Net loss per common share        (.21)         (.17)        (.16)         (.30)
FISCAL YEAR ENDED 1994
Net sales                   4,918,152     4,692,786    3,195,260     4,927,918
Gross profit                1,573,346     1,263,589      329,893     1,241,070
Net loss                   (5,195,374)   (7,160,881)  (7,306,414)   (8,270,012)
Pro forma net loss per
common share                     (.25)         (.32)           -             -
Net loss per common share           -             -         (.32)         (.35)

                              Telular Corporation

19.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

The accumulation of fiscal 1996 quarterly net (loss) income per common share does not equal the net loss per common share for the year ended September 30, 1996, due to the large number of shares issued in conjunction with the conversion of debentures during the second and third quarters of fiscal 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Directors of the Company" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 16, 1996, which is incorporated herein.

     The executive officers of the Company and their ages as of December 1, 1996 are as follows:


         NAME            AGE                          POSITION
-----------------------  ---  ---------------------------------------------------------

William L. De Nicolo ..  50   Chairman of the Board
Kenneth E. Millard ....  49   Chief Executive Officer and President
Robert C. Montgomery ..  55   Executive Vice President and Chief Operating Officer
Frank J.M. ten Brink ..  39   Senior Vice President, Chief Financial Officer, Secretary
George Claudio, Jr. ...  36   Senior Vice President Development Technology
Gordon T. Jenkins .....  48   Vice President Finance
Timothy L. Walsh ......  38   Treasurer and Comptroller


     William L. De Nicolo, age 50, is the founder of the Company and has served as Chairman of the Board (including service to DNIC Brokerage Co. (DNIC) prior to formation of The Telular Group L.P.) since its formation in 1986. Mr. De Nicolo served as Chief Executive Officer (CEO) of the Company from 1986 until November 1993 and from November 1995 until April 1996. Mr. De Nicolo continues to serve as President and Chairman of the Board of Directors of DNIC, a
principal stockholder of the Company.   Mr. De Nicolo is also a Director of
Wells-Garner Electronics Corporation.

     Kenneth E. Millard, 49, has served as a director, President and Chief Executive Officer of the Company since April 1996. Mr. Millard served as President and Chief Operating Officer of Oncor Communications, based in Bethesda, Maryland. He worked for Ameritech from 1982 to 1992 where he served as President and Chief Executive Officer of Michigan Bell Telephone Company from 1989 to 1992. Prior to 1989, he held the positions of Senior Vice-President of Corporate Strategy for three years and Senior Vice-President and General Counsel of Ameritech. From 1972 to 1982, Mr. Millard worked for AT&T and Wisconsin Bell as an attorney.

     Robert C. Montgomery, 55, has served as Chief Operating Officer and Executive Vice President of the Company since March 1996. Mr. Montgomery had previously been President of the Company's wholly-owned subsidiary Telular-Adcor Security Products, Inc. since 1986. Prior to that, Mr. Montgomery was a partner with McKinsey & Company management consulting firm.

     Frank J.M. ten Brink, 39, has served as Senior Vice President, CFO since July 1, 1996 and became Secretary of the Company during August of 1996. Prior to joining Telular, Mr. ten Brink served as Executive Director and CFO for Hexacomb Corporation from October 1991 until June 1996, and Vice President Finance for Interlake Packaging from 1989 until September 1991.

     George Claudio, Jr. has been employed by the Company since 1986 and has served as Vice President Technology of the Company since May 1992. Mr. Claudio has been involved in the design and evolution of the Company's patented technology and products.

     Gordon T. Jenkins has served as Vice President of the Company's wholly owned subsidiary, Telular-Adcor Security Products, Inc. since 1986. Mr. Jenkins is a certified public accountant

     Timothy L. Walsh has served as Treasurer and Comptroller of the Company since April 1993. From January 1990 - April 1993, Mr. Walsh was controller of Chicago Bulletproof. Mr. Walsh is a certified public accountant.

ITEM 11. EXECUTIVE COMPENSATION.

     Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1996, which is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1996, which is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1996, which is incorporated herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(A)  1.   THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8 OF
          THIS FORM 10-K.

          Report of Independent Auditors

          Consolidated Balance Sheets as of September 30, 1996 and 1995

          Consolidated Statements of Operations for the years ended September 30, 1996, 1995 and 1994

          Consolidated Statements of Equity for the years ended
          September 30, 1996 and 1995

          Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

     2. THE FOLLOWING SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994.

          Schedule VIII    Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3.   EXHIBITS.


NUMBER      DESCRIPTION                         REFERENCE
------      -----------                         ---------

3.1         Certificate of Incorporation        Filed as Exhibit 3.1 to
                                                Registration Statement
                                                No. 33-72096
                                                (the "Registration Statement")

3.2         Amendment No. 1 to Certificate      Filed as Exhibit 3.2 to the
            of Incorporation                    Registration Statement

3.3         Amendment No. 2 to Certificate      Filed as Exhibit 3.3 to the
            of Incorporation                    Registration Statement

3.4         By-Laws                             Filed as Exhibit 3.4 to the
                                                Registration Statement


4.1         Loan Agreement with LaSalle         Filed as Exhibit 4.1 to Form
            National Bank and Amendment         10-K filed December 27, 1995
            thereto

4.2         Debenture Agreements dated          Filed as Exhibit 4.2 to Form
            December 11, 1995                   10-K filed December 27, 1995

10.1        Consulting Agreement with           Filed as Exhibit 10.1 to the
            William L. De Nicolo                Registration Statement

10.2        Employment Agreement with           Filed as Exhibit
            Kenneth E. Millard                  10.1 to Form 10-Q
                                                filed August 14, 1996

10.3        Stock Option Agreement with         Filed as Exhibit
            Kenneth E. Millard                  10.2 to Form 10-Q
                                                filed August 14, 1996

10.4        Stock Purchase Agreement By         Filed as Exhibit
            and Among Telular Corporation       10.3 to Form 10-Q
            and TelePath Corporation            filed August 14, 1996

10.5        Appointment of Larry J. Ford        Filed as Exhibit 10.2
                                                to Form 10-Q filed
                                                May 1,1995

10.6        Option Agreement with Motorola      Filed as Exhibit 10.6
            dated November 10, 1995             to Form 10-K filed
                                                December 26, 1996 (1)

10.7        Stock Purchase Agreement            Filed as Exhibit 10.11
            between Motorola, Inc. and          to the Registration
            Telular Corporation dated           Statement
            September 20, 1993

10.8        Patent Cross License Agreement      Filed as Exhibit 10.12
            between Motorola, Inc. and the      to the Registration
            Company, dated March 23, 1990       Statement(1)
            and Amendments No. 1, 2 and
            3 thereto


10.9        Exclusive Distribution and          Filed as Exhibit 10.14
            Trademark License Agreement         the Registration
            between Telular Canada Inc.         Statement(1)
            and the Company, dated April 1,
            1989, and Amendments thereto


10.10       Amended and Restated Shareholders   Filed as Exhibit 10.15
            Agreement dated November 2, 1993    to the Registration
                                                Statement(1)

10.11       Amendment No. 1 to Amended and      Filed as Exhibit 10.24
            Restated Shareholders               the Registration
            Agreement, dated January 24,        Statement
            1994


10.12       Amendment No. 2 to Amended and      Filed as Exhibit 10.5
            Restated Shareholders Agreement,    to the Form 10-Q filed
            dated June 29, 1995                 July 28, 1995


10.13       Amended and Restated Registration   Filed as Exhibit 10.16
            Rights Agreement dated November     to the Registration
            2, 1993                             Statement

10.14       Amendment No. 1 to Amended and      Filed as Exhibit 10.25
            Restated Registration Rights        to the Registration
            Agreement, dated January 24,        Statement
            1994



10.15       Amended and Restated Employee       Filed as Exhibit 10.17
            Stock Option Plan                   to Form 10-K filed
                                                December 26, 1996


10.16       Stock Option Grant to               File as Exhibit 10.7
            Independent Directors               to Form 10-Q filed
                                                July 28, 1995

11          Statement regarding computation     Filed herewith
            of per share earnings

21          Subsidiaries of registrant          Filed herewith

27          Financial Data Schedule             Filed herewith

99          Cautionary Statements Pursuant to   Filed herewith
            the Securities Litigation
            Act of 1995


(1) Confidential treatment granted with respect to redacted portions of documents.


(B) REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

(C)  SEE EXHIBIT INDEX AND EXHIBITS ATTACHED TO THIS REPORT AND LISTED UNDER
     ITEM 14(A)(3).

(D)  FINANCIAL STATEMENTS SCHEDULES REQUIRED BY THIS ITEM ARE LISTED UNDER
     ITEM 14(A)(2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Telular Corporation

Date: December 19, 1996        By: /s/ KENNETH E. MILLARD
                               --------------------------
                               Kenneth E. Millard
                               President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                      TITLE                         DATE
     --------------------  ----------------------------------  --------------------

/s/  WILLIAM L. DE NICOLO  Chairman of the Board               December  19, 1996
-------------------------
     William L. De Nicolo

/s/  KENNETH E. MILLARD    President, Chief Executive          December  19, 1996
-------------------------
     Kenneth E. Millard    Officer and Director

/s/  FRANK J.M. TEN BRINK  Chief Financial Officer, Secretary  December  19, 1996
-------------------------
     Frank J.M. ten Brink  and Senior Vice President

/s/  TIMOTHY L. WALSH      Comptroller and Treasurer           December  19, 1996
-------------------------
     Timothy L. Walsh

/s/  JOEL J. BELLOWS       Director                            December   19, 1996
-------------------------
     Joel J. Bellows

/s/  JOHN E. BERNDT        Director                            December  19, 1996
-------------------------
     John E. Berndt

/s/  ROBERT B. BLOW        Director                            December   19, 1996
-------------------------
     Robert B. Blow

/s/  LARRY J. FORD         Director                            December   19, 1996
-------------------------
     Larry J. Ford

/s/  RICHARD D. HANING     Director                            December   19, 1996
-------------------------
      Richard D. Haning

/s/  DAVID P. MIXER        Director                            December   19, 1996
-------------------------
     David P. Mixer

/s/  WILLIAM E. SPENCER    Director                            December   19, 1996
-------------------------
      William E. Spencer

                                                                  SCHEDULE VIII

                              TELULAR CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                                      CHARGED
                                                    BALANCE AT       CHARGED TO       TO OTHER                          BALANCE
                                                    BEGINNING         COSTS AND       ACCOUNTS--      DEDUCTIONS--       AT END
                  DESCRIPTION                       OF PERIOD         EXPENSES        DESCRIBE         DESCRIBE        OF PERIOD
                  -----------                       ---------         --------        ------------     ------------    ---------
PERIOD ENDED SEPTEMBER 30, 1996............

Accumulated Amortization of Intangible Assets      $ 1,908,504     $ 7,926,325 (1)      $     -     $(9,694,829) (2)   $   140,000
Cumulative Amortization of Deferred Costs                    -               -                -               -                  -
Valuation Allowance of Deferred Tax Asset           21,888,000      10,400,000 (3)            -               -         32,288,000
Allowance for Doubtful Accounts                        218,000         974,400                -        (292,400) (4)       900,000
Inventory Reserve                                    1,312,000       4,304,062                -      (4,417,062) (5)     1,199,000

PERIOD ENDED SEPTEMBER 30, 1995............

Accumulated Amortization of Intangible Assets      $   952,234     $   956,270          $     -     $         -        $ 1,908,504
Cumulative Amortization of Deferred Costs                    -               -                -               -                  -
Valuation Allowance of Deferred Tax Asset           12,096,000       9,792,000 (3)            -               -         21,888,000
Allowance for Doubtful Accounts                        216,000         318,675                -        (316,675) (4)       218,000
Inventory Reserve                                      575,700       1,374,977                -        (638,677) (5)     1,312,000

PERIOD ENDED SEPTEMBER 30, 1994...........

Accumulated Amortization of Intangible Assets      $   159,256     $   792,978          $     -     $         -        $   952,234
Cumulative Amortization of Deferred Costs                    -       9,727,758                -      (9,727,758) (6)             -
Valuation Allowance of Deferred Tax Asset            1,829,000      10,267,000 (3)            -               -         12,096,000
Allowance for Doubtful Accounts                         85,000         174,526                -         (43,526) (4)       216,000
Inventory Reserve                                            -         611,111                -         (35,411) (5)       575,700


(1) Approximately $7,341,400 represents assets written off as restructuring or impairment charges.

(2) Amount represents assets fully amortized and netted against the reserve during the period.

(3) Amount represents the valuation amount for deferred tax assets, which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(4) Bad debts written-off.

(5) Inventory disposed.

(6) Amount represents deferred costs for the value attributed to access to specified services of Motorola and certain transceiver supply and pricing arrangements.