Form 10-Q
period 1996-12-31
TELULAR CORP
filed 1997-02-14
CIK 915324

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1996.

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from       to      .
                                                 ----    ----

                         Commission File Number 0-23212

                              TELULAR CORPORATION
             (Exact name of Registrant as specified in its charter)



               Delaware                                        36-3885440
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


                     Yes  X                      No
                         --
The number of shares outstanding of the Registrant's common stock, par value $.01, as of December 31, 1996, the latest practicable date, was 31,411,706 shares.

                              TELULAR CORPORATION
                                     INDEX





     PART I - FINANCIAL INFORMATION                               PAGE NO.
                                                                  --------

     Item 1. Financial Statements:

             Consolidated Balance Sheets
             December 31, 1996 and September 30, 1996             3

             Consolidated Statements of Operations
             Three Months Ended December 31, 1996 and 1995        4

             Consolidated Statement of Equity
             Period from September 30, 1996 to December 31, 1996  5

             Consolidated Statements of Cash Flows
             Three Months Ended December 31, 1996 and 1995        6

             Notes to the Consolidated Financial Statements       7

     Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      8

     PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                     12

     Signatures                                                   13

                             TELULAR CORPORATION
                         CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                 1996             1996
                                                             -------------    ------------
ASSETS
  Current assets:
    Cash and cash equivalents                                $  15,136,360    $ 12,838,087
    Receivables:
      Trade, net of allowance for doubtful accounts of
       $892,000 and  $900,000 at December 31, 1996
       and September 30, 1996, respectively                      4,956,725       6,327,502
    Related parties                                              4,458,893       4,088,481
                                                             -------------    ------------
                                                                 9,415,618      10,415,983
    Inventories, net                                            11,230,058      12,791,701
    Prepaid expenses and other current assets                      359,475         180,569
                                                             -------------    ------------
  Total current assets                                          36,141,511      36,226,340
  Property and equipment, net                                    2,605,103       2,325,389
  Other assets:
    Intangible assets, net                                         160,000         180,000
    Investment in affiliate                                      3,146,598       3,146,208
    Deposits and other                                              55,764          61,004
                                                             -------------    ------------
                                                                 3,362,362       3,387,212
                                                             -------------    ------------
  Total assets                                               $  42,108,976    $ 41,938,941
                                                             =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable:
     Trade                                                   $   2,615,516    $  1,794,505
     Related parties                                             4,630,735       6,196,983
    Accrued liabilities                                          1,781,147       1,677,671
                                                             -------------    ------------
  Total current liabilities                                      9,027,398       9,669,159

  Convertible debentures                                                 -       1,500,000
                                                             -------------    ------------
  Total liabilities                                              9,027,398      11,169,159

  Commitments and contingencies                                          -               -

  Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares
     authorized; none outstanding                                        -               -
    Common stock; $.01 par value; 40,000,000 shares
     authorized; 31,411,706 and 31,016,675 outstanding
     at December 31, 1996 and September 30, 1996,                  319,583         315,768
     respectively
    Additional paid-in capital                                 109,878,509     108,310,915
    Deficit                                                    (75,509,807)    (76,250,194)
    Treasury stock, 560,000 shares at cost                      (1,606,707)     (1,606,707)
                                                             -------------    ------------
  Total stockholders' equity                                    33,081,578      30,769,782
                                                             -------------    ------------
  Total liabilities and stockholders' equity                 $  42,108,976    $ 41,938,941
                                                             =============    ============


                          See accompanying notes.

                             TELULAR CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED DECEMBER 31,
                                                            1996            1995
                                                        -----------     -----------
Net sales to third parties                              $ 6,578,770     $ 3,789,236

Net sales to related parties                             11,801,390         239,089
                                                        -----------     -----------

Total net sales                                          18,380,160       4,028,325

Cost of sales                                            13,797,183       3,742,170
                                                        -----------     -----------

                                                          4,582,977         286,155

Engineering and development expenses                      1,340,026       1,488,141
Selling and marketing expenses                            1,080,032       1,939,932
General and administrative expenses                       1,510,912       1,935,935
Provision for doubtful accounts                             183,821          45,500
Amortization charges                                         54,241         321,597
                                                        -----------     -----------

Income (loss) from operations                               413,945      (5,444,950)

Other income                                                326,442         214,734
                                                        -----------     -----------

Net income (loss)                                       $   740,387     $(5,230,216)
                                                        ===========     ============

Net income (loss) per common share                      $      0.02     $     (0.22)
                                                        ===========     ============

Weighted average number of common shares outstanding     31,442,993      23,716,289
                                                        ===========     ============


                           See accompanying notes.

                             TELULAR CORPORATION
                       CONSOLIDATED STATEMENT OF EQUITY

                                                                   ADDITIONAL                                      TOTAL
                                            PREFERRED     COMMON    PAID-IN                        TREASURY     STOCKHOLDERS'
                                              STOCK       STOCK     CAPITAL         DEFICIT          STOCK         EQUITY
                                          ------------  --------  ------------   -------------    -----------   -----------
Balance at September 30, 1996             $        -    $315,768  $108,310,915   $ (76,250,194)   $(1,606,707)  $30,769,782

Proceeds from the conversion of
  debentures and issuances of
  common stock                                     -       3,815     1,567,594             -              -       1,571,409

Net income for period from October 1,
  1996 to December 31, 1996                        -         -              -          740,387            -         740,387
                                          ------------  --------  ------------   -------------    -----------   -----------
Balance at December 31, 1996              $        -    $319,583  $109,878,509   $ (75,509,807)   $(1,608,707)  $33,081,578
                                          ============  ========  ============   ==============   ===========   ===========

                             See accompanying notes

                             TELULAR CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED DECEMBER 31,
                                                             1996              1995
                                                         -----------       ------------
OPERATING ACTIVITIES:
Net income (loss)                                        $   740,387       $ (5,230,216)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities
  Depreciation                                               186,330            341,043
  Amortization                                                54,241            321,597
  Interest on debentures                                       2,927                -
  Compensation expense                                           -               62,603
  Equity in net income of investment                            (390)               -
  Changes in assets and liabilities:
    Receivables                                            1,370,777           (354,363)
    Related parties                                       (1,936,660)           585,133
    Inventories                                            1,561,643         (1,022,386)
    Prepaid expenses, deposits and other                    (139,425)          (736,448)
    Accounts payable                                         821,011           (484,832)
    Accrued liabilities                                      103,476           (549,124)
                                                         -----------       ------------
Net cash provided by (used in) operating activities        2,764,317         (7,066,993)

INVESTING ACTIVITIES:
Acquisition of property and equipment                       (466,044)          (767,743)
                                                         -----------       ------------
Net cash used in investing activities                       (466,044)          (767,743)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                           -              140,523
Payments on revolving line of credit                             -           (8,000,000)
Proceeds from convertible debentures                             -           18,000,000
Payment of deferred financing costs                              -             (515,000)
                                                         -----------       ------------
Net cash provided by financing activities                        -            9,625,523
                                                         -----------       ------------
Net increase in cash and cash equivalents                  2,298,273          1,790,787
Cash and cash equivalents, beginning of period            12,838,087         21,552,372
                                                         -----------       ------------
Cash and cash equivalents, end of period                 $15,136,360       $ 23,343,159
                                                         ===========       ============

                            See accompanying notes.

                              TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements for the fiscal year ended September 30, 1996.

2. INVENTORIES

      The components of inventories consist of the following:


                                     DECEMBER 31,     SEPTEMBER 30,
                                         1996             1996
                                   -----------------  -------------
   Raw materials                    $    8,878,177     $11,196,334
   Work in process                         552,426         466,768
   Finished goods                        3,158,455       2,327,599
                                   -----------------  -------------
                                        12,589,058      13,990,701
   Less: Reserve for obsolescence        1,359,000       1,199,000
                                   -----------------  -------------
                                    $   11,230,058     $12,791,701
                                   =================  =============


3. CONVERTIBLE DEBENTURES

      On December 11, 1995, the Company issued $18,000,000 in convertible debentures (the Debentures) at 4% per annum, which were to mature on December 11, 1997. The Debentures were issued under the provisions of Regulation S as promulgated under the United States Securities Act of 1933, as amended. Holders of the Debentures were entitled, at their option any time after issuance until December 10, 1997, to convert principal and interest accrued thereon, in whole or in part, into shares of common stock using defined conversion formulas based on NASDAQ closing bids for the Company's common stock. The Company was entitled, at its option any time commencing one year after issuance (and under certain circumstances prior to that date) through maturity, to require the holders to convert the principal and accrued interest into shares of common stock of the Company using defined conversion formulas based on NASDAQ closing bids for the Company's common stock. By November 30, 1996, the entire issuance of convertible debentures and interest accrued thereon were converted into approximately 7,033,000 shares of common stock.

4.   CONTINGENCIES

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

The Company's operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is an exhibit to Form 10-K filed for the period ended September 30, 1996.

RELATIONSHIP WITH MOTOROLA, INC.

In November 1993, the Company entered into a strategic agreement with Motorola Inc. ("Motorola"), whereby Motorola, through its Cellular Subscriber Group, acquired an interest in the Company and received an option to increase its holdings. Motorola exercised the option in April 1994 and now owns approximately 15% of the outstanding shares of common stock. Motorola also obtained the right to representation on the Company's Board of Directors. In addition, the Company both purchases from and sells to Motorola in material
quantities.   For further information about the Company and Motorola, refer to
Form 10-K filed for the period ended September 30, 1996.

RESTRUCTURING

On January 22, 1996, the Company announced a restructuring program (the "Restructuring Program") which was implemented during the second and third quarters of fiscal 1996. The difficulty in predicting demand for the Company's products, due in part to immature foreign markets, underscored the importance of properly aligning costs and expenses to attainable levels of revenue. Manufacturing and engineering consolidation, outsourcing and the elimination of non-core product lines were the focus of the restructuring. The Company's Puerto Rico and Buffalo Grove manufacturing operations were phased out during the second fiscal quarter, and production was consolidated at the Company's Atlanta, Georgia facility. The Restructuring Program reduced general, administrative and manufacturing costs Company-wide. The number of employees decreased from over 250 in January 1996 to less than 110 by the end of November 1996. Restructuring and impairment charges amounting to approximately $11.0 million were incurred during the second and third fiscal quarters of 1996. The Company will experience approximately $1.2 million in reduced amortization charges in each of the next five years as the result of intangible assets written off as restructuring or impairment charges. Also, depreciation charges were reduced as part of the restructuring, but may return to formal levels or increase in the future as the Company plans to move into a new facility and update manufacturing equipment during fiscal 1997. Wages decreased as part of the restructuring, but may increase in future periods if the demand for the Company's products meets Management's expectations.

RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 1997 COMPARED TO FIRST QUARTER FISCAL 1996

Net Sales. First quarter fiscal 1997 sales increased by $14.4 million to $18.4 million, which is more than quadruple the sales for the same period in fiscal 1996. Sales of fixed wireless terminals (FWTs) accounted for almost the entire increase as shipments to Motorola for the wireless local loop (WLL) project in Hungary represented approximately 60% of first quarter fiscal 1997 sales.
Sales of FWTs in the Asian, European, Middle Eastern and African regions and of wireless security alarm products also increased over 60% in fiscal 1997 compared to the same period in fiscal 1996.

Gross Profit. First quarter fiscal 1997 gross profit increased by $4.3 million compared to the same period in fiscal 1996. The increase was primarily due to the substantial increase in sales volumes in fiscal 1997 as compared to fiscal 1996. The gross profit margin increased to 25.0% in fiscal 1997 versus 7.1% in fiscal 1996. Margins improved over the prior period in part because the Company restructured and consolidated manufacturing facilities during the second and third quarters of fiscal 1996 which resulted in lower manufacturing costs in subsequent quarters, higher 1997 sales volumes increased throughput during 1997 and resulted in the absorption of fixed costs over more units than 1996 and an inventory reduction program that took place during fiscal 1996 also resulted in low-margin sales during the quarter ended December 31, 1995.

Engineering and Development Expenses. Engineering and development expenses decreased 10.0% compared to the same quarter in fiscal 1996. Engineering and development were lower in the current quarter as a result of the Restructuring Program.

Selling and Marketing expenses. Selling and marketing expenses for the first quarter of fiscal 1997 decreased 44.3% compared to the same quarter in fiscal 1996. This decrease was primarily a result of the Company's realignment, as part of its Restructuring Program, of its worldwide sales organization during fiscal 1996.

General and Administrative Expenses (G&A). G&A for the first quarter decreased 22.0% compared to the same quarter of fiscal 1996. The decrease was primarily attributable to the reduction or elimination of expenditures, primarily through headcount reductions, achieved through the Restructuring Program.

Provision for doubtful accounts. The provision for doubtful account expense increased from the same quarter in fiscal 1996 commensurate with the increase in sales during fiscal 1997.

Amortization Charges. Amortization charges for the first quarter decreased by over 80% compared to the same quarter in fiscal 1996. Intangible assets written off as part of restructuring and impairment charges during the second and third quarters of fiscal 1996 significantly reduced the intangible asset balance and related amortization charges in fiscal 1997 compared to fiscal 1996.

Other Income.   First fiscal quarter 1997 net other income was higher compared to the same fiscal quarter in 1996 primarily due to lower other expenses in the current period.

Net Income. The Company recorded net income of $0.7 million or $0.02 per share for the first quarter in fiscal 1997 compared to a loss of $5.2 million or ($0.22) per share in the same quarter in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had $15.1 million in cash and cash equivalents with a net working capital surplus of approximately $27.1 million.

Net cash generated in operating activities was $2.8 million during the first three months of fiscal 1997 compared to $7.1 million in cash used in the same period of the prior fiscal year. In addition to the profit generated during the quarter, collections of trade receivables and higher inventory turnover contributed to the positive flow of funds from operations in fiscal 1997.

Cash used for capital spending and other investing activities was approximately $0.5 million during the first quarter of fiscal 1997, compared to $0.8 million in the same period during fiscal 1996.

No financing activities took place during the first three months of fiscal 1997 compared to net cash generated of $9.6 million during the same period in fiscal 1996. The prior period's increase resulted primarily from proceeds received pursuant to the issuance of $18.0 million of convertible debentures (see below), which were offset in part by $8.0 million in payments against the Company's revolving line of credit.

During fiscal 1995, the Company entered into a Loan and Security Agreement (the "Agreement") with LaSalle National Bank which, among other things, provides a credit facility with a loan limit of $20.0 million. Borrowings under the Agreement are subject to borrowing base requirements and other conditions. Under the Agreement, the Company also is required to comply with certain affirmative and negative covenants. There were no borrowings under the Agreement at December 31, 1996. The agreement terminates on March 1, 1997, and the Company is in the process of replacing the facility.

On December 11, 1995, the Company issued $18,000,000 in convertible debentures (the "Debentures") at 4% per annum which were to mature on December 11, 1997. The Debentures were issued under the provisions of Regulation S as promulgated under the United States Securities Act of 1933, as amended. During the quarter ended December 31, 1996, the final $1,500,000 of the Debentures plus interest accrued thereon were converted into approximately 378,000 shares of common stock.

Based on its current operating plan, the Company believes its existing capital resources, including the credit facility, should enable it to maintain its current and planned operations through 1997. However, management is in the process of raising $15-20 million of additional capital primarily for research and product development. Beyond the specific research and product development needs, expected future uses of cash include working capital requirements, marketing and sales support programs in anticipation of future revenues and certain capital expenditures. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company.
The amount of royalty income from the Company's licensees is unpredictable, but could have an impact on the Company's actual cash flow.

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

OUTLOOK

The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company expects fiscal 1997 sales levels to exceed fiscal
1996 sales levels; however, the degree to which that occurs largely depends, among other things, upon follow on business for the Hungary project. Second quarter fiscal 1997 revenues are anticipated to exceed the same period in the prior year, primarily due to projected completion of Phase One shipments for the WLL project in Hungary. The Company is exploring a number of opportunities, including the right to supply FWTs for Phases Two and Three of the Hungary project. The Company expects the demand for FWTs to continue to grow and is cultivating other revenue opportunities that it believes will contribute to future revenue growth. The Company has hired and plans to hire additional personnel to coordinate market opportunities.

To capitalize on the anticipated growth in the market for FWTs, the Company launched a product development plan during fiscal 1996. The strategy has been, and continues to be, to introduce fixed wireless terminals over the next three years that will address the radio standards serving 85 percent of all cellular subscribers in the year 2000. The Company plans to continue to devote substantial resources to product development. Pursuant to the terms of its agreement with TelePath Corporation the Company plans to increase its equity position in TelePath Corporation to 50% by August of 1997 through the issuance of shares of the Company's common stock and cash payments. In addition, the Company has and will continue to hire additional qualified engineering personnel. The Company has also engaged and plans to contract with additional vendors to assist with the execution of its product development plan. The Company is seeking to raise $15-20 million of additional capital that is primarily earmarked for research and product development.

The Company announced, that in conjunction with product development and other matters, it intended to relocate manufacturing to Vernon Hills, Illinois, a suburb of Chicago, during fiscal 1997. The move will geographically consolidate the Company's engineering, sales, marketing and manufacturing resources, which the Company believes will make new product introduction more efficient, improve overall quality and increase manufacturing capacity. Most of the relocation activities are expected to be completed by the end of the third fiscal quarter.

In summary, the Company believes that the market for FWTs is undergoing substantial growth. The Company is seeking to capitalize on the anticipated growth by devoting resources across the Company to meet the anticipated needs of the market.

Statements contained herein, other than historical statements, consist of forward looking information. The Company's actual results may vary considerably from those discussed in the "Outlook" section and elsewhere in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to sustain recent profitability as lower sales may likely result in lower margins. In addition, product development and the relocation of manufacturing facilities, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in greater detail in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, include the risk that technological change will render the Company's technology obsolete, the risk of litigation, the Company's ability to develop new and foreign markets, the Company's dependence on contractors and on Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, the effect of changes in management, and uncertainty in the development of wireless service generally.

     PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (listed by number according to Exhibit table of Item 601 in Regulation S-K)

NUMBER                          DESCRIPTION                                             REFERENCE

3.1                             Certificate of Incorporation                            Filed as Exhibit 3.1 to
                                                                                        Registration Statement
                                                                                        No. 33-72096
                                                                                        (the "Registration
                                                                                        Statement")

3.2                             Amendment No. 1 to Certificate                          Filed as
                                of Incorporation                                        Exhibit 3.2 to
                                                                                        the Registration
                                                                                        Statement

3.3                             Amendment No. 2 to Certificate                          File as
                                of Incorporation                                        Exhibit 3.3 to
                                                                                        the Registration
                                                                                        Statement

3.4                             By-Laws                                                 Filed as
                                                                                        Exhibit 3.4 to
                                                                                        the Registration
                                                                                        Statement

4.1                             Loan Agreement with LaSalle                             Filed as Exhibit
                                National Bank and Amendment                             4.1 to Form 10-K
                                thereto                                                 filed December
                                                                                        27, 1995


4.2                             Debenture Agreements dated                              Filed as Exhibit
                                December 11, 1995                                       4.2 to Form 10-K
                                                                                        filed December
                                                                                        27, 1995

11                              Statement regarding computation                         Filed herewith
                                of per share earnings

27                              Article 5 Disclosure                                    Filed herewith

(b) Reports on Form 8-K


     The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



Telular Corporation




Date  February 14, 1997          By: /s/ Kenneth E. Millard
    ---------------------        -----------------------------------
                                 Kenneth E. Millard
                                 President & Chief Executive Officer




Date  February 14, 1997          /s/ Frank J.M. ten Brink
    ---------------------        -----------------------------------------------
                                 Frank J.M. ten Brink
                                 Chief Financial Officer & Senior Vice President

                                 EXHIBIT INDEX


NUMBER                          DESCRIPTION                                             REFERENCE
------                          -----------                                             ---------
3.1                             Certificate of Incorporation                            Filed as Exhibit 3.1 to
                                                                                        Registration Statement
                                                                                        No. 33-72096 (the "Registration
                                                                                        Statement")

3.2                             Amendment No. 1 to Certificate                          Filed as
                                of Incorporation                                        Exhibit 3.2 to
                                                                                        the Registration
                                                                                        Statement

3.3                             Amendment No. 2 to Certificate                          Filed as
                                of Incorporation                                        Exhibit 3.3 to the
                                                                                        Registration
                                                                                        Statement

3.4                             By-Laws                                                 Filed as Exhibit 3.4 to
                                                                                        the Registration
                                                                                        Statement

4.1                             Loan Agreement with LaSalle                             Filed as Exhibit
                                National Bank and Amendment                             4.1 to Form 10-K
                                thereto                                                 filed December
                                                                                        27, 1995

4.2                             Debenture Agreements dated                              Filed as Exhibit
                                December 11, 1995                                       4.2 to Form 10-K
                                                                                        filed December
                                                                                        27, 1995


11                              Statement regarding computation                         Filed herewith
                                of per share earnings

27                              Article 5 Disclosure                                    Filed herewith



