Form 10-Q
period 1997-03-31
TELULAR CORP
filed 1997-05-15
CIK 915324

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997.

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


                           647 North Lakeview Parkway
                             Vernon Hills, Illinois
                                      60061
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (847) 247-9400
              (Registrant's telephone number, including area code)


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

The number of shares outstanding of the Registrant's common stock, par value $.01, as of March 31, 1997, the latest practicable date, was 31,540,041 shares.

                               TELULAR CORPORATION
                                      INDEX




PART I - FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                     --------

Item 1. Financial Statements:

            Consolidated Balance Sheets
              March 31, 1997 and September 30, 1996                                   3

            Consolidated Statements of Operations
               Three Months Ended March 31, 1997 and March 31, 1996                   4
               Six Months Ended March 31, 1997 and March 31, 1996                     5

            Consolidated Statement of Stockholders' Equity
               Period from September 30, 1996 to March 31, 1997                       6

            Consolidated Statements of Cash Flows
               Six Months Ended March 31, 1997 and March 31, 1996                     7

            Notes to the Consolidated Financial Statements                            8

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                      10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                            16

Item 2. Changes in Securities.                                                        16

Item 4. Submission of Matters to a Vote of Security Holders.                          16

Item 6. Exhibits and Reports on Form 8-K                                              18

Signatures                                                                            19

                               TELULAR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                   March 31,                  September 30,
ASSETS                                                                                1997                         1996
                                                                                  -----------                 -------------
                                                                                  (unaudited)

  Current assets:

    Cash and cash equivalents                                                       $     11,828                  $    12,838

    Receivables:

       Trade, net of allowance for doubtful accounts of $582
       and $900 at March 31, 1997 and September 30, 1996,
       respectively                                                                        3,424                        6,328

       Related parties                                                                     3,553                        4,088
                                                                                    -------------                 -----------

                                                                                           6,977                       10,416

    Inventories, net                                                                      11,517                       12,792

    Prepaid expenses and other current assets                                                388                          181
                                                                                    -------------                 -----------

  Total current assets                                                                    30,710                       36,227

  Property and equipment, net                                                              2,920                        2,325

  Other assets:

    Intangible assets, net                                                                   655                          180

    Investment in affiliate                                                                3,818                        3,146

    Deposits and other                                                                        55                           61
                                                                                    ------------                  -----------

                                                                                           4,528                        3,387
                                                                                    ------------                  -----------

  Total assets                                                                      $     38,158                  $    41,939
                                                                                    ============                  ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:

    Accounts payable:

      Trade                                                                         $      2,658                  $     1,794

      Related parties                                                                        887                        6,197

    Accrued liabilities                                                                    1,418                        1,678
                                                                                    ------------                  -----------

  Total current liabilities                                                                4,963                        9,669



  Convertible debentures                                                                     ---                        1,500
                                                                                    ------------                  -----------

  Total liabilities                                                                        4,963                       11,169



  Commitments and contingencies                                                              ---                          ---

  Stockholders' equity:

    Preferred stock, $.01 par value; 10,000,000 shares
    authorized; none outstanding                                                             ---                          ---

    Common stock; $.01 par value; 75,000,000 shares
    authorized; 31,540,041 and 31,016,675 outstanding in
    March 31, 1997 and September 30, 1996, respectively                                      321                          316



    Additional paid-in capital                                                           110,722                      108,311

    Deficit                                                                              (76,241)                     (76,250)

    Treasury stock, 560,000 share at cost                                                 (1,607)                      (1,607)
                                                                                    ------------                  -----------

  Total stockholders' equity                                                              33,195                       30,770
                                                                                    ------------                  -----------

  Total liabilities and stockholders' equity                                        $     38,158                  $    41,939
                                                                                    ============                  ===========



                             See accompanying notes.

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                Three Months Ended March 31,

                                                                             1997                         1996
                                                                          -----------                  -----------
                                                                          (unaudited)                  (unaudited)

Net sales to third parties                                               $      5,419                   $     4,094



Net sales to related parties                                                    5,998                           480
                                                                         -------------                  ------------



Total net sales                                                                11,417                         4,574



Cost of sales                                                                   8,580                         6,567
                                                                         -------------                  ------------

                                                                                2,837                        (1,993)

Engineering and development expenses                                            1,387                         1,279

Selling and marketing expenses                                                    948                         1,879

General and administrative expenses                                             1,326                         1,952

Provision for doubtful accounts                                                    47                           144

Amortization                                                                       20                           203

Restructuring and impairment changes                                              ---                         9,907
                                                                         -------------                  ------------



Income (loss) from operations                                                    (891)                      (17,357)



Other income (expense)                                                            159                           (42)
                                                                         -------------                  ------------



Net income (loss)                                                        $       (732)                  $   (17,399)
                                                                         =============                  ============



Net income (loss) per common share                                       $      (0.02)                  $     (0.69)
                                                                         =============                  ============



Weighted average number of common
  shares outstanding                                                       31,452,294                    25,271,755
                                                                         =============                  ============



                             See accompanying notes.

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  Three Months Ended March 31,

                                                                               1997                          1996
                                                                           -----------                   ------------
                                                                            (unaudited)                   (unaudited)

Net sales to third parties                                                 $     12,164                  $      7,884



Net sales to related parties                                                     17,633                           719
                                                                           -------------                 -------------



Total net sales                                                                  29,797                         8,603



Cost of sales                                                                    22,377                        10,310
                                                                           -------------                 -------------

                                                                                  7,420                        (1,707)

Engineering and development expenses                                              2,727                         2,768

Selling and marketing expenses                                                    2,028                         3,819

General and administrative expenses                                               2,863                         3,888

Provision for doubtful accounts                                                     231                           188

Amortization                                                                         40                           525

Restructuring and impairment changes                                                ---                         9,907
                                                                           -------------                 -------------



Income (loss) from operations                                                      (469)                      (22,802)



Other income (expense)                                                              478                          (172)
                                                                           -------------                 -------------



Net income (loss)                                                          $          9                  $    (22,630)
                                                                           =============                 =============



Net income (loss) per common share                                         $       0.00                  $      (0.92)
                                                                           =============                 =============



Weighted average number of common
  shares outstanding                                                         31,447,644                    24,489,772
                                                                           =============                 =============



                             See accompanying notes.

                               TELULAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                          Additional
                                  Preferred             Common              Paid-In                                Treasury
                                    Stock               Stock               Capital             Deficit              Stock
                                  ---------             ------            ----------            -------            --------

Balance at September
30, 1996                          $     ---           $    316             $ 108,311           $(76,250)           $ (1,607)


Proceeds from the
conversion of
debentures and
issuances of common
stock                                   ---                  4                 1,828                ---                 ---

Stock issued in
connection with the
equity investment in
Wireless Domain                         ---                  1                   489

Stock issued in
connection with
compensation expense                    ---                  0                    94

Net income for
period from October
1, 1996 to March 31,
1997                                   ---                 ---                  ---                   9
                                  ---------           ---------            ----------          --------            --------

Balance at March 31,
1997                             $     ---            $    321             $ 110,722           $(76,241)           $ (1,607)
                                  =========           =========            ==========          ========            ========






                                          Total
                                       Stockholders'
                                           Equity
                                       -------------

Balance at September
30, 1996                                $    30,770


Proceeds from the
conversion of
debentures and
issuances of common
stock                                         1,832

Stock issued in
connection with the
equity investment in
Wireless Domain                                 490

Stock issued in
connection with
compensation expense                             94

Net income for
period from October
1, 1996 to March 31,
1997                                              9
                                         ----------

Balance at March 31,
1997                                    $    33,195
                                         ==========


                             See accompanying notes.

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                        Six Months Ended March 31,

                                                                                  1997                            1996
                                                                                 ------                          ------
OPERATING ACTIVITIES:                                                          (unaudited)                     (unaudited)

Net income (loss)                                                               $          9                  $    (22,630)

Adjustments to reconcile net income (loss) to net cash used in operating activities


  Restructuring and impairment charges                                                   ---                         9,155

  Depreciation                                                                           405                           640

  Amortization                                                                           133                           525

  Interest on debentures                                                                 ---                           154

  Non-cash compensation expense                                                           94                            99

  Equity in net income of affiliate                                                       43                           ---

  Changes in assets and liabilities:

    Receivables, net                                                                   3,439                         2,462

    Inventories, net                                                                   1,275                         1,924

    Prepaid expenses, deposits and other                                                (731)                         (117)

    Accounts payable                                                                  (4,446)                       (1,933)

    Accrued liabilities                                                                 (260)                         (919)
                                                                                -------------                 -------------

Net cash used in operating activities                                                    (39)                      (10,640)



INVESTING ACTIVITIES:

Acquisition of property and equipment                                                 (1,000)                         (992)

Investment in affiliate                                                                 (250)                          ---

Proceeds from disposal of equipment                                                      ---                           216
                                                                                -------------                 -------------

Net cash used in investing activities                                                 (1,250)                         (776)



FINANCING ACTIVITIES:

Proceeds from the issuance of common stock                                               279                           149

Payments on revolving line of credit                                                     ---                       (10,000)

Proceeds from convertible debentures                                                     ---                        18,000
                                                                                -------------                 -------------

Net cash provided by financing activities
                                                                                         279                         8,149
                                                                                -------------                 -------------



Net decrease in cash and cash equivalents
                                                                                      (1,010)                       (3,267)



Cash and cash equivalents, beginning of period
                                                                                      12,838                        21,552
                                                                                -------------                 -------------

Cash and cash equivalents, end of period                                        $     11,828                  $     18,285
                                                                                =============                 =============



                             See accompanying notes.

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements for the fiscal year ended September 30, 1996.

2.       INVENTORIES

         The components of inventories consist of the following (000's):

                                                                          MARCH 31,                SEPTEMBER 30,
                                                                            1997                       1996
                                                                          ---------                -------------
                                                                         (unaudited)
         Raw materials                                                   $   7,470                  $  11,196
         Work in process                                                       462                        467
         Finished goods                                                      4,508                      2,328
                                                                           -------                   --------
                                                                            12,440                     13,991
         Less: Reserve for obsolescence                                        923                      1,199
                                                                          --------                   --------
                                                                         $  11,517                  $  12,792
                                                                          ========                   ========

3.       INVESTMENT IN WIRELESS DOMAIN CORPORATION (FORMERLY TELEPATH
         CORPORATION)

         On June 28, 1996, the Company entered into an agreement to acquire a one-third interest in Wireless Domain Corporation ("Wireless Domain") in exchange for $1 million in cash and common stock of the Company valued at approximately $2.2 million. The agreement calls for the Company to increase its equity position in Wireless Domain to 50% by August of 1997 by purchasing an additional one-sixth of Wireless Domain for 150,000 shares of the Company's common stock as well as payments totaling $0.5 million in two separate transactions. The first of the two additional investments in Wireless Domain occurred during the second quarter of fiscal year 1997. In January 1997, the Company exchanged $0.25 million in cash and 75,000 shares of the Company's common stock (approximate value of $0.5 million) for an additional one-twelfth of Wireless Domain. Under the agreement, the Company purchases various product development services from Wireless Domain. The Company spent $0.5 million and $1.1 million respectively on such services from Wireless Domain during the three months and six months ended March 31, 1997.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       CONVERTIBLE DEBENTURES

         On December 11, 1995, the Company issued $18 million in convertible debentures (the "Debentures") at 4% per annum, which were to mature on December 11, 1997. The Debentures were issued under the provisions of Regulation S as promulgated under the United States Securities Act of 1933, as amended. Holders of the Debentures were entitled, at their option any time after issuance until December 10, 1997, to convert principal and interest accrued thereon, in whole or in part, into shares of common stock using defined conversion formulas based on the NASDAQ closing bids for the Company's common stock. The Company was entitled, at its option any time commencing one year after issuance (and under certain circumstances prior to that date) through maturity, to require the holders to convert the principal and accrued interest into shares of common stock of the Company using defined conversion formulas based on the NASDAQ closing bids for the Company's common stock. By November 30, 1996, the entire issuance of convertible debentures and all interest accrued thereon were converted into approximately 7,033,000 shares of common stock.

5.       CONTINGENCIES

         The Company is involved in legal proceedings that arise in the ordinary course of business. While any litigation contains an element of uncertainty, based upon the opinion of the Company's counsel, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position and results of operations.

6.       SUBSEQUENT EVENTS

         On April 16, 1997, the Company issued 10,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") for $10 million (less fees and expenses). The conversion of the Preferred Stock reflects the equivalent of a 5% annual stock dividend. The Preferred Stock automatically converts to Common Stock on April 16, 1999, or October 16, 1999, depending on the conversion price. The Preferred Stock was issued under the provisions of Regulation D of the United States Securities Act of 1933, as amended. Management expects to register for resale the shares of Common Stock issued in connection with the conversion of shares of Preferred Stock under the Securities Act of 1933, as amended, during the third fiscal quarter of 1997. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the NASDAQ closing bid prices for the Company's Common Stock. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of Common Stock of the Company using defined conversion formulas based on the NASDAQ closing bid prices for the Company's Common Stock. In addition, the Company also has the right to redeem the Preferred Stock for cash at defined terms.

         On April 23, 1997, the Company entered into a Loan and Security Agreement with Sanwa Business Credit Corporation that, among other things, provides a revolving credit facility with a loan limit of $20.0 million (the "Loan"). Borrowings under the Loan are subject to borrowing base requirements and other conditions. Under the Loan and Security Agreement, the Company is required to comply with certain affirmative and negative covenants. The Loan matures on April 23, 2000. At the Company's election, the Loan carries interest at the bank's prime rate plus 1.0% or the Eurodollar rate (Libor) plus 3.00%. As of May 14, 1997, the Company has not borrowed any funds pursuant to the Loan.

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

The Company is investing in new product development for both analog and digital fixed wireless terminals. As with any emerging market, it is difficult to predict the timing of the market demand. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is attached as exhibit 99 to the Form 10-K filed for the period ended September 30, 1996.

RELATIONSHIP WITH MOTOROLA, INC.

In November 1993, the Company entered into a strategic agreement with Motorola Inc. ("Motorola"), whereby Motorola, through its Cellular Subscriber Group, acquired an interest in the Company and received an option to increase its holdings. Motorola exercised the option in April 1994 and now owns approximately 15% of the outstanding shares of common stock. Motorola also obtained the right to representation on the Company's Board of Directors. In addition, the Company purchases components from and sells finished goods to Motorola. For further information about the Company and Motorola, refer to the Form 10-K filed for the period ended September 30, 1996.

RESTRUCTURING

On January 22, 1996, the Company announced a restructuring program (the "Restructuring Program") which was implemented during the second and third quarters of fiscal 1996. The difficulty in predicting demand for the Company's products, due in part to immature foreign markets, underscored the importance of properly aligning costs and expenses to attainable levels of revenue. Manufacturing and engineering consolidation, outsourcing and the elimination of non-core product lines were the focus of the restructuring. The Company's Puerto Rico and Buffalo Grove manufacturing operations were phased out during the second fiscal quarter, and production was consolidated at the Company's Atlanta, Georgia facility. In May of 1997, the Company further consolidated its offices and operations in a single facility located in Vernon Hills, Illinois. The Restructuring Program reduced general, administrative and manufacturing costs Company-wide. The number of employees decreased from over 250 in January 1996 to less than 110 at the end of November 1996. Restructuring and impairment charges amounting to approximately $11.0 million were incurred during the second and third fiscal quarters of 1996. The Company will experience approximately $1.2 million in reduced amortization charges in each of the next five years as the result of intangible assets written off as restructuring or impairment charges. Also, depreciation charges were reduced as part of the restructuring, but may return to former levels or increase in the future as the Company moved to a new facility in the third quarter and plans to update manufacturing equipment in the third and fourth quarters of fiscal 1997. Wages decreased as part of the restructuring, but may also increase in future periods if the demand for the Company's products meets management's expectations.

RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1997 COMPARED TO SECOND QUARTER FISCAL 1996
Net Sales. Second quarter fiscal 1997 sales increased by approximately 150% from $4.6 million for the three months ended March 31, 1996 to $11.4 million for the three months ended March 31, 1997. Sales of fixed wireless terminals (FWTs) accounted for almost the entire increase as shipments to Motorola for the wireless local loop (WLL) project in Hungary represented approximately 50% of second quarter fiscal 1997 sales. Sales of FWTs, excluding the Hungary project, and of wireless security alarm products increased approximately 19% in fiscal 1997 compared to the same period of fiscal 1996.

Gross Profit. Second quarter fiscal 1997 gross profit increased by $4.8 million compared to the same period of fiscal 1996. The increase was primarily due to the substantial increase in sales volumes in fiscal 1997 as compared to fiscal 1996. The Company incurred $0.5 million of expenses to increase its manufacturing capacity and to move to a new facility to increase efficiency during the second quarter of fiscal 1997. For the second quarter, the Company's gross margin percentage was 25% compared to negative gross profit margin in fiscal 1996. During 1996, a $2.5 million charge for inventory determined to be excess or obsolete as part of the Company's consolidation of manufacturing facilities accounted for the negative gross margin. After adjusting for the inventory charge, margins improved in 1997 as a result of lower manufacturing costs and higher sales volumes which resulted in the absorption of fixed costs over more units.

Engineering and Development Expenses. Engineering and development expenses of $1.4 million, increased approximately 9% over the second quarter of fiscal 1996, which resulted in part from the Company's increased focus on developing analog and digital fixed wireless terminals that will operate on additional radio standards.

Selling and Marketing expenses. Selling and marketing expenses for the second quarter of fiscal 1997 decreased approximately 50% compared to the same quarter of fiscal 1996. This decrease was primarily a result of the Company's realignment, as part of its Restructuring Program, of its worldwide sales organization.

General and Administrative Expenses (G&A). G&A for the second quarter decreased approximately 32% compared to the same quarter of fiscal 1996. The decrease is primarily attributable to the reduction or elimination of expenditures, primarily through headcount reductions, achieved through the Restructuring Program.

Provision for doubtful accounts. The provision for doubtful accounts expense decreased from the same quarter of fiscal 1996 due to improvement in the Company's collections experience.

Amortization Charges. Amortization charges for the second quarter decreased by approximately 90% compared to the same quarter of fiscal 1996. Intangible assets written off as part of the Restructuring Program during the second quarter of fiscal 1996 significantly reduced the intangible asset balance and related amortization charges in fiscal 1997 compared to fiscal 1996.

Other Income (Expense). Second quarter 1997 other income was higher compared to the same fiscal quarter of 1996 primarily due to lower interest expense during the current period.

Net Income (loss). The Company recorded a net loss of ($0.7) million or ($.02) per share for the second quarter in fiscal 1997 compared to a loss of ($17.4) million or ($0.69) per share in the same quarter of fiscal 1996.

FIRST HALF FISCAL 1997 COMPARED TO FIRST HALF FISCAL 1996
Net Sales. First half fiscal 1997 sales increased by 246% from $8.6 million for the six months ended March 31, 1996, to $29.8 million for the six months ended March 31, 1997. Sales of fixed wireless terminals (FWTs) accounted for almost the entire increase. Shipments to Motorola for the wireless local loop (WLL) project in Hungary represented approximately 59% of first half fiscal 1997 sales. Sales of FWTs, excluding the Hungary project, and of wireless security alarm products increased approximately 42% in the first half of fiscal 1997 compared to the same period of fiscal 1996.

Gross Profit. First half fiscal 1997 gross profit increased by $9.1 million compared to the same period of fiscal 1996. The increase was primarily due to the substantial increase in sales volumes in fiscal 1997 as compared to fiscal 1996. The Company incurred $0.5 million of expenses to increase its manufacturing capacity and to move to a new facility to increase efficiency during the six months ended March 31, 1997. For the first half of fiscal 1997, the Company's gross margin percentage was 25% compared to negative gross profit margin in fiscal 1996. During 1996, a $2.5 million charge for inventory determined to be excess or obsolete as part of the Company's Restructuring Program and the consolidation of manufacturing facilities accounted for the negative gross margin. After adjusting for the inventory charge, margins improved in 1997 as a result of lower manufacturing costs and higher sales volumes which resulted in the absorption of fixed costs over more units.

Engineering and Development Expenses. Engineering and development expenses of $2.7 million are approximately the same amount as in the first half of fiscal 1996.

Selling and Marketing expenses. Selling and marketing expenses for the first half of fiscal 1997 decreased approximately 47% compared to the same period of fiscal 1996. This decrease was primarily a result of the Company's realignment, as part of its Restructuring Program, of its worldwide sales organization.

General and Administrative Expenses (G&A). G&A for the first half of fiscal 1997 decreased 26% compared to the same quarter of fiscal 1996. The decrease is primarily attributable to the reduction or elimination of expenditures, primarily through headcount reductions, achieved through the Restructuring Program.

Amortization Charges. Amortization charges for the first half of fiscal 1997 decreased by approximately 92% compared to the same period in fiscal 1996. Intangible assets written off as part of the Restructuring Program and impairment charges during the second quarter of fiscal 1996 significantly reduced the intangible asset balance and related amortization charges in fiscal 1997 compared to fiscal 1996.

Other Income (Expense). First half fiscal 1997 other income was higher compared to the same fiscal period of 1996 primarily due to lower interest expense during the current period.

Net Income (loss). The Company recorded net income of $9 thousand for the first half of fiscal 1997, compared to a loss of ($22.6) million or ($0.92) per share in the same period of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had $11.8 million in cash and cash equivalents with a working capital surplus of approximately $25.7 million.

From an operating standpoint, the Company was cash neutral during the six months ended March 31, 1997 compared to the $10.6 million cash used during the same fiscal period last year.

Cash used for capital spending and other investing activities was approximately $1.3 million during the six months ended March 31, 1997 compared to $0.8 million during the same fiscal period last year. In January 1997, the Company increased its investment in Wireless Domain Corporation (formerly Telepath Corporation) by approximately $0.7 million. The additional investment which was comprised of cash in the amount of $250,000 and 75,000 shares of the Company's common stock, raised Telular's stake in Wireless Domain Corporation to approximately 43%. The Company spent approximately $1.0 million in capital expenditures during the first half of fiscal 1997, primarily for leasehold improvements and production/engineering equipment for new products.

Financing activities provided for $0.3 million during the first half of fiscal 1997, compared to $8.1 million during the same fiscal period in 1996. The current period amount is from the sale of stock through the Company's stock option plan. In the prior year, the Company raised $8 million, net of payments against the Company's revolving line of credit (see below) from the sale of convertible debentures.

During fiscal 1995, the Company entered into a Loan and Security Agreement with LaSalle National Bank that, among other things, provides a credit facility with a loan limit of $20.0 million. Borrowings under the loan are subject to borrowing base requirements and other conditions. Under the Loan and Security Agreement, the Company is required to comply with certain affirmative and negative covenants. The agreement, which originally terminated on March 1, 1997, was extended until May 1, 1997. This facility requires the Company to maintain a $10 million compensating balance.

On April 23, 1997, the Company entered into a Loan and Security Agreement with Sanwa Business Credit Corporation that, among other things, provides a credit facility with a loan limit of $20.0 million (the "Loan"). Borrowings under the Loan are subject to borrowing base requirements and other conditions. Under the Loan and Security Agreement, the Company is required to comply with certain affirmative and negative covenants.
The Loan matures on April 23, 2000.

On April 16, 1997, the Company issued 10,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") for $10 million (less fees and expenses). The conversion rate on the Preferred Stock reflects the equivalent of a 5% annual stock dividend. The Preferred Stock automatically converts to Common Stock on April 15, 1999, or October 15, 1999, depending on the conversion price. The Preferred Stock was issued under the provisions of Regulation D of the United States Securities Act of 1933, as amended. Management expects to register for resale the shares of Common Stock issued in connection with the conversion of shares of Preferred Stock under the Securities Act of 1933, as amended, during the third fiscal quarter of 1997. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the NASDAQ closing bid prices for the Company's Common Stock. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of Common Stock of the Company using defined conversion formulas based on the NASDAQ closing bid prices for the Company's Common Stock. In addition, the Company also has the right to redeem the Preferred Stock for cash at defined terms.

The Company will use much of the capital recently raised to fund new product development. Beyond its specific research and product development needs, expected future uses of cash include working capital requirements, marketing and sales support programs in anticipation of future revenues and certain capital expenditures. Based upon its current operating plan, the Company believes its existing capital resources, including the credit facility and proceeds from the issuance of Preferred Stock, should enable it to maintain its current and planned operations. The Company continues to consider new financing opportunities that would be used to support additional growth. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The amount of royalty income from the Company's licensees is unpredictable, but could have an impact on the Company's actual cash flow.

The Company requires letters of credit or qualification for export credit insurance underwritten by third party credit insurance companies or the Export-Import Bank of the United States on a substantial portion of its international sales orders. Also, to mitigate the effects of currency fluctuations on the Company's results of operations, the Company endeavors to conduct all of its international transactions in U.S. dollars. To date, the Company's sales have not been adversely affected by currency fluctuations; however, as the Company's international operations grow, foreign exchange or the inflation of a foreign currency may pose greater risks for the Company, and the Company may be required to develop and implement additional strategies to manage these risks.

OUTLOOK

The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company expects fiscal 1997 sales levels to significantly exceed fiscal 1996 sales levels. Second quarter fiscal 1997 revenues significantly exceeded the same period in the prior year, primarily due to the completion of Phase One shipments for the WLL project in Hungary. The Company is exploring a number of opportunities, including the supply of FWTs for Phases Two and Three of the Hungary project. The Company expects the demand for FWTs to continue to grow and is cultivating other revenue opportunities that it believes will contribute to future revenue growth. The Company has hired and plans to hire additional personnel to coordinate opportunities.

To capitalize on the anticipated growth in the market for FWTs, the Company launched an ambitious product development plan during fiscal 1996. The strategy has been, and continues to be, to introduce fixed wireless terminals over the next three years that will address the radio standards serving 85 percent of all cellular subscribers in the year 2000. The Company plans to continue to devote substantial resources to product development. Pursuant to the terms of its agreement with Wireless Domain Corporation (formerly TelePath Corporation) the Company plans to increase its equity position in Wireless Domain Corporation to 50% by August of 1997 through the issuance of shares of the Company's common stock and cash payments. In addition, the Company has and will continue to hire additional qualified engineering personnel.

The Company announced that, in conjunction with product development and other matters, it intends to relocate its manufacturing to Vernon Hills, Illinois, a suburb of Chicago, during fiscal 1997. The move will geographically consolidate the Company's engineering, sales, marketing and manufacturing resources, which the Company believes will make new product introduction more efficient, improve overall quality and increase manufacturing capacity. Most of the relocation activities are expected to be completed by the end of the third fiscal quarter.

Based upon observed trends, the Company believes that the market for FWTs is undergoing substantial growth. The Company is seeking to capitalize on the anticipated growth by devoting resources across the Company to meet the anticipated needs of the market.

Statements contained in this filing, other than historical statements, consist of forward looking information. The Company's actual results may vary considerably from those discussed in the "Outlook" section and elsewhere in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to sustain recent profitability as lower sales may likely result in lower margins. In addition, product development and the relocation of manufacturing facilities, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended September 30, 1996, include the risk that technological change will render the Company's technology obsolete, the risk of litigation, the Company's ability to develop new and foreign markets, the Company's dependence on contractors and Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, the effect of changes in management, and uncertainty in the development of wireless service generally.

                           PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

The Company is party to or involved in the following actions:

Alliance Research Corporation v. Telular Corporation and Spectrum Technologies,
     Inc., CV 94 1065 RG, United States District Court, Central District of California.

     A patent infringement and declaratory judgement action brought by the parties regarding the Company's 4,922,517 and 4,775,997 patents. The Company has been successful in a Motion for Summary Judgement. This matter was appealed to the Federal Circuit Court, Case No. 96-1225. On April 29, 1997, the Federal Court affirmed the lower court's decision. The matter is now back before the lower court to determine willfulness and damages.

Arthur L. Serrano and Andrew W. Holman v. Telular Corporation and Spectrum
     Information Technologies, Inc., CV 94 1272, United States District Court, Central District of California.

     A companion case to the Alliance case. The lower court issued a Summary Judgement and a monetary judgement against Serrano and Holman for more than $600,000 in damages and attorney's fees. On appeal, the Federal Circuit Court (Case No. 96-1308) affirmed the lower court's decision on April 25, 1997.

ITEM 2.    CHANGES IN SECURITIES

Under the terms of the Series A Convertible Preferred Stock issued on April 16, 1997, for so long as such stock is outstanding, dividends may be paid on the Common Stock only out of retained earnings of the Company generated after April 1, 1997.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on January 28, 1997. The number of shares issued and outstanding and entitled to vote was 31,398,084. There were present at said meeting, in person or by proxy, shareholders holding 28,311,619 shares of common stock, that is 90% of the stock outstanding, and entitled to vote, which constituted a quorum.

The first matter voted upon was the election of the Board of Directors. The directors elected were as follows:

                                               For                       Withheld
John E. Berndt                              28,214,212                   97,407
William L. DeNicolo                         28,212,812                   98,807
Larry J. Ford                               28,215,212                   96,407
Richard D. Haning                           28,215,812                   95,407
Kenneth E. Millard                          28,214,812                   96,807
David P. Mixer                              28,215,612                   96,007

All nominees for Director were elected, and therefore all Director's term of office continued after the meeting.

The second matter voted upon was to amend the Articles of Incorporation to increase the number of authorized shares of Common Sock from 40,000,000 to 75,000,000. Votes on this matter were: 27,580,074 For, 675,511 Against, 50,034
Abstentions and Broker Non-Votes were 0.

The third matter voted on was to approve the Company's Second Amended and Restated Incentive Plan (the "Plan"), which amends the existing Stock Incentive Plan to increase the number of shares of Common Stock authorized for issuance under such plan from 2,000,000 to 3,000,000, and increase the maximum number of shares of Common Stock that may be issued to any one individual in any three-year period from 500,000 to 750,000. Votes on this matter were: 26,504,488 For, 880,833 Against, 180,744 Abstentions, and Broker Non-Votes were 745,544.

The forth matter voted upon was to amend the Ratification of Ernst & Young LLP as Independent Auditors for the year ending September 30, 1997. Votes on this matter were: 28,098,034 For, 56,071 Against, 157,514 Abstentions, and Broker Non-Votes were 0.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (listed by number according to Exhibit table of Item 601 in Regulation S-K)

NUMBER                     DESCRIPTION                                          REFERENCE
------                     -----------                                          ---------

3.1                        Certificate of Incorporation                         Filed as Exhibit 3.1 to
                                                                                Registration Statement
                                                                                No. 33-72096
                                                                                (the "Registration
                                                                                Statement")

3.2                        Amendment No. 1 to Certificate                       Filed as
                           of Incorporation                                     Exhibit 3.2 to
                                                                                the Registration
                                                                                Statement

3.3                        Amendment No. 2 to Certificate                       Filed as
                           of Incorporation                                     Exhibit 3.3 to
                                                                                the Registration
                                                                                Statement

3.4                        Amendment No. 3 to Certificate                       Filed herewith
                           of Incorporation

3.5                        By-Laws                                              Filed as
                                                                                Exhibit 3.4 to
                                                                                the Registration
                                                                                Statement

4.1                        Loan Agreement with LaSalle                          Filed as Exhibit
                           National Bank and Amendment                          4.1 to Form 10-K
                           thereto                                              filed December
                                                                                26, 1995

4.2                        Certificate of Designations, Preferences,            Filed as
                           and Rights of Series A Convertible Preferred         Exhibit 99.2 to
                           Stock                                                Form 8-K filed
                                                                                April 25, 1997

10.1                       Securities Purchase Agreement by and                 Filed as
                           between Telular Corporation and the                  Exhibit 99.1 to
                           purchasers of the Series A Convertible               Form 8-K filed
                           Preferred Stock                                      April 25, 1997

10.2                       Registration Rights Agreement by and                 Filed as
                           between Telular Corporation and the                  Exhibit 99.3 to
                           purchasers of the Series A Convertible               Form 8-K filed
                           Preferred Stock                                      April 25, 1997


11                         Statement regarding computation                      Filed herewith
                           of per share earnings

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       Telular Corporation




Date    May 14, 1997                                   By:  /s/ Kenneth E. Millard
     ---------------------------------                     -----------------------
                                                            Kenneth E. Millard
                                                            President & Chief Executive Officer



Date    May 14, 1997                                        /s/ Thomas M. Mason
     ---------------------------------                     --------------------

                                                           Thomas M. Mason
                                                           Chief Financial Officer & Senior Vice President

                                  EXHIBIT INDEX

NUMBER                     DESCRIPTION                                          REFERENCE
------                     -----------                                          ---------

3.1                        Certificate of Incorporation                         Filed as Exhibit 3.1 to
                                                                                Registration Statement
                                                                                No. 33-72096
                                                                                (the "Registration
                                                                                Statement")

3.2                        Amendment No. 1 to Certificate                       Filed as
                           of Incorporation                                     Exhibit 3.2 to
                                                                                the Registration
                                                                                Statement

3.3                        Amendment No. 2 to Certificate                       Filed as
                           of Incorporation                                     Exhibit 3.3 to
                                                                                the Registration
                                                                                Statement

3.4                        Amendment No. 3 to Certificate                       Filed herewith
                           of Incorporation

3.5                        By-Laws                                              Filed as
                                                                                Exhibit 3.4 to
                                                                                the Registration
                                                                                Statement


4.1                        Loan Agreement with LaSalle                          Filed as Exhibit
                           National Bank and Amendment                          4.1 to Form 10-K
                           thereto                                              filed December
                                                                                26, 1995


4.2                        Certificate of Designations, Preferences,            Filed as
                           and Rights of Series A Convertible Preferred         Exhibit 99.2 to
                           Stock                                                Form 8-K filed
                                                                                April 25, 1997

10.1                       Securities Purchase Agreement by and                 Filed as
                           between Telular Corporation and the                  Exhibit 99.1 to
                           purchasers of the Series A Convertible               Form 8-K filed
                           Preferred Stock                                      April 25, 1997

10.2                       Registration Rights Agreement by and                 Filed as
                           between Telular Corporation and the                  Exhibit 99.3 to
                           purchasers of the Series A Convertible               Form 8-K filed
                           Preferred Stock                                      April 25, 1997

11                         Statement regarding computation                      Filed herewith
                           of per share earnings