Form 10-Q
period 1997-06-30
TELULAR CORP
filed 1997-08-14
CIK 915324

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997.

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

The number of shares outstanding of the Registrant's common stock, par value $.01, as of June 30, 1997, the latest practicable date, was 31,546,262 shares.

                              TELULAR CORPORATION
                                     INDEX




    PART I - FINANCIAL INFORMATION                                PAGE NO.
                                                                 ----------

    Item 1. Financial Statements:

            Consolidated Balance Sheets
             June 30, 1997 and September 30, 1996                    3

            Consolidated Statements of Operations
             Three Months Ended June 30, 1997 and June 30, 1996      4
             Nine Months Ended June 30, 1997 and June 30, 1996       5

            Consolidated Statement of Stockholders' Equity
             Period from September 30, 1996 to June 30, 1997         6

            Consolidated Statements of Cash Flows
             Nine Months Ended June 30, 1997 and June 30, 1996       7

            Notes to the Consolidated Financial Statements           8

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     11

    PART II - OTHER INFORMATION

    Item 2. Changes in Securities.                                  17

    Item 6. Exhibits and Reports on Form 8-K                        18

    Signatures                                                      20

                              TELULAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            JUNE 30,            SEPTEMBER 30,
                                                                                              1997                  1996
                                                                                      -------------------  --------------------
    ASSETS                                                                                 (unaudited)
      Current assets:
        Cash  and cash equivalents                                                    $            32,636  $             12,838
        Receivables:
          Trade, net of allowance for doubtful accounts of
            $566 and $900 at June 30, 1997
            and September 30, 1996, respectively                                                    2,989                 6,328
          Related parties                                                                             608                 4,088
                                                                                      -------------------  --------------------
                                                                                                    3,597                10,416
        Inventories, net                                                                           13,877                12,792
        Prepaid expenses and other current assets                                                     274                   181
                                                                                      -------------------  --------------------
      Total current assets                                                                         50,384                36,227
      Property and equipment, net                                                                   3,400                 2,325
      Other assets:
        Intangible assets, net                                                                        547                   180
        Investment in affiliate                                                                     3,732                 3,146
        Deposits and other                                                                            382                    61
                                                                                      -------------------  --------------------
                                                                                                    4,661                 3,387
                                                                                      -------------------  --------------------
      Total assets                                                                    $            58,445  $             41,939
                                                                                      ===================  ====================

    LIABILITIES, REDEEMABLE PREFERRED STOCK
    AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Accounts payable:
          Trade                                                                       $             3,905  $              1,794
          Related parties                                                                           3,542                 6,197
        Accrued liabilities                                                                         2,920                 1,678
                                                                                      -------------------  --------------------
      Total current liabilities                                                                    10,367                 9,669

      Convertible debentures                                                                            -                 1,500
                                                                                      -------------------  --------------------
      Total liabilities                                                                            10,367                11,169

      Commitments and contingencies                                                                     -                     -

      Redeemable Preferred Stock:
        Series A convertible preferred stock, $.01 par value
          at June 30, 1997; $20,136 liquidation preference at
          June 30, 1997; 21,000 and no shares authorized
          at June 30, 1997 and September 30, 1996,
          respectively; 20,000 shares issued and outstanding
          at June 30, 1997                                                                         20,943                    -

      Stockholders' equity:
        Preferred stock, $.01 par value; 9,979,000 and 10,000,000
          shares authorized at June 30, 1997 and September 30, 1996;
          none outstanding                                                                              -                    -
        Common stock; $.01 par value; 75,000,000 shares
          authorized; 31,546,262 and 31,016,675 outstanding
          at June 30, 1997 and September 30, 1996, respectively                                       321                   316
        Additional paid-in capital                                                                110,771               108,311
        Deficit                                                                                   (82,350)              (76,250)
        Treasury stock, 560,000 shares at cost                                                     (1,607)               (1,607)
                                                                                      -------------------  --------------------
      Total stockholders' equity                                                                   27,135                30,770
                                                                                      -------------------  --------------------
      Total liabilities, redeemable preferred stock and stockholders' equity          $            58,445  $             41,939
                                                                                      ===================  ====================

                                      3
                             See accompanying notes

                              TELULAR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        THREE MONTHS ENDED JUNE 30,

                                                                         1997                  1996
                                                                  ------------------    ------------------
                                                                     (unaudited)           (unaudited)
      Net sales to third parties                                  $            5,237    $            3,158

      Net sales to related parties                                                43                 1,592
                                                                  ------------------    ------------------

      Total net sales                                                          5,280                 4,750

      Cost of sales                                                            4,750                 3,572
                                                                  ------------------    ------------------

                                                                                 530                 1,178

      Engineering and development expenses                                     2,014                 1,108
      Selling and marketing expenses                                           1,004                 1,260
      General and administrative expenses                                      1,476                 1,835
      Provision for doubtful accounts                                              -                   659
      Amortization                                                               103                    40
      Restructuring and impairment charges                                         -                 1,112
                                                                  ------------------    ------------------

      Income (loss) from operations                                           (4,067)               (4,836)

      Other income                                                                94                   341
                                                                  ------------------    ------------------

      Net income (loss)                                           $           (3,973)   $          (4,495)

      Less - amortization of preferred stock beneficial
                 conversion discount                                          (2,000)                    0
                                                                  ------------------    ------------------

      Loss applicable to common shares                            $           (5,973)   $           (4,495)
                                                                  ==================    ==================

      Net income (loss) per common share                          $            (0.19)   $           (0.15)
                                                                  ==================    ==================

      Weighted average number of common shares outstanding                31,542,630            30,478,543
                                                                  ==================    ==================



                             See accompanying notes

                              TELULAR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          NINE MONTHS ENDED JUNE 30,

                                                                          1997                 1996
                                                                   -----------------     ----------------
                                                                      (unaudited)          (unaudited)
      Net sales to third parties                                   $          17,402     $         11,041

      Net sales to related parties                                            17,676                2,311
                                                                   -----------------     ----------------

      Total net sales                                                         35,078               13,352

      Cost of sales                                                           27,128               13,881
                                                                   -----------------     ----------------

                                                                               7,950                 (529)

      Engineering and development expenses                                     4,741                3,876
      Selling and marketing expenses                                           3,033                5,078
      General and administrative expenses                                      4,340                5,732
      Provision for doubtful accounts                                            230                  839
      Amortization                                                               143                  565
      Restructuring and impairment charges                                         -               11,019
                                                                   -----------------     ----------------

      Income (loss) from operations                                           (4,537)             (27,638)

      Other income                                                               573                  514
                                                                   -----------------     ----------------

      Net Income (loss)                                            $          (3,964)    $        (27,124)

      Less - amortization of preferred stock beneficial
             conversion discount                                              (2,000)                   -
                                                                   -----------------     ----------------

      Loss applicable to common shares                             $          (5,964)    $        (27,124)
                                                                   =================     ================

      Net income (loss) per common share                           $           (0.19)    $          (1.02)
                                                                   =================     ================

      Weighted average number of common shares outstanding                31,479,306           26,476,097
                                                                   =================     ================

                            See accompanying notes

                              TELULAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)


                                                                    Additional                                           Total
                                         Preferred      Common        Paid-In                          Treasury       Stockholders'
                                           Stock        Stock         Capital       Deficit              Stock            Equity
                                        -----------  ----------    ----------    ----------     ---------------   -----------------
Balance at September 30, 1996           $         -  $      316      $ 108,311    $ (76,250)     $      (1,607)    $     30,770

Proceeds from the conversion of
  debentures and issuances of
  common stock                                    -           4          1,828            -                  -            1,832

Stock issued in connection with the
  equity investment in Wireless Domain            -           1            489            -                  -              490

Stock issued in connection with
  compensation expense and services               -           -            143            -                  -              143

Cummulative dividend on redeemable
  preferred stock                                 -           -              -          (138)                -             (136)

Amortization of preferred stock
  beneficial conversion discount                  -           -              -        (2,000)                -            (2,000)

Net loss for period from October 1,
 1996 to June 30, 1997                            -           -              -        (3,364)                -            (3,964)
                                        -----------  ----------    -----------    ----------     ---------------   -----------------

Balance at June 30, 1997                $         -  $      321     $  110,771    $ (82,350)     $      (1,607)    $        27,135
                                        ===========  ==========    ===========    ==========     ===============   =================


See accompanying notes

                              TELULAR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          NINE MONTHS ENDED JUNE 30,
                                                                         1997                  1996
                                                                    --------------           -----------------
  OPERATING ACTIVITIES:                                              (unaudited)            (unaudited)
  Net loss                                                                 ($3,964)                  ($27,124)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities
    Restructuring and inpairment charges                                         -                      8,493
    Depreciation                                                               729                        899
    Amortization                                                               241                        565
    Interest on debentures                                                       -                        157
    Stock issued for compensation and services                                 143                         99
    Equity in net loss of affiliate                                             72                          -
    Loss on sale of assets                                                      22                          -
    Changes in assets and liabilities:
      Receivables, net                                                       6,820                      4,382
      Inventories, net                                                      (1,085)                     2,010
      Prepaid expenses, deposits and other                                    (889)                        39
      Accounts payable                                                        (544)                      (729)
      Accrued liabilities                                                    1,243                       (719)
                                                                    --------------           -----------------
  Net cash provided by (used in) operating activities                        2,788                    (11,928)

  INVESTING ACTIVITIES:
  Acquisition of property and equipment                                     (1,835)                    (1,200)
  Investment in affiliate                                                     (250)                    (1,000)
  Proceeds from disposal of equipment                                            9                        503
                                                                    --------------           -----------------
  Net cash used in investing activities                                     (2,076)                    (1,697)

  FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock                                   279                        456
  Payments on revolving line of credit                                           -                    (10,000)
  Proceeds from the issuance of redeemable preferred stock                  18,807                          -
  Proceeds from convertible debentures                                           -                     18,000
                                                                    --------------           -----------------
  Net cash provided by financing activities                                 19,086                      8,456
                                                                    --------------           -----------------

  Net increase (decrease) in cash and cash equivalents                      19,798                     (5,169)

  Cash and cash equivalents, beginning of period                            12,838                     21,552
                                                                    --------------           -----------------
  Cash and cash equivalents, end of period                                 $32,636                    $16,383
                                                                    ==============           =================


                             See accompanying notes

                              TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1997. For further information, refer to the consolidated financial statements for the fiscal year ended September 30, 1996.

2.    INVENTORIES

      The components of inventories consist of the following (000's):


                                    JUNE 30,            SEPTEMBER 30,
                                     1997                   1996
                                   ---------            -------------
                                     (unaudited)
    Raw materials                   $ 9,493                   $11,196
    Work in process                     504                       467
    Finished goods                    4,733                     2,328
                                    -------             -------------
                                     14,730                    13,991
    Less: Reserve for obsolescence      853                     1,199
                                    -------             -------------
                                    $13,877                   $12,792
                                    =======             =============


3.    INVESTMENT IN WIRELESS DOMAIN CORPORATION (FORMERLY TELEPATH CORPORATION)

      On June 28, 1996, the Company entered into an agreement to acquire a one-third interest in Wireless Domain Corporation ("Wireless Domain") in exchange for $1 million in cash and common stock of the Company valued at approximately $2.2 million. The agreement calls for the Company to increase its equity position in Wireless Domain to 50% by August of 1997 by purchasing an additional one-sixth of Wireless Domain for 150,000 shares of the Company's common stock as well as payments totaling $0.5 million in two separate transactions. The first of three investments in Wireless Domain occurred during the third quarter of fiscal year 1996.
      In January 1997, the Company made the second investment by exchanging $0.25 million in cash and 75,000 shares of the Company's common stock (approximate value of $0.5 million) for an additional one-twelfth of Wireless Domain. Under the agreement the Company purchases various product development services from Wireless Domain. The Company spent $0.8 million and $1.9 million on such services from Wireless Domain during the three months and nine months ended June 30, 1997, respectively.

                              TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1997

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

5.    REDEEMABLE PREFERRED STOCK

      During the third fiscal quarter of 1997, the Company issued 20,000 shares (10,000 shares April 16, 1997 and 10,000 shares on June 6, 1997) of Series A Convertible Preferred Stock (the "Preferred Stock") for $18.8 million which is net of issuance cost of $1.2 million. The Preferred Stock automatically converts to Common Stock on April 16, 1999, or October 16, 1999, depending on the conversion price and includes the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the NASDAQ closing bid prices for the Company's Common Stock. In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of a (i) consolidation or merger with another company; (ii) sale or transfer of substantially all assets; or (iii) 50% change in ownership. The redemption price upon holder redemption is the greater of $1,250 per share and the cash equivalent of the defined conversion formula on the date of redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of common stock of the Company using a defined conversion formula based upon the NASDAQ closing bid prices for the Company's common stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999 for $1,200 per share plus 120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to the stockholders of the Company.

      The Preferred Stock reflects a beneficial conversion feature that allows holders to convert the security to common stock of the Company at a discount. The amount of the discount is determined using NASDAQ closing bid prices for the Company's common stock. During the third quarter, the Company recorded $2.0 million of amortization of preferred stock beneficial conversion discount. The offset entry to amortization of preferred stock beneficial conversion discount increased redeemable preferred stock by $2.0 million. This amount will accrete to the Company's common stock and additional paid in capital accounts as shares of redeemable preferred stock are converted into shares of common stock of the Company. No shares of Preferred Stock have been converted to common stock as of August 14, 1997.

                              TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 JUNE 30, 1997

6.    REVOLVING LINE OF CREDIT

      On April 23, 1997, the Company entered into a Loan and Security Agreement with Sanwa Business Credit Corporation that, among other things, provides a revolving credit facility with a loan limit of $20.0 million (the "Loan"). Borrowings under the Loan are subject to borrowing base requirements and other restrictions. Under the Loan and Security Agreement, the Company is required to comply with certain affirmative and negative covenants. The Loan matures on April 23, 2000. At the Company's election, the Loan carries interest at the bank's prime rate plus 1.0% or the Eurodollar rate (Libor) plus 3.00%. The Company has not borrowed any amounts pursuant to the loan as of August 14, 1997.

7.    CONTINGENCIES

      The Company is involved in legal proceedings that arise in the ordinary course of business. While any litigation contains an element of uncertainty, based upon discussion with the Company's counsel, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position and results of operations.

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

RESTRUCTURING

On January 22, 1996, the Company announced a restructuring program (the "Restructuring Program) which was implemented during the second and third quarters of fiscal 1996. The difficulty in predicting demand for the Company's products, due in part to immature foreign markets, underscored the importance of properly aligning costs and expenses to attainable levels of revenue. Manufacturing and engineering consolidation, outsourcing and the elimination of non-core product lines were the focus of the restructuring. The Company's Puerto Rico and Buffalo Grove manufacturing operations were phased out during the second fiscal quarter, and production was consolidated at the Company's Atlanta, Georgia facility (The Company moved its offices and operations to Vernon Hills, Illinois in May of 1997). The Restructuring Program reduced general, administrative and manufacturing costs Company-wide. The number of employees decreased from over 250 in January 1996 to less than 110 at the end of November 1996. Restructuring and impairment charges amounting to approximately $11.0 million were incurred during the second and third fiscal quarters of 1996. The Company will experience approximately $1.2 million in reduced amortization charges in each of the next five years as the result of intangible assets written off as restructuring or impairment charges. Also, wages decreased as part of the restructuring, but may increase in future periods if the demand for the Company's products meets management's expectations.

RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1997 COMPARED TO THIRD QUARTER FISCAL 1996

Net Sales. Third quarter fiscal 1997 sales increased by approximately 11% from $4.8 million for the three months ended June 30, 1996 to $5.3 million for the three months ended June 30, 1997. Sales of fixed wireless terminals (FWTs) increased 8% and sales of wireless security alarm products increased 3%. There were no significant shipments to Motorola for the wireless local loop (WLL) project in Hungary during the third quarter of fiscal 1997.

Gross Profit. Third quarter fiscal 1997 gross profit decreased by $0.6 million compared to the same period of fiscal 1996. The decrease was primarily due to the increased expenses associated with the move of operations from Atlanta, Georgia to Vernon Hills, Illinois. For the third quarter of fiscal 1997, the Company's gross margin percentage was 10% compared to 25% gross profit margin in fiscal 1996.

Engineering and Development Expenses. Engineering and development expenses of $2 million, increased approximately 82% over the third quarter of fiscal 1996, which resulted from the Company's increased focus on developing analog and digital fixed wireless terminals that will operate on additional radio standards.

Selling and Marketing expenses. Selling and marketing expenses for the third quarter of fiscal 1997 decreased 20% compared to the same quarter of fiscal 1996. The decrease was primarily a result of the Company's realignment of its worldwide sales organization.

General and Administrative Expenses (G&A). G&A for the third quarter decreased 32% compared to the same quarter of fiscal 1996. The decrease is primarily attributable to the reduction or elimination of expenditures, primarily through headcount reductions, achieved through the Restructuring Program.

Provision for doubtful accounts. The provision for doubtful accounts expense decreased from the same quarter of fiscal 1996 due to improvement in the Company's collections experience.

Other Income.   Third quarter 1997 other income was $0.3 million less compared to the same fiscal quarter of 1996. The Company provided $0.3 million of reserves for fixed asset impaired as a result of its relocation during the three months ended June 30, 1997.

Net Income (loss). The Company recorded a net loss of $4.0 million for the third quarter in fiscal 1997 compared to a loss of $4.5 million in the same quarter of fiscal 1996. The 1996 period included $1.1 million of restructuring and impairment charges.

Loss applicable to common shares. After recording the amortization of the preferred stock beneficial conversion discount (see financial statement footnote 5) of $2.0 million during the third fiscal quarter of 1997, loss applicable to common shares was $6.0 million or $0.19 per share for the three months ended June 30, 1997 compared to $4.5 million or $0.15 per share for the same period in 1996.

FISCAL NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO SAME FISCAL NINE MONTHS IN
1996

Net Sales. Fiscal 1997 year to date sales increased by 163% from $13.4 million for the nine months ended June 30, 1996, to $35.1 million for the nine months ended June 30, 1997. Sales of fixed wireless terminals (FWTs) accounted for the largest share of the increase. Shipments to Motorola for the wireless local loop (WLL) project in Hungary represented 50% of fiscal 1997 year to date sales. Sales of FWTs, excluding the Hungary project, increased 55% and sales of wireless security alarm products increased 30% over the prior year.

Gross Profit. Fiscal 1997 year to date gross profit increased by $8.5 million compared to the same period of fiscal 1996. The increase was primarily due to the substantial increase in sales volumes in fiscal 1997 as compared to fiscal 1996. The Company incurred $0.8 million of expenses to increase its manufacturing capacity and to move to a new facility to increase efficiency during the first nine months of fiscal 1997. For the same nine months, the Company's gross margin percentage was 23% compared to negative (4%) gross profit margin in the first nine months of fiscal 1996. During 1996, a $2.5 million charge for inventory determined to be excess or obsolete as part of the Company's restructuring and consolidation of manufacturing facilities accounted for the negative gross margin.

Engineering and Development Expenses. Engineering and development expenses increased 22% to $4.7 million for the first nine months of fiscal 1997 compared to the same period in fiscal 1996, which resulted from the Company's increased focus on developing analog and digital fixed wireless terminals that will operate on additional radio standards.

Selling and Marketing expenses. Selling and marketing expenses for the first nine months of fiscal 1997 decreased 40% compared to the same period of fiscal 1996. This decrease was primarily a result of the Company's realignment of its worldwide sales organization.

General and Administrative Expenses (G&A). G&A for the first nine months of fiscal 1997 decreased 28% compared to the same quarter of fiscal 1996. The decrease is primarily attributable to the reduction or elimination of expenditures, primarily through headcount reductions, achieved through the Restructuring Program.

Amortization Charges. Amortization charges for the first nine months of fiscal 1997 decreased by 75% compared to the same period in fiscal 1996. Intangible assets written off as part of restructuring and impairment charges during the third quarter of fiscal 1996 significantly reduced the intangible asset balance and related amortization charges in fiscal 1997 compared to fiscal 1996.

Net Income (loss). The Company recorded a net loss of $4.0 million for the first nine months of fiscal 1997, compared to a loss of $27.1 million in the same period of fiscal 1996. The 1996 period included $11.0 million of restructuring and impairment charges.

Loss applicable to common shares. After recording the amortization of the preferred stock beneficial conversion discount (see financial statement footnote 5) of $2.0 million during the third fiscal quarter of 1997, loss applicable to common shares was $6.0 million or $0.19 per share for the nine months ended June 30, 1997 compared to $27.1 million or $1.02 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had $32.6 million in cash and cash equivalents with a working capital surplus of $40.0 million.

From an operating standpoint, the Company generated $2.8 million of cash during the nine months ended June 30, 1997 compared to the $11.9 million cash used during the same fiscal period last year.

Cash used for capital spending and other investing activities was approximately $2.1 million during the nine months ended June 30, 1997 compared to $1.7 million during the same fiscal period last year. In January 1997, the Company increased its investment in Wireless Domain Corporation (formerly Telepath Corporation) by approximately $0.7 million. The additional investment, comprised of cash of $250,000 and 75,000 shares of the Company's common stock, raised Telular's stake in Wireless Domain Corporation to approximately 43%.
The Company spent approximately $1.8 million in capital expenditures during the first half of fiscal 1997, primarily for leasehold improvements and production/engineering equipment for new products.

Financing activities provided for $19.1 million during the first nine months of fiscal 1997, compared to $8.4 million during the same fiscal period in 1996. The current period amount is from the issuance of redeemable preferred stock ($18.8 million) and the sale of stock through the Company's stock option plan ($0.3 million). In the prior year, the Company raised $8 million from the sale of convertible debentures, net of payments against the Company's revolving line of credit (see below).

On April 23, 1997, the Company entered into a Loan and Security Agreement with Sanwa Business Credit Corporation that, among other things, provides a credit facility with a loan limit of $20.0 million (the "Loan"). Borrowings under the Loan are subject to borrowing base requirements and other restrictions. Under the Loan and Security Agreement, the Company is required to comply with certain affirmative and negative covenants. The Loan matures on April 23, 2000. This facility replaces a Loan and Security Agreement with LaSalle National Bank that, among other things, provides a credit facility with a loan limit of $20.0 million. The agreement, which terminated on May 1, 1997, required the Company to maintain a $10 million compensating balance.

During the third fiscal quarter of 1997, the Company issued 20,000 shares (10,000 shares April 16, 1997 and 10,000 shares on June 6, 1997) of Series A Convertible Preferred Stock (the "Preferred Stock") for $18.8 million which is net of issuance cost of $1.2 million. The Preferred Stock automatically converts to Common Stock on April 16, 1999, or October 16, 1999, depending on the conversion price and includes the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the NASDAQ closing bid prices for the Company's Common Stock. In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of a (i) consolidation or merger with another company; (ii) sale or transfer of substantially all assets; or (iii) 50% change in ownership. The redemption price upon holder redemption is the greater of $1,250 per share and the cash equivalent of the defined conversion formula on the date of redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of common stock of the Company using a defined conversion formula based upon the NASDAQ closing bid prices for the Company's common stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999 for $1,200 per share plus 120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to the stockholders of the Company.

The Preferred Stock reflects a beneficial conversion feature that allows holders to convert the security to common stock of the Company at a discount. The amount of the discount is determined using NASDAQ closing bid prices for the Company's common stock. During the third quarter, the Company recorded $2.0 million of amortization of preferred stock beneficial conversion discount. The offset entry to amortization of preferred stock beneficial conversion discount increased redeemable preferred stock by $2.0 million. This amount will accrete to the Company's common stock and additional paid in capital accounts as shares of redeemable preferred stock are converted into shares of common stock of the Company. No shares of Preferred Stock have been converted to common stock as of August 14, 1997.

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

The Company expects fiscal 1997 sales levels to significantly exceed fiscal 1996 sales levels, primarily due to the completion of Phase I shipments for the WLL project in Hungary. The Company will be shipping additional product for Phase II of the Hungary project during its forth quarter ending September 30, 1997 and is exploring a number of opportunities, including the supply of FWTs for Phase III of the Hungary project. With respect to the Hungary project, the Company announced on June 30, 1997 that Phase II will be, and Phase III is likely to be, significantly smaller than Phase I. The Company expects the demand for FWTs to continue to grow and is cultivating other revenue opportunities that it believes will contribute to future revenue growth.

To capitalize on the anticipated growth in the market for FWTs, the Company launched an ambitious product development plan during fiscal 1996. The strategy has been, and continues to be, to introduce fixed wireless terminals over the next three years that will address the radio standards serving 85 percent of all cellular subscribers by the year 2000. The Company plans to continue to devote substantial resources to product development. Pursuant to the terms of its agreement with Wireless Domain Corporation (formerly TelePath Corporation) the Company plans to increase its equity position in Wireless Domain Corporation to 50% by August of 1997 through the issuance of shares of the Company's common stock and cash payments. This relationship provides the Company, subject to terms of the agreement with Wireless Domain, with access to 24 additional engineers.

Based upon observed trends, the Company believes that the market for FWTs is undergoing substantial growth. The Company is seeking to capitalize on the anticipated growth by devoting resources across the Company to meet the anticipated needs of the market.

Statements contained in this filing, other than historical statements, consist of forward looking information. The Company's actual results may vary considerably from those discussed in the "Outlook" section and elsewhere in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended September 30, 1996, include the risk that technological change will render the Company's technology obsolete, the risk of litigation, the Company's ability to develop new and foreign markets, the Company's dependence on contractors and Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, the effect of changes in management, and uncertainty in the development of wireless service generally.

                          PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

Under the terms of the Series A Convertible Preferred Stock issued on April 16, 1997 and June 6, 1997, for so long as such stock is outstanding, dividends may be paid on the Common Stock only out of retained earnings of the Company generated after April 1, 1997.

Under the terms of the Loan and Security Agreement with Sanwa Business Credit Corporation that provides a credit facility up to $20 million, the Company is prohibited from paying dividends during the term of the loan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (listed by number according to Exhibit table of Item 601 in Regulation S-K)

NUMBER          DESCRIPTION                                             REFERENCE
3.1             Certificate of Incorporation                            Filed as Exhibit 3.1 to
                                                                        Registration Statement on
                                                                        Form S-1 Registration No.
                                                                        33-72096, as amended
                                                                        (the "Form S-1")

3.2             Amendment No. 1 to Certificate                          Filed as Exhibit 3.2
                of Incorporation                                        to the Form S-1

3.3             Amendment No. 2 to Certificate                          Filed as Exhibit 3.3
                of Incorporation                                        to the Form S-1

3.4             Amendment No. 3 to Certificate                          Filed as Exhibit 3.4
                of Incorporation                                        to Form 10-Q filed
                                                                        May 15, 1997

3.5             By-Laws                                                 Filed as Exhibit 3.4 to
                                                                        the Form S-1

4.1             Certificate of Designations, Preferences,               Filed as Exhibit 99.2
                and Rights of Series A Convertible Preferred            to Form 8-K filed
                Stock                                                   April 25, 1997

4.2             Loan and Security Agreement with                        Filed herewith
                Sanwa Business Credit Corporation

10.1            Securities Purchase Agreement dated April 16,           Filed as Exhibit 99.1 to
                1997, by and between Telular Corporation                Form 8-K filed April 25, 1997
                and the purchasers of the Series A
                Convertible Preferred Stock

10.2            Registration Rights Agreement dated April 16,           Filed as Exhibit 99.3 to
                1997, by and between Telular Corporation and            Form 8-K filed April 25, 1997
                the purchasers of the Series A Convertible
                Preferred Stock

10.3            Securities Purchase Agreement dated June 6,             Filed as Exhibit 99.3 to Registration
                1997, by and between Telular Corporation and            Statement on Form S-3 Registration No.
                the purchasers of the Series A Convertible              333-27915, amended by Amendment No. 1
                Preferred Stock                                         filed June 13, 1997, and further amended
                                                                        by Amendment No. 2 filed July 8, 1997
                                                                        (the "Form S-3")

10.4            Registration Rights Agreement dated June 6,             Filed as Exhibit 99.4 to Form S-3
                1997, by and between Telular Corporation and
                the purchasers of the Series A Convertible
                Preferred Stock

11              Statement regarding computation                         Filed herewith
                of per share earnings

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

(b) Reports on Form 8-K

     The Company filed one (1) report on Form 8-K during the three months ended June 30, 1997:

          (i) On April 25, 1997, the Company reported it had issuance of Series A Convertible Preferred Stock and filed related documents.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report of Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                                Telular Corporation



Date      August 14, 1997       By:  /s/ Kenneth E. Millard
                                     ------------------------------------------
                                        Kenneth E. Millard
                                        President & Chief Executive Officer



Date      August 14, 1997           /s/ Jeffrey L. Herrmann
                                    ------------------------------------------
                                    Jeffrey L. Herrmann
                                    Vice President & Chief Financial Officer

                                 EXHIBIT INDEX

NUMBER          DESCRIPTION                                             REFERENCE
3.1             Certificate of Incorporation                            Filed as Exhibit 3.1 to
                                                                        Registration Statement on
                                                                        Form S-1 Registration No.
                                                                        33-72096, as amended
                                                                        (the "Form S-1")

3.2             Amendment No. 1 to Certificate                          Filed as Exhibit 3.2
                of Incorporation                                        to the Form S-1

3.3             Amendment No. 2 to Certificate                          Filed as Exhibit 3.3
                of Incorporation                                        to the Form S-1

3.4             Amendment No. 3 to Certificate                          Filed as Exhibit 3.4
                of Incorporation                                        to Form 10-Q filed
                                                                        May 15, 1997

3.5             By-Laws                                                 Filed as Exhibit 3.4 to
                                                                        the Form S-1

4.1             Certificate of Designations, Preferences,               Filed as Exhibit 99.2
                and Rights of Series A Convertible Preferred            to Form 8-K filed
                Stock                                                   April 25, 1997

4.2             Loan and Security Agreement with                        Filed herewith
                Sanwa Business Credit Corporation

10.1            Securities Purchase Agreement dated April 16,           Filed as Exhibit 99.1 to
                1997, by and between Telular Corporation                Form 8-K filed April 25, 1997
                and the purchasers of the Series A
                Convertible Preferred Stock

10.2            Registration Rights Agreement dated April 16,           Filed as Exhibit 99.3 to
                1997, by and between Telular Corporation and            Form 8-K filed April 25, 1997
                the purchasers of the Series A Convertible
                Preferred Stock

10.3            Securities Purchase Agreement dated June 6,             Filed as Exhibit 99.3 to Registration
                1997, by and between Telular Corporation and            Statement on Form S-3 Registration No.
                the purchasers of the Series A Convertible              333-27915, amended by Amendment No. 1
                Preferred Stock                                         filed June 13, 1997, and further amended
                                                                        by Amendment No. 2 filed July 8, 1997
                                                                        (the "Form S-3")

10.4            Registration Rights Agreement dated June 6,             Filed as Exhibit 99.4 to Form S-3
                1997, by and between Telular Corporation and
                the purchasers of the Series A Convertible
                Preferred Stock

11              Statement regarding computation                         Filed herewith
                of per share earnings