Form 10-K/A
period 1997-09-30
TELULAR CORP
filed 1997-11-25
CIK 915324

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K/A
                               AMENDMENT NO. 1
          X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---          SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---          SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM     TO


                        COMMISSION FILE NUMBER 0-23212

                             TELULAR CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHAPTER)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No [ ]

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

The undersigned registrant hereby amends the cover page of its Annual Report on Form 10-K for the year ended September 30, 1996, as set forth on the preceding page.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Telular Corporation


Date: November 25, 1997                      By: /s/ Jeffrey L. Herrmann
                                                 ------------------------------
                                                 Jeffrey L. Herrmann
                                                 Vice President and Chief
                                                 Financial Officer