Form 10-K
period 1997-09-30
TELULAR CORP
filed 1997-12-19
CIK 915324

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

           X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -----          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ------         SECURITIES EXCHANGE ACT OF 1934

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

            647 NORTH LAKEVIEW PARKWAY, VERNON HILLS, ILLINOIS 60061
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (847) 247-9400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO 12(b) OF THE ACT:                                  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:                          COMMON STOCK, $.01 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

         As of November 21, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $50,787,288* (based upon the closing sales price of such stock as reported by the NASDAQ National Market on such date).

         The number of shares outstanding of the Registrant's common stock as of November 21, 1997, the latest practicable date, was 32,613,543 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended September 30, 1997 are incorporated by reference in Part III of this Form 10-K.

* Excludes the common stock held by Named Executive Officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at November 21, 1997. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant or that such person is controlled by or under common control with the registrant.

                                     PART I

ITEM 1.  BUSINESS

Overview

         Telular Corporation (the "Company") is in the fixed wireless telecommunications industry. The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment ("CPE") with cellular-type transceivers for use in wireless communication networks, whether cellular, personal communications services ("PCS"), or satellite-based. Applications of the Company's technology include fixed wireless telecommunications as a primary service where wireline systems are unavailable, unreliable or uneconomical, as well as wireless backup systems for wireline telephone systems and wireless alarm signaling ("WAS"). The Company's principal product lines: PHONECELL(R), a line of fixed wireless terminals ("FWTs"); and TELGUARD(R), a line of WAS products, which allow CPE designed for traditional wireline networks to send and receive voice, data and facsimile signals over wireless networks.

         The Company in 1986 acquired the intellectual property rights of a pending patent application dealing with a "cellular interface" concept and methodology. The patent not only describes a simple physical circuit or device, but also the very concept and principles underlying the use of an intelligent interface device (the "invention") in conjunction with cellular-type transceivers and systems.

         In March 1990, the Company entered into a cross-license agreement with Motorola Inc. ("Motorola") under which the Company licensed to Motorola certain rights to manufacture, sell or use the invention. The cross-license agreement allows the Company to use Motorola's transceivers in its products. In December 1992, Telular Canada, Inc. ("Telular Canada"), an independent Toronto-based distributor of telecommunications products, purchased the title to the Canadian patents for the Company's technology and the right to acquire the Company's technologies solely for use and sale within Canada.

         In May 1993, Telular Canada acquired a minority interest in the Company. As a result of sales and dilution, Telular Canada owned approximately 2% of the outstanding stock as of November 21, 1997. In November 1993, Motorola partnered with the Company by acquiring an equity interest in the Company, and owns approximately 15% of the shares outstanding as of November 21, 1997.

         During 1993, the Company also began to solidify its market position by acquiring two key distributors/licensees: Telular International, Inc. ("Telular International"), formerly known as Codecom Rural Communications located in Puerto Rico, and Telular-Adcor Security Products, Inc. located in Atlanta, formerly known as Adcor Electronics International, Inc..

         In January 1994, the Company completed an initial public offering ("IPO") of its common stock, which raised approximately $56.4 million. The Company's stock is traded on the NASDAQ National Market System under the ticker
symbol "WRLS".   In December 1995, the Company raised $18.0 million from a
private placement of convertible debentures. In April and June 1997, the Company raised an additional $18.8 million from private placements of series A convertible preferred stock. See "Liquidity and Capital Resources" - Part II.

         In 1996, the Company announced and implemented a restructuring program. Under the restructuring, the Company consolidated three manufacturing locations into its Atlanta, Georgia, facility, reduced the number of employees from over 250 to 110 and eliminated a number of less profitable products. During 1997, faced with terminating leases in Atlanta, Georgia and at its headquarters in Buffalo Grove, Illinois, the Company consolidated the majority of its manufacturing, sales and marketing, engineering, finance and administrative functions into a new facility in Vernon Hills, Illinois.

         In three separate transactions on June 28, 1996, January 29, 1997 and August 29, 1997, the Company acquired a total of 50% interest in Wireless Domain Incorporated ("WD") (formerly Telepath Corporation) for $1.5 million of cash and common stock of the Company valued at approximately $2.9 million. WD is a radio developer, based in Hauppauge, New York, that specializes in the design of advanced cellular and personal communication services products. The agreement between WD and the Company includes a multi-year product development program designed to provide a new generation of state-of-the-art FWTs, which include both analog and digital radio standards, for markets worldwide. During fiscal year 1997, the Company purchased services from WD approximating $2.7 million.

         On November 10, 1997, the Company acquired the remaining 50% of WD. Under the terms of the merger, the Company issued 500,000 shares of common stock and relinquished control of the 500,000 shares of common stock held by WD. The Company expects to achieve more rapid deployment of new products with the full-time addition of WD's 29 engineers.

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

         The process of improving and expanding telephone networks using advanced wireless technology in developed and developing countries has created a major market for wireless telecommunication equipment such as the Company's FWT. In developed countries, mobile cellular systems have changed the way people communicate and have enjoyed phenomenal growth that is expected to continue in the future. In developing countries, wireless local loop ("WLL") systems represent what is very often the fastest and most cost-effective way of providing basic telephone service. WLL systems are conventional cellular networks constructed and operated primary for fixed users.

         The International Telecommunications Union ("ITU") estimates that more than 400 million access lines will be added worldwide during the 1995-2000 time period. Of these access lines, 191 million are expected to be added in developing countries. The average projected cost per access line is $1,200 with most of the growth in developing countries occurring in urban areas. The potential role of wireless products and systems could be a significant factor in the deployment of basic phone service as the cost per access line is potentially lower and speed of deployment faster versus traditional wireline systems. Additionally, where wired telephone networks exist, wireless networks offer an adjunct as well as an alternative method of communicating. Where wired telephone networks are non-existent or substandard, wireless cellular-type networks are a primary service option.

         In the domestic market, rapid and dramatic advances in digital wireless and wireline technology (Time Divisional Multiple Access ("TDMA"), Group Special Mobile ("GSM, DCS 1800 and PCS 1900") and Code Division Multiple Access ("CDMA")) along with fiber optic deployment have had, or are anticipated to have, significant impact on the number and quality of telecommunications service offerings. These technological advancements, coupled with the changes in regulation, are reshaping the domestic telecommunications landscape as evidenced by the creation of a new service offering, PCS, and the addition of many new service providers in the local exchange telecommunications business. If technological advances and price decreases continue to occur, a market in the United States for fixed wireless service to be used in conjunction with, or in place of, traditional wireline service may emerge for a variety of wireless alternative access ("WAA") applications.

         The WAA market involves FWTs operating on mobile cellular networks built primarily for handheld cellular phone users. For WAA applications, FWT sales generally begin developing after a new mobile network has been in operation for a few years, when the growth rate in new cellular phone subscribers slows and the mobile operator begins looking for new revenue sources. FWTs offer this opportunity since they are less costly to support (permanently linked to a specific cell site), generate more average airtime and operate mainly at off-peak times. The number of FWTs presently operating on WAA networks exceeds that of WLL and is driven by the relative price for airtime, as well as by the large installed base of mobile networks worldwide.

Company Strategy

         The Company's strategy is to leverage eleven years of pioneering experience in the market, internationally-accepted products, and court-tested patents into a continuing leadership position in the rapidly developing WLL and WAA FWT equipment industry. Global telecommunications equipment manufacturers together with national and international service providers are increasingly sharing the Company's vision that wireless systems in both developed and developing countries are well suited for use as basic telephone service networks. The key trends that are fueling the worldwide adoption of WLL/WAA programs include the following:

             -   Rapid acceptance of cellular mobile communications;

             - An accelerating trend toward privatization of telecommunication service in both developed and developing countries;

             - Development and adoption of digital wireless transmission standards (e.g., TDMA, GSM, DCS 1800, PCS 1900 and CDMA) which enhance network capacity and service capability while significantly reducing the effective cost per subscriber served;

             - Service network providers acceptance of wireless network solutions as fast, cost effective answers to their customers' unfulfilled demand for telecommunications; and

             - PCS licensing within the U.S., which should intensify competition by wireless service providers to capture wireline minutes of usage and the potential for a large bypass market.

         Based upon its proprietary interface technology, the Company designs, manufactures and markets a full line of FWT's covering all major radio standards, allowing cost-effective, innovative communications solutions where wired telephone networks are (1) of substandard quality, (2) unavailable on a timely basis, (3) too costly, or (4) in need of alternative access or backup/diverse routing capability for local telephone service exists.

         During fiscal year 1997, the Company's FWTs gained market position on the following major radio standards:

             Analog - While the overall FWT market is shifting from analog cellular to digital cellular, there are many analog opportunities. Analog is sometimes used to meet regulatory deadlines on new WLL deployments in which the new digital infrastructure cannot be deployed fast enough. Also, when new digital mobile networks are installed in urban areas, the older analog infrastructure often is displaced and then redeployed for WLL use in the surrounding suburban area. The Company is the original supplier of analog FWTs and one of the few remaining analog suppliers, enabling it to capture a sizeable share of all new analog FWT business worldwide.

             Digital GSM - Despite the historical importance of analog, most planned FWT deployment in both WLL and WAA markets will be on one of the various digital standards - GSM, CDMA, or TDMA. Digital is more desirable than analog because it provides superior capacity, voice privacy, higher transmission rates for fax and data, and additional user services such as Caller ID and messaging. The Company's new GSM 900 FWTs was introduced during fiscal 1997. It should allow the Company to capture a fair share of the growth in the digital market.

         The Company spotted the beginning of a new trend in the WLL market during the year. Previously, most FWTs going onto WLL networks were sold by infrastructure manufacturers who "bundled" the FWT/infrastructure for sale to the WLL operator. Now, however, more savvy operators are unbundling: buying infrastructure and FWTs separately. The Company has already realized the initial benefits of this trend with major new contracts with operators to supply FWTs in the Philippines and Guinea.

Target Markets and Product Applications

         The Company's fiscal 1997 revenues have been primarily international, derived from the sale of PHONECELL(R) FWTs for integration into WLL/WAA systems being installed in developing countries. Significant revenues were derived domestically from the Company's TELGUARD(R) product line, which provides wireless backup to traditional wireline telephone and security systems, and remote data acquisition and monitoring applications.

          The Company believes that its future revenues will be increasingly derived from its international target markets, new product applications and licensing, and the domestic expansion of the PCS service providers and its WAS
business.   As described below, the range of opportunities can be grouped into four categories:

                 - Wireless basic local and long-distance voice, data and facsimile telephone service through repeat sales into established mobile cellular networks and through joint selling of terminals and to new WLL projects with infrastructure providers;

                 -   Licensing and OEM supplier of the Company's technology;

                 - Remote monitoring and supervisory control and data acquisition ("SCADA"), including WAS products;

                 -   Disaster recovery and emergency back-up circuits.

Wireless Basic Telephone Service

         Many countries are evaluating or have already deployed wireless basic telecommunications systems in conjunction with, or as an alternative to, the expansion of their basic wireline systems. The most significant market opportunity for the Company's products is to continue to provide wireless basic telephone service ("WBTS") in such developing countries. A customer's needs are very basic: simple voice, data and facsimile service. The primary customers for WBTS in developing countries are businesses and medium-to-upper income residential users, such as those in Hungary, Spain, Portugal, China, Bangladesh, Philippines, Brazil, and Columbia.

         In developed countries, the Company's products represent an "enabling technology" for competitive access service providers. The use of wireless technology to gain rapid and transparent WAA to a customer's long distance service provider will be a significant application for the Company's products, especially in the coming U.S. PCS environment. Several wireless operators, such as Sprint and AT&T Wireless, have already publicly identified WLL/WAA for long distance traffic as a potentially major market segment.

Licensing and Original Equipment Manufacturer ("OEM") supplier of the Company's technology

         In response to the international demand for the Company's proprietary interface technology, which allows most standard wireline customer premises equipment to operate over wireless telecommunications networks, the Company has been promoting the use of its interface technology in other telecommunication companies' products. Such a marketing strategy may result in licensing, selling of component parts and OEM production of complete units. The Company is actively talking with large international telecommunication companies with respect to licensing its proprietary interface technology and providing product under OEM arrangements.

Remote Monitoring and Security Alarm Monitoring

         The use of fixed wireless cellular systems for remote monitoring and SCADA applications has been the most prevalent WAA application in developed countries, especially in the U.S. The Company's products have been successfully marketed to numerous companies in a wide range of industries such as highway authorities, oil companies, utility companies, agribusinesses, banks and law enforcement agencies.

         A major sub-group within the wireless monitoring application segment is security alarm monitoring. Alarm monitoring was one of the first applications of the Company's technology and continues to be a growing segment of the market. Use of the Company's specialized products allows an alarm monitoring system to automatically switch to a cellular network in the event of a telephone line failure, allowing alarms to be transmitted.

Disaster Recovery and Back-Up Services

         Hundreds of major telephone network outages occur annually in the U.S. and other countries around the world. Additionally, individual circuit outages occur hourly, which not only cost businesses major sums of money annually, but may also be life threatening, such as when hospitals or law enforcement or fire departments are affected. Today, with the widespread availability of wireless telephone networks, a readily available and cost-effective solution is possible with the Company's technology.

         The Company's products are installed in hospitals, financial institutions, airports, emergency response and public service centers and utility companies. The wireless back-up approach also allows businesses to take advantage of other communications situations where wireless service may be a desirable option to wired phone service. For example, wireless service may be used for overflow traffic relief when regular telephone lines become blocked due to usage or for least-cost routing for long distance where wireless may be less expensive than local exchange carrier (LEC) rates. Wireless back-up capability may also be integrated as part of a security monitoring system.

TECHNOLOGY AND PRODUCTS

Core Technology

         The Company's core patented technology is an intelligent interface invention that permits standard wireline CPE to operate on wireless networks. The Company's products containing the invention provide the capability to bridge wireline telecommunications CPE and wireless networks, whether cellular, PCS or satellite-based. The invention provides a standard dial tone, off-hook detection signal and other signals usually provided by the LEC, through its "tip" and "ring" wired local loop connection, which automatically generates a "send" signal to the cellular transceiver once the user has finished entering the telephone number. The Company has incorporated this core technology into a variety of products and radio standards and continues to develop and exploit derivative products and technologies for customer-specific applications.

Interface Technology

         The Company's products contain printed circuit boards that incorporate its patented intelligent interface invention. The interface components are used in the Company's finished products and are also sold separately. In certain cases, the Company licenses its interface technology or patent rights to other companies, for which, in most cases, royalty fees are received. However, to date the bulk of the Company's revenues have been generated primarily through the sale of finished products.

Transceivers

         The Company historically has contracted with several suppliers for the critical components of its products. The major exception to this policy has been transceiver units, which have been principally supplied by Motorola. The Company's interface technology is compatible with several other manufacturers' transceivers and the Company has been able to utilize transceivers from such manufacturers. In addition, the Company will design and build its own radios for selected FWTs in the future.

The Company's Product Line

         The product requirements for WLL and WAA can be categorized as single-line fixed subscriber terminals (PHONECELL(R) series), and WAS units (TELGUARD(R) /Series). The Company believes future product offerings will reflect a continued evolution of its existing product line.

----------------------------------------------------------------------------------------------------
              PRODUCT                                           FEATURES
----------------------------------------------------------------------------------------------------
 o PHONECELL(R)/Series             Single-line, self-contained unit for voice, data and facsimile
 (FWT products)                    that is available in a variety of standards (AMPS, NAMPS, ETACS,
                                   TDMA, CDMA, GSM, PCS, DCS) and various housings

----------------------------------------------------------------------------------------------------
 o TELGUARD(R)/Series              Specialized, single-line security alarm backup units for
   (WAS products)                  commercial and residential use; available with a range of options and features
----------------------------------------------------------------------------------------------------


SALES, MARKETING AND SERVICE

International Sales

         The international marketplace is characterized by new and repeat sales into established mobile cellular networks and to the emerging WLL programs throughout the world. The Company has built an international sales and marketing team made up of professionals with experience in the Middle-East, Latin America, Asia, Europe, and Africa. It has regional sales offices in Chicago, Illinois; Atlanta, Georgia; Miami, Florida; Oxford, England and Singapore. The ability to provide on-site customer technical assistance and support has been identified as a key selling requirement, and these regional offices aid in providing this important service.

U.S. Sales

         The Company markets certain products in the U.S. directly via an OEM sales group in Chicago, Illinois. With the imminent deployment of PCS networks in the U.S., the Company is focusing on establishing product development and supply relationships with network operators and PCS transceiver/infrastructure manufacturers and large telecommunication companies.

         The Company's TELGUARD(R) line of WAS products is marketed almost exclusively in the U.S. for operation on AMPS - based cellular networks.

 Service and Support

         The Company believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the wireless telecommunications equipment industry. The Company offers warranty and repair service for its products through three primary methods: (1) advance replacement kits shipped as warranty with orders, (2) in-house service and technical sales support technicians and engineers at its Vernon Hills, Illinois and Hauppauge, New York facilities, as well as each regional sales offices (domestic and international) and (3) authorized third party service centers in various regions of the world (often operated by authorized distributors).

MOTOROLA RELATIONSHIP

         In November 1993, the Company entered into a strategic agreement with Motorola, whereby Motorola, through its Cellular Subscriber Group, acquired an interest in the Company of approximately 19% and, pursuant to an option, subsequently increased its holdings to 20%. Motorola, after dilution due to the issuance of additional shares of common stock by the Company, now owns approximately 15% of the outstanding shares of the Company. Motorola also obtained the right to representation on the Company's Board of Directors and presently has one director. The agreement provided the Company with access to certain of Motorola's engineering, technical service and other resources on a fee basis, subject to availability. In addition, Motorola makes its Advanced Mobile Phone System ("AMPS"), Extended Total Access Communication System ("ETACS"), NAMPS, TDMA, GSM, CDMA, Iridium and other transceivers available for purchase by the Company for use in its products when, if, and as available.

         During October and November of 1995 the Company expanded its relationship with Motorola. It was awarded a contract to supply a customized version of its PHONECELL(R) product to Motorola's Cellular Infrastructure Group ("CIG") for deployment in existing and future WLL projects in Hungary.
In addition, CIG agreed to purchase $100 million of the Company's FWTs and provide funding for engineering and product development activities over a three-year period, commencing January 1, 1996. During 1996 and 1997 the Company shipped $6 million and $21 million, respectively, of product under this agreement.

RESEARCH AND DEVELOPMENT

         The Company believes that its future success depends on its ability to adapt to the rapidly changing telecommunications environment and to continue to meet customers' needs. The Company is currently adapting its products to new wireless technologies and is working closely with several companies, including long-distance carriers, cellular service providers and telecommunications infrastructure providers and equipment manufacturers, to develop new FWT products.

         As of September 30, 1997, the Company's research and development staff comprised 19 engineers segregated into four teams. Each team is responsible for a specific standard such as GSM, CDMA or AMPS. Additionally, the research area continually investigates methods by which the Company can reduce the costs of its products. During 1996 and 1997 the Company acquired a 50% interest in WD which has 29 engineers available for research and development projects on a contract basis. On November 10, 1997, the Company acquired the remaining 50% of WD. The Company expects to achieve more rapid deployment of new products now that it has nearly 50 full-time engineers.

         The Company plans to introduce five new FWTs in fiscal 1998. These include one analog FWT-the SX3 AMPS, and four digital FWTs-the SX2 TDMA, the SX2 CDMA, the SX2 DCS1800 and the SX4 GSM900. All of these will operate from a common hardware/software platform, will cost less to make and will have more features than the present versions they will replace.

MANUFACTURING

         Fabrication of the Company's products is accomplished through a combination of in-house manufacturing and subcontracting. The assembly of printed circuit board interfaces for both FWT and WAS products is performed at the Company's facility in Vernon Hills, Illinois. The Company has developed proprietary testing equipment and procedures to conduct comprehensive quality control and quality assurance throughout the manufacturing and assembly process. Quality programs are a high priority at the Company. The Vernon Hills facility expects to become ISO 9001 certified during fiscal year 1998. The Company utilizes contract manufacturers to augment its manufacturing capability, thereby enabling it to more rapidly expand capacity when required to meet large orders. The Company's quality assurance department works closely with contract manufacturers to ensure compliance to the strict quality standards of the Company.

EMPLOYEES

         As of November 21, 1997, the Company had 155 employees, of which 26% are in sales and marketing, 31% in engineering and product development, 35% in manufacturing and 8% in finance and administration. None of the Company's employees are represented by organized labor.

COMPETITION

         The industry consists of major domestic and international telecommunications equipment companies, many of which have substantially greater financial, technical, marketing, sales, manufacturing, distribution and other resources than those of the Company, and includes companies such as Motorola, Northern Telecom, Ericsson and Nokia. There are also international and domestic companies with less resources that make products that compete directly with the Company where the Company's patent protection is not available. The Company competes with these companies primarily by selling products that provide features and qualities not otherwise available on the market, by developing new products incorporating its technology and by promoting new applications of its existing product line. The Company's interface and its related technology have been, and will continue to be, afforded substantial protection in those markets in which it holds patents (See "Business--Patents, Licenses and Other Intellectual Property"). In markets where the Company holds no patents, the Company competes directly with a range of competitors. Approximately 82% of the Company's fiscal 1997 shipments were destined for foreign countries, most of which afforded little or no patent protection.

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

         Presently, the Company licenses its patent rights to Motorola, under which Motorola is licensed to produce its own cellular interface. Motorola also sells fixed cellular products, and several other companies purchase Motorola's interface for inclusion in there own fixed cellular products. The Company receives a per unit royalty for any such products sold that are covered by the Company's patents. Motorola is a competitor with the Company in markets for analog AMPS and digital CDMA products both domestically and internationally.

         The Company has granted licenses under its patents to others for various uses and applications and continues to pursue such license arrangements. It may face competition from those licensees, their sublicensees, or their customers.

         It is inevitable in growing markets with huge potential that competition will increase. Accordingly, a few infrastructure suppliers introduced FWTs during the year. The Company believes its advantages over industry competition are:

             Better focus/commitment - In the WLL market, the Company's only business is FWTs. Most often, competitors sell FWTs to support their infrastructure business.

             More experience - The Company has been in the FWT business for eleven years.

             Broader product line - The Company offers FWTs that operate on all major non-proprietary radio standards.

To ensure that our leadership position is maintained, we are doing a comprehensive makeover of our entire product line for introduction in fiscal 1998.

PATENTS, LICENSES AND OTHER INTELLECTUAL PROPERTY

         The Company's success in the United States depends to a considerable extent upon its ability to obtain and enforce intellectual property rights for its technology in the United States. With respect to its interface technology, the Company currently has seven United States patents, as well as 24 foreign patents, and two pending foreign patent application.

         Principal Patent. The patent for the Company's "system for interfacing a standard telephone set with a radio transceiver", U.S. Patent No. 4,658,096 (the "096 Patent"), was issued by the U.S. Patent Office on April 14, 1987 and expires on April 14, 2004. The '096 Patent has been filed in 16 countries and to date has been issued in all but one of these countries.

         The invention covered by the claims of the '096 Patent is an interface between a standard telephone and a cellular transceiver and its equivalents. The interface provides dial tone, off-hook detection signals, and many of the other signals usually provided by regular wireline telephones. The interface also provides for the automatic generation of a "send" signal from the cellular transceiver once the telephone number has been entered.

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

         The Company has successfully defended these continuation patents in separate infringement actions. See "Item 3 - Legal Proceedings".

         Other Patents. In July, 1992, and November, 1994 patents were granted to the Company (U.S. Patent Nos. 5,134,651 and 5,361,297) for "a method and apparatus for providing answer supervision and an autonomous pay telephone incorporating the same which relates to an interface for use with a pay telephone and provides a real time display or printout of the costs associated with a placed call".

         The following patents were granted to the Company: for the self-diagnostic system for cellular transceivers, in November 1995, U.S. Patent No. 5,469,494; in September 1991, U.S. Patent No. 5,046,085 for "interfacing system for an international-type pay telephone" (in which the Company has equitable rights); in the following countries for the "self-diagnostic system for cellular transceiver systems": in December 1994, South Africa Patent 94/1880; in December 1995, Peru Patent 595; in November 1996, Slovenian Patent 9420026; in September 1996, Turkey Patent 28486; in November 1996, New Zealand Patent 263661; in May 1997, Israel Patent 108809; for the "self-diagnostic systems for cellular transceiver systems with remote reporting capability" in June 1996, South Africa Patent 95/8218; and for the "method and apparatus for providing answer supervision and an autonomous pay telephone incorporating the same" in June 1994, Mexico Patent 174,818.

         In addition, the Company has the following patent applications: in the U.S. (i) "Concurrent Wireline/Landline Interface Apparatus & Method"; (ii) "Concurrent Wireline/Landline Interface Apparatus & Method" ("CIP"); (iii) "Concurrent Wireline/Landline Interface Apparatus & Method"; (iv) "Method and Apparatus for Generating Tariff Pulses for a Cellular Pay-Telephone (patent pending)"; and (v) Self Diagnostic Systems on Cellular Transceiver Systems with Remote Reporting CIP; and in foreign countries: (i) "Self-Diagnostic System for Cellular Transceiver Systems" in 35 countries ending most parties contracting to the European Patent Convention or PCT; (ii) "Self-Diagnostic System for Cellular Transceiver Systems with Remote Reporting Capabilities" in 3 countries; and (iii) "Concurrent Wireline/Landline Interface Apparatus & Method" in Israel.

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

         Infringement Claims. The only claim is by two individuals, and it is a reassertion of a claim against the Company originally made in 1986. The Company, in reliance on the advice of its patent counsel, believes the claim is both erroneous and legally precluded. The Company's patent counsel is Hamman & Benn, the principals of which are stockholders of the Company and stockholders of DNIC, a major shareholder of the Company. See "Item 3(b) - Legal Proceeding."

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

Motorola                                         (See Motorola Relationship);

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

ADI                                              (non-exclusive world-wide license for manufacture
                                                 and sale of  fixed wireless terminals).

Trademarks and Other Proprietary Information.

         The Company has 11 registered trademarks which are: TELULAR plus design, TELULAR, CELJACK, MAXJACK, TELCEL, Hexagon Logo, PHONECELL, CELSERV, TELGUARD, CPX, and AXCELL. In addition, the Company has six registered Mexican trademarks covering the names and logos used for some of its products. The Company has one pending U.S. trademark application, which is: PCS(one). The Company has 80 other foreign trademark registrations and 15 other foreign trademark applications.

ITEM 2.  PROPERTIES.

         The Company leases, pursuant to a ten-year lease, its corporate headquarters in Vernon Hills, Illinois which occupies 72,000 square feet. In addition to serving as corporate headquarters, the facility houses manufacturing, sales and marketing, engineering, finance and administrative functions. The Company also leases space for international sales offices in Miami, Florida, Oxford, England and Singapore. The Company also leases space to house its domestic salesforce in Atlanta, Georgia.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to the following actions:

         (a) Alliance Research Corporation v. Telular Corporation and Spectrum Information Technologies, Inc. ("Spectrum"), CV 94 1065 RG, United States District Court, Central District of California.

         On February 17, 1994, Alliance Research Corporation sued the Company and Spectrum seeking Declaratory Judgment for invalidity and non-infringement of the Company's 4,658,096 patent as well as its two continuation patents, 4,922,517 and 4,775,997. The Company has denied the allegations and has counterclaimed for patent infringement of the two continuation patents. On May 2, 1994, the Federal court in Los Angeles ruled in favor of Telular and rejected the lawsuit challenging the '096 patent. Spectrum was dismissed as a defendant on a motion made by Spectrum. The Company has acquired Spectrum's rights to receive court awarded damages in this case. The Federal court, on October 23, 1995, granted the Company's Motion for Partial summary judgment on all issues except damages. The court enjoined Alliance from selling its CDL line of products. Alliance has appealed the summary judgment decision. In May 1997, the United States Court of Appeals for the Federal Circuit affirmed the lower court's summary judgement decision on all issues except damages. The matter is now back with the district court for damage determination. The Company intends to vigorously pursue its claims.

         (b) Arthur L. Serrano and Andrew W. Holman v. Telular Corporation and Spectrum, CV 94 1272, United States District Court, Central District of California.

         On February 28, 1994, Serrano and Holman filed a Declaratory Judgment action against the Company and Spectrum. The suit involves the Company's 4,658,096 patent, as well as its two continuation patents, 4,922,517 and 4,775,997. The Company has answered and counterclaimed for patent infringement of its continuation patents. Plaintiffs are the former principals of Morrison & Dempsey, which is now out of business. On July 13, 1995, Judge Letts entered an order finding for the Company on all counts of the Complaint and Counterclaims, and determining the Serrano and Holman infringement to be willful, enabling the Company to receive treble damages, attorney's fees and costs. The final order was entered on March 20, 1996 granting the Company a total of $663,178.82 in treble damages, attorney's fees and costs. This decision has been appealed by Serrano and Holman. In April 1997, the United States Court of Appeals for the Federal Circuit unanimously affirmed the lower court's conclusion that patents 4,775,997 and 4,922,517 are valid and had been infringed by the Plaintiffs. The Company is currently executing its judgement of $663,178.82 against the Plaintiffs.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

         The Company's common stock trades publicly on the NASDAQ National Market System under the symbol "WRLS". The following table sets forth the quarterly high and low sales prices for each quarter of fiscal 1997, 1996, 1995, as reported by NASDAQ. Such quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.

                                                       QUARTER ENDED DURING FISCAL 1997
                                    -------------------------------------------------------------
                                      DECEMBER 31       MARCH 31       JUNE 30       SEPTEMBER 30
                                      -----------      ---------       -------       ------------
         High     . . . . . . . . .   $ 5.56            $ 8 .38        $ 6.00           $ 3.13
         Low      . . . . . . . . .   $ 4.31            $ 5 .00        $ 3.50           $ 2.25

                                                       QUARTER ENDED DURING FISCAL 1996
                                    -------------------------------------------------------------
                                      DECEMBER 31       MARCH 31       JUNE 30       SEPTEMBER 30
                                      -----------       --------       -------       ------------
         High     . . . . . . . . .  $ 15.37           $ 10 .50        $ 9.00           $ 6.62
         Low      . . . . . . . . .  $  8.00           $   2.00        $ 4.12           $ 4.12

                                                       QUARTER ENDED DURING FISCAL 1995
                                    -------------------------------------------------------------
                                      DECEMBER 31       MARCH 31       JUNE 30       SEPTEMBER 30
                                      -----------       --------       -------       ------------
         High     . . . . . . . . .  $ 10.62           $ 10 .25       $ 20.50          $ 20.25
         Low      . . . . . . . . .  $  6.00           $   6.50       $  7.25          $ 12.75

         On November 21, 1997, there were approximately 359 shareholders of record, 9,064 beneficial shareholders and 32,613,543 shares of common stock outstanding. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its common stock in the foreseeable future. Pursuant to the Company's Loan and Security Agreement with Sanwa Commercial Credit Corporation, the Company has agreed that, during the term of that agreement, the Company will not, without the consent of the lender, declare or pay any dividend or other distribution on any class of its stock.

RECENT SALES OF UNREGISTERED SECURITIES

Compensation

         On April 18, 1996, the Company entered into an employment agreement with Kenneth E. Millard, pursuant to which Mr. Millard agreed to serve as Chief Executive Officer and President of the Company. Under the Agreement, Mr. Millard is to eligible to receive an incentive bonus of $200,000, payable quarterly, based on performance targets established by the Board of Directors, a portion of which is to be paid in the form of shares of common stock of the Company (the "Common Stock") at fair market value. For the quarter ended December 31, 1996, the Company awarded Mr. Millard a bonus and in connection therewith issued Mr. Millard 3,012 shares of Common Stock valued at $15,284. For the quarter ended March 31, 1997, the Company awarded Mr. Millard a bonus and in connection therewith issued Mr. Millard 1,546 shares of Common Stock valued at $8,775.

         On April 22, 1997, the Company entered into a new employment agreement with Robert C. Montgomery, pursuant to which Mr. Montgomery agreed to serve as Chief Operating Officer and Executive Vive President of the Company. Under the Agreement, Mr. Montgomery is eligible to receive an annual incentive bonus of $100,000 under the Company's Senior Management Bonus Plan, payable quarterly, a portion of which is to be paid in the form of shares of Common Stock at fair market value. For the quarter ended December 31, 1996, the Company awarded Mr. Montgomery a bonus and in connection therewith issued Mr. Montgomery 1,118 shares of Common Stock valued at $5,675. For the quarter ended March 31, 1997, the Company awarded Mr. Montgomery a bonus and in connection therewith issued Mr. Montgomery 773 shares of Common Stock valued at $4,338.

         During the fiscal year ended September 30, 1997, the Company paid the law of firm of Hamman and Benn aggregate fees of $354,613 for legal services, which payments were comprised of $331,365 in cash and 5,448 shares of Common Stock valued at $23,248. The Company also issued 26,209 shares of Common Stock valued at $86,045 to William L. De Nicolo, the Chairman of the Company pursuant to a consulting agreement. The consulting agreement with Mr. De Nicolo was terminated effective September 30, 1997.

Wireless Domain Investment

         On June 28, 1996, the Company entered into an agreement to acquire a 50% interest in Wireless Domain in three transactions. On June 28, 1996, the Company purchased a one-third interest in Wireless Domain in exchange for $1.0 million in cash and 350,000 shares of Common Stock valued at approximately $2.2 million. In two separate transactions on January 29, 1997, and August 29, 1997, the Company purchased an additional one-sixth interest in Wireless Domain in exchange for payments totaling $0.5 million and 150,000 shares of Common Stock valued at approximately $0.7 million.

Issuance of Preferred Stock

         The Board of Directors of the Company on April 15, 1997 created a new series of 21,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock"), of which 20,000 shares have been issued. On April 16, 1997, the Company issued 5,000 shares of Preferred Stock to each of Nelson Partners and Olympus Securities, Ltd. (collectively, 10,000 shares) in a private placement. On June 6, 1997, the Company issued 5,000 shares of Preferred Stock to each of Stark International and Shepherd International Investments, Ltd. (collectively 10,000 shares) in a private placement. The Company received $20,000,000 from the sales of the Preferred Stock, and paid to Lehman Brothers a placement fee in connection with such sales, which was comprised of $996,197 in cash and 38,653 shares of Common Stock valued at approximately $106,296. Senior management anticipates that the funds will be used for the development of new products for its worldwide fixed wireless terminal business.

         Each share of Preferred Stock issued by the Company has a face value of $1,000, and is convertible into shares of Common Stock at a conversion price equal to the lower of (i) $6.4856, which represents 110% of the 30-day average trading price of the Common Stock immediately prior to April 16, 1997, when the first shares of Preferred Stock were issued, and (ii) 85% (prior to October 15, 1999) or 100% (on or after October 15, 1999) of the 30-day average trading price of the Common Stock prior to conversion, but in no event lower than a minimum price. The minimum price is $3.00 per share until April 15, 1998, and $2.00 per share thereafter, in each case subject to certain adjustments. In addition, at conversion, holders of the Preferred Stock are entitled to an effective 5% annual dividend on the shares of Preferred Stock, paid in shares of Common Stock with the conversion price based on the average market price of the Common Stock for the 30 trading days preceding conversion.

         If a holder of Preferred Stock elects not to convert its shares, then the shares of Preferred Stock automatically convert to shares of Common Stock on April 16, 1999, or October 16, 1999, depending upon the conversion price. The Company also has the right to redeem the Preferred Stock for cash at defined terms.

         A right of redemption on the part of the holders of the Preferred Stock may be triggered by a number of events including the merger, consolidation or sale of substantially all of the assets of the Company, the purchase of more than 50% of the outstanding shares of Common Stock of the Company, the failure by the Company to convert Preferred Stock when required to do so, the delisting of the Company's Common Stock from a national securities exchange, or the failure by the Company to timely register and keep in effect the registration of the Common Stock to be issued upon conversion of the Preferred Stock.

         The Common Stock into which the Preferred Stock is convertible has been registered with the Securities and Exchange Commission for resale.

         The shares of Common Stock and Preferred Stock described in this section were issued and sold by the Company in reliance on Section 4(2) of the Securities Act of 1933, as amended, and the regulations promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following table is a summary of certain condensed statement of operations and balance sheet information of the Company. The table sets forth selected historical financial data of the Company for the years ended
September 30, 1997, 1996, 1995 and 1994 and the nine month period ended September 30, 1993. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing elsewhere in this report.

                                                                                                         NINE MOS.
                                                                      YEAR ENDED SEPTEMBER 30,             ENDED
                                               --------------------------------------------------

                                                      1997          1996         1995         1994         1993(1)
                                                      ----          ----         ----         ----         -------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales                                          $48,417       $27,271     $ 33,031     $ 17,734         $ 6,575
  Cost of sales                                     37,881        23,906       27,530       13,326           4,741
                                                    ------      --------     --------     --------         -------
Gross profit                                        10,536         3,365        5,501        4,408           1,834

Operating expenses                                  16,753        19,936       27,042       33,809           5,894
Restructuring                                            -        11,019            -            -               -
                                                    ------      --------     --------     --------         -------


Loss from operations                               (6,217)      (27,590)     (21,541)     (29,401)         (4,060)
  Net other income/(expense)                           364           643        1,340        1,187            (12)
  Royalty income                                       551           354          540          281             364
                                                  --------       -------         ----     --------         -------
Net loss                                         $( 5,302)     $(26,593)    $(19,661)    $(27,933)        $(3,708)

Less-amortization of preferred stock
beneficial conversion discount                     (2,222)             -                   -                    -
                                                    ------      --------     --------     --------         -------

Loss applicable to common shares                  $(7,524)     $(26,593)    $(19,661)    $(27,933)        $(3,708)
                                                  --------     ---------    ---------    ---------        --------

Net loss/Pro forma net loss per share (2)         $ (0.24)     $  (0.96)    $  (0.84)    $  (1.25)        $ (0.18)
                                                  ========     ========     ========    =========         =======

                                                 SEPT. 30,     SEPT. 30,    SEPT. 30,    SEPT. 30,       SEPT. 30,
                                                      1997          1996         1995      1994(3)            1993
                                                    ------      --------     --------     --------         -------
BALANCE SHEET DATA:
Working capital (deficiency)                       $39,033      $ 26,557     $ 25,930     $ 46,071        $   (361)
Total assets                                        57,553        41,939       54,747       61,242          14,749
Long-term debt                                           -         1,500       10,000           --           4,098
Owners equity                                       25,699        30,770       37,956       56,318           7,338


 (1)     The Company has a fiscal year end of September 30.

 (2) Pro forma net loss per common share for the nine month period ended September 30, 1993 is unaudited and has been calculated based on 20,389,994 weighted shares outstanding for the period January 1, 1993 through September 30, 1993 and includes net losses of Telular Group L.P. for the period from January 1, 1993 to May 13, 1993, and thereafter for Telular Corporation. The pro forma net loss per common share for the year ended September 30, 1994 is unaudited and has been calculated based on 22,362,986 weighted shares outstanding. Common and common equivalent shares issued during the twelve month period prior to the January 27, 1994 IPO have been included as if they were outstanding for all periods presented using the treasury stock method and an IPO price of $20 per share.

(3) On January 27, 1994, the Company effected an IPO of 4,000,000 shares of common stock. After underwriting discounts and commissions and other expenses, proceeds to the Company were approximately $56,414,000, and have a material effect on the comparability of the information presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

OVERVIEW

         The Company has seen substantial growth in the market for FWTs in both WLL and WAA systems. The Company encountered heightened activity during fiscal 1997 that gives it reason to believe that the FWT market is maturing beyond the nascent stage. The Company quoted more contracts, shipped more product (78% more than fiscal 1996) and observed more data that confirmed momentum in the FWT market than during any previous period. The major trends driving the market include a broad consumer acceptance of cellular communications, rapid privatization of telecommunications in developed and developing countries, adoption of digital wireless transmission standards that enhance network capacity and service, service network providers' acceptance of FWTs as cost-effective answers to customer demand for improved telecommunications and PCS licensing that will drive down the price of wireless communications and expand the number of users within the U.S. If these trends continue, they will provide significant international and domestic opportunities.

          WLL, which is the core of the Company's FWT business in developing countries, involves cellular infrastructure employed predominately (and sometimes exclusively) for the fixed location user. Continued growth of the WLL market depends primarily on the pricing of WLL airtime service to the customer relative to available wireline prices, the relative local availability of WLL and wireline service, operator regulatory constraints on fixed cellular, and money available in a given country. These factors have contributed to the increase in the number of new WLL networks commissioned in 1997 compared with the previous year. Because FWT deployment lags network commissioning, the Company believes the "pent up" opportunity is even larger as FWT deployment materializes on the networks previously commissioned.

         WAA, which represents the majority of the Company's sales in developed countries, has primarily involved wireless back-up of existing wireline systems and where wireline service is unavailable or unreliable, using mobile cellular networks built primarily for handheld cellular phone users. Management anticipates that additional FWT markets for WAA applications will develop as existing cellular networks mature and new networks and services are introduced. As capacity and price competition increase on new and existing cellular networks and the growth rate in new cellular phone subscribers slows, mobile cellular operators will be forced to look for new revenue sources. FWTs provide an excellent opportunity for cellular network operators as they are less costly to support than mobile units (permanently linked to a specific cell site), generate more average airtime and operate mainly at off-peak times. The number of FWTs presently operating on WAA networks exceeds that of WLL and is driven by the relative price for airtime, as well as by the large installed base of mobile networks worldwide.

         The Company has a number of undertakings which embody its strategy to capitalize on the growth it anticipates for FWTs. The Company added new personnel in each of its international sales offices and will continue to strengthen and build its sales and marketing organizations.

         The Company's product development program is designed to result in a line of FWTs over the next two years that will address the cellular radio standards projected to serve 85% of all cellular subscribers in the year 2000. In fiscal 1997, the Company raised approximately $19 million of capital, most of which will be used for product development purposes. The Company also consolidated and upgraded its manufacturing facilities in order to increase working efficiencies between functions, improve quality, modernize equipment, increase capacity and facilitate the introduction of new products.

         During fiscal 1997, the Company's FWTs gained market position on the following major radio standards:

         Analog - While the overall FWT market is shifting from analog cellular to digital cellular, there are many analog opportunities. Analog is sometimes used to meet regulatory deadlines on new WLL deployments in which the new digital infrastructure cannot be deployed fast enough. Also, when new digital mobile networks are installed in urban areas, the older analog infrastructure often is displaced and then redeployed for WLL use in the surrounding suburban area. The Company is the original supplier of analog FWTs and one of the few remaining analog suppliers, enabling it to capture a sizeable share of all new analog FWT business worldwide.

         Digital GSM - Despite the historical importance of analog, most planned FWT deployment in both WLL and WAA markets will be on one of the various digital standards -GSM, CDMA, or TDMA. Digital is more desirable than analog because it provides superior capacity, voice privacy, higher transmission rates for fax and data, and additional user services such as Caller ID and messaging. The Company's new GSM 900 FWT was introduced during fiscal 1997. It should allow the Company to capture a fair share of the growth in the digital market.

         The Company plans to introduce five new FWTs in fiscal 1998. These include one analog FWT-the SX3 AMPS, and four digital FWTs-the SX2
TDMA, the SX2 CDMA, the SX2 DCS 1800 and the SX4 GSM 900. All of these will operate from a common hardware/software platform, will cost less to make and will have more features than the present versions.

         The Company spotted the beginning of a new trend in the WLL market during the year. Previously, most FWTs used in WLL networks were sold by infrastructure manufacturers who "bundled" the FWT/infrastructure for sale to the WLL operator. Now, however, more savvy operators are buying infrastructure and FWTs separately. The Company already has realized the initial benefits of this trend with major new contracts with operators to supply FWTs in the Philippines and Guinea.

         Having reversed its strategy of not licensing its intellectual property in fiscal 1996, the Company has been negotiating licenses with a number of large international telecommunications companies. The Company has agreed to provide component circuit boards to QUALCOMM Incorporated. In October, 1997, the Company signed a Memorandum of Understanding with Ericcson Radio Systems AB to license certain of its technology for use in Ericcson products.

         It is inevitable in growing markets with huge potential that competition will increase. Accordingly, a few infrastructure suppliers introduced FWTs during the year. The Company believes its advantages over industry competition include:

         Better focus/commitment - In the WLL market, the Company's only business is FWTs. Most often, competitors sell FWTs to support their infrastructure business.

         More experience - The Company has been in the FWT business for eleven years.

         Broader product line - The Company offer FWTs that operate on all major non-proprietary radio standards.

RESTRUCTURING AND ORGANIZATIONAL CHANGES

         On January 22, 1996, the Company announced a restructuring program (the "restructuring program") which was implemented during the second and third quarters of fiscal 1996. The difficulty in predicting demand for the Company's products, due in part to immature foreign markets, underscored the importance of properly aligning costs and expenses to attainable levels of revenue. Manufacturing and engineering consolidation, outsourcing and the elimination of non-core product lines were the focus of the restructuring. The Company's Puerto Rico and Buffalo Grove manufacturing operations were phased out during the second fiscal quarter of fiscal 1996, and production was consolidated at the Company's Atlanta, Georgia facility (Apart from the restructuring, the Company further consolidated and moved its offices and operations to Vernon Hills, Illinois during 1997). The restructuring program reduced general, administrative and manufacturing costs Company-wide. The number of employees decreased from over 250 to 110 during fiscal 1996. Restructuring and impairment charges were incurred during the second and third quarters of fiscal 1996. Restructuring charges were approximately $6.7 million and consisted of intangible, inventory and fixed asset write-offs as well as severance payments to employees separated from the Company. The Company will experience approximately $1.2 million in reduced amortization charges in each of the next five years as the result of intangible assets written off as restructuring or impairment charges.

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

CONSOLIDATION OF MANUFACTURING

         The Company signed a lease in December 1996 for a 72,000 square foot facility located in Vernon Hills, Illinois, which is in the metropolitan Chicago area. During fiscal 1997, the Company consolidated most operations, excluding certain sales offices, into the Vernon Hills facility. This move situated engineering, marketing and manufacturing resources in close proximity to one another. This effort has increased the overall quality of manufactured products and will speed the delivery of new products to market.

SALES AND MARKETING

         The Company strengthened and rebuilt its sales and marketing organizations in fiscal 1997. The Company's sales increased 78% during fiscal 1997 (see Results of Operations - Fiscal 1997 Compared to Fiscal 1996). New sales personnel have been added and more will be hired for each international sales region to meet anticipated demand. The Company launched an OEM sales organization during fiscal 1997. The OEM segment manages the licensing of technology, sales of components and finished goods components to original equipment manufacturers and joint ventures. The Company hired and has plans to hire additional marketing personnel to coordinate product development and market opportunities.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

         Net Sales. For the year ended September 30, 1997, net sales increased approximately 78% to $48.4 million from $27.3 million in fiscal 1996. Sales of FWTs increased approximately 96% to $39.7 million in fiscal 1997, due to an increase by $15.3 million of shipments to the WLL project in Hungary, as well as a 28% increase in other than Hungary FWT business during fiscal 1997. Sales of WAS products increased 26% to $8.8 million in 1997.

         Gross Profit. Gross profit for the year ended September 30, 1997, increased to 22% from 12% in 1996. This increase was primarily attributable to $2.5 million in inventory charges incurred during the second fiscal quarter of 1996. The charges were related to the closing of the Company's Puerto Rico operation.

         Engineering and Development Expenses. Engineering and development expenses of $6.0 million increased 23% compared to 1996, which resulted from the Company's increased focus on developing analog and digital FWTs that will operate on additional radio standards.

         Selling and Marketing Expenses. Selling and marketing expenses decreased 28% compared to 1996. The Company, as part of the restructuring program, realigned its worldwide sales organization during fiscal 1996. Lower levels of selling and marketing expense were maintained in fiscal 1997.

         General and Administrative Expenses (G&A). G&A decreased 13% compared to 1996. The decrease is essentially attributable to the reduction or elimination of expenditures, primarily through headcount reductions, achieved through the restructuring program implemented during the second and third fiscal quarters of fiscal 1996. Lower levels of G&A expense were maintained in fiscal 1997.

         Allowance for Doubtful Accounts. The allowance for doubtful account expense decreased primarily due to the collection of $0.5 million account receivable from one customer that was fully reserved for during fiscal year 1996 and an improvement in the Company's collection experience.

         Amortization Charges. Amortization charges decreased by 43% compared to 1996. Intangible assets written off as part of restructuring and impairment charges during the third quarter of fiscal 1996 significantly reduced related amortization charges. The write-off reduced the intangible asset balance and related amortization charges in fiscal 1997 compared to fiscal 1996.

         Other Income (Expense). Other income for the year ended September 30, 1997 decreased by approximately $0.1 million compared to 1996. This decrease was primarily the result of lower royalty income, which was offset by higher interest income as cash balances in interest bearing accounts were higher in 1997 compared to 1996.

         Net Loss. The fiscal 1997 loss of $5.3 million compares to a loss of $26.6 million in fiscal 1996, an improvement of 80%. The improvement in fiscal 1997 resulted from increased net sales and gross margins and lower operating expenses. The fiscal 1996 net loss included restructuring and impairment charges of $11.0 million.

         Loss applicable to common shares. After giving effect to amortization of the preferred stock beneficial conversion discount (see financial statement footnote 10) of $2.2 million for fiscal 1997, loss applicable to common shares of $7.5 million or ($0.24) per share, compares to loss applicable to common shares of $26.6 million or ($0.96) per share for fiscal 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

         Net Sales. For the year ended September 30, 1996, net sales decreased 17% compared to 1995. Through the first three-quarters of 1996, sales were down more than 40% compared to 1995. With the exception of Asia and sales of WAS products domestically, the Company experienced lower sales in all other regions compared to fiscal 1995. Specifically, sales in 1996 were lower due to large non-recurring orders in Latin America during 1995 and returns during the first fiscal quarter of 1996 of GSM PHONECELL(R) product. Sales rose significantly during the fourth quarter to $13.9 million or more than 50% of total 1996 revenues. The Company began to ship significant volumes to Motorola for the WLL project in Hungary, which represented approximately 40% of the fourth quarter sales. Sales of FWTs to the Asian, European, Middle Eastern and African regions and of WAS products also increased substantially during the fourth quarter.

         Gross Profit. Gross profit for the year ended September 30, 1996, decreased 39% over the same period in 1995. This decrease was primarily attributable to $2.5 million in inventory charges incurred during the second fiscal quarter of 1996. The charges were related to the closing of the Company's Puerto Rico operation. Excluding the inventory charges, gross profit increased in 1996 to 21% from 17% in 1995.

         Selling and Marketing Expenses. Selling and marketing expenses decreased 37% compared to 1995. The Company, as part of the restructuring program, realigned its worldwide sales organization during fiscal 1996. In addition, the sales support functions were consolidated during fiscal 1995 and 1996, which resulted in the closing of the Company's sales support office in Memphis and the execution of a domestic, non-exclusive master distribution agreement with a related party.

         General and Administrative Expenses (G&A). G&A decreased 34% compared to 1995. The decrease is essentially attributable to the reduction or elimination of expenditures, primarily through headcount reductions, achieved through a restructuring program implemented during the second and third fiscal quarters of fiscal 1996.

         Allowance for Doubtful Accounts. The allowance for doubtful account expense increased 210% compared to 1995. The increase principally reflected $0.5 million reserved during the third quarter of fiscal 1996 for a trade receivable due from one customer.

         Amortization Charges. Amortization charges increased by 11% compared to 1995. Although a substantial amount of intangible assets were written off as part of the aforementioned restructuring and impairment charges during 1995, amortization charges increased primarily due to deferred financing costs, related to debentures issued during the year.

         Other Income (Expense). Other income for the year ended September 30, 1996 decreased by $0.9 million compared to 1995. This decrease was primarily the result of lower interest income as cash balances in interest bearing accounts were lower in 1996 compared to 1995 and lower royalty income.

         Net Loss. The 1996 loss, net of restructuring and impairment charges, was $15.6 million or ($0.56) per share, compared to a net loss of $19.7 million, or ($0.84) per share in 1995. The net loss for the year ended September 1996, inclusive of restructuring and impairment charges, totaled $26.6 million, or ($0.96) per share.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had $28.5 million in cash and cash equivalents and working capital of $39.0 million.

         Cash provided by operations was $0.5 million for the year ended September 30, 1997, compared to $15.0 million cash used during the same fiscal period last year due primarily to reduced operating losses.

         Cash used for capital expenditures and other investing activities was approximately $3.6 million for the year ended September 30, 1997 compared to $1.7 million for the same fiscal period last year. In January 1997 and in August 1997, the Company increased its investment in WD by approximately $0.7 million and $0.5 million, respectively. The additional investments, comprised of cash totaling $500,000 and 150,000 shares of the Company's common stock raised the Company's stake in WD to 50%. The Company spent approximately $2.6 million in capital expenditures during fiscal 1997, primarily for leasehold improvements and production/engineering equipment for new products.

         Financing activities provided $18.7 million during fiscal 1997, compared to $7.9 million during fiscal period in 1996. The current period amount reflects the issuance of redeemable preferred stock, $18.8 million; the sale of stock through the Company's stock option plan, $0.3 million; and deferred financing costs, ($0.4) million. In the prior year, the Company raised $7.9 million from the sale of convertible debentures, net of payments against the Company's revolving line of credit (see below).

         On April 23, 1997, the Company entered into a Loan and Security Agreement with Sanwa Business Credit Corporation that, among other things, provides a credit facility with a loan limit of $20.0 million (the "Loan"). Borrowings under the Loan are subject to borrowing base requirements and other restrictions. Under the Loan and Security Agreement, the Company is required to comply with certain affirmative and negative covenants. The Loan matures on April 23, 2000. As of September 30, 1997, the Company's borrowing capacity under the Loan provisions was $11.3 million although there have been no borrowings and none are contemplated in the near-term. This facility replaces a Loan and Security Agreement with LaSalle National Bank that, among other things, provided a credit facility with a loan limit of up to $20.0 million. That agreement, which terminated on May 1, 1997, required the Company to maintain a $10.0 million compensating balance.

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

         The Preferred Stock reflects a beneficial conversion feature that allows holders to convert the security to common stock of the Company at a discount. The amount of the discount is determined using NASDAQ closing bid prices for the Company's common stock. During the year, the Company recorded $2.2 million of amortization of preferred stock beneficial conversion discount. The offset entry to amortization of preferred stock beneficial conversion discount increased redeemable preferred stock by $2.2 million. This amount will accrete to the Company's common stock and additional paid in capital accounts as shares of redeemable preferred stock are converted into shares of common stock of the Company. No shares of Preferred Stock were converted to common stock as of September 30, 1997.

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

FORWARD LOOKING INFORMATION

         Statements contained in this filing, other than historical statements, consist of forward looking information. The Company's actual results may vary considerably from those discussed in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to this filing, include the risk that technological change will render the Company's technology obsolete, the risk of litigation, the Company's ability to develop new products, the Company's dependence on contractors and Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, the potential for redemption of preferred stock, the effects of control by existing shareholders, the effect of changes in management, intense industry competition, and uncertainty in the development of wireless service generally.


ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

           Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.       THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 8 OF THIS FORM 10-K.
            Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . .         24
            Consolidated Balance Sheets as of September 30, 1997 and 1996 . . . . . . . . . .         25
            Consolidated Statements of Operations for the years ended
            September 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . .         26
            Consolidated Statements of Equity for the years ended
            September 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . .         27
            Consolidated Statements of Cash Flows for the years ended
            September 30, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . .         28
            Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . .         29

                         Report of Independent Auditors

The Board of Directors
Telular Corporation

We have audited the accompanying consolidated balance sheets of Telular Corporation as of September 30, 1997 and 1996, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14a. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ ERNST & YOUNG LLP

November 7, 1997,
except for the second paragraph of Note 6, as to which the date is November 12, 1997

                              Telular Corporation

                          Consolidated Balance Sheets
                       (In Thousands, Except Share Data)

                                                                               SEPTEMBER 30
                                                                           1997              1996
                                                                       -----------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $  28,451        $  12,838
  Receivables:
    Trade, less an allowance for doubtful accounts of $426 and
      $900 at September 30, 1997 and 1996, respectively                      6,527            6,328
    Related parties                                                          4,670            4,088
                                                                       -----------------------------
                                                                            11,197           10,416
    Inventories, net                                                         9,431           12,792
    Prepaid expenses and other current assets                                  500              181
                                                                       -----------------------------
Total current assets                                                        49,579           36,227
Property and equipment, net                                                  3,611            2,325
Other assets:
  Intangible assets, net                                                       461              180
  Investment in affiliate                                                    3,851            3,146
  Deposits and other                                                            51               61
                                                                       -----------------------------
                                                                             4,363            3,387
                                                                       -----------------------------
Total assets                                                             $  57,553        $  41,939
                                                                       =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit                                               $       -        $       -
  Accounts payable:
    Trade                                                                    3,764            1,794
    Related parties                                                          3,640            6,283
  Accrued liabilities                                                        3,142            1,592
                                                                       -----------------------------
Total current liabilities                                                   10,546            9,669

Convertible debentures                                                           -            1,500
Commitments and contingencies                                                    -                -
                                                                       -----------------------------
Total liabilities                                                           10,546           11,169

Redeemable Preferred Stock:
  Series A convertible preferred stock, $.01 par value; $20,386 liquidation preference at September 30, 1997; 21,000 shares authorized at September 30, 1997; 20,000 shares outstanding
    at September 30, 1997                                                   21,308                -

Stockholders' equity:
  Preferred stock, $.01 par value; 9,979,000 and 10,000,000
    shares authorized at September 30, 1997 and 1996; none
    outstanding                                                                  -                -
  Common stock, $.01 par value; 40,000,000 shares authorized;
    31,684,073 and 31,016,675 outstanding, at September 30, 1997
    and 1996, respectively                                                     322              316
  Additional paid-in capital                                               111,143          108,311
  Deficit                                                                  (84,159)         (76,250)
  Treasury stock, 560,000 shares at cost                                    (1,607)          (1,607)
                                                                       -----------------------------
Total stockholders' equity                                                  25,699           30,770
                                                                       -----------------------------
Total liabilities and stockholders' equity                               $  57,553        $  41,939
                                                                       =============================

See accompanying notes.

                              Telular Corporation

                     Consolidated Statements of Operations
                       (In Thousands, Except Share Data)


                                                                 YEAR ENDED SEPTEMBER 30
                                                          1997              1996              1995
                                                    -------------------------------------------------
Net sales to unrelated parties                             $27,227         $ 18,642         $ 28,627
Net sales to related parties                                21,190            8,629            4,404
                                                    -------------------------------------------------
Total net sales                                             48,417           27,271           33,031
Cost of sales                                               37,881           23,906           27,530
                                                    -------------------------------------------------
                                                            10,536            3,365            5,501

Engineering                                                  6,007            4,888            5,765
Selling                                                      4,510            6,254            9,848
General and administrative                                   5,863            6,754           10,159
Provision for (recovery of) doubtful accounts                 (231)             974              314
Amortization                                                   604            1,066              956
Restructuring and impairment charges                             -           11,019                -
                                                    -------------------------------------------------
Loss from operations                                        (6,217)         (27,590)         (21,541)

Other income (expense):
  Interest income                                            1,009              936            1,340
  Royalty income                                                55                2               30
  Royalty income from related parties                          496              644              800
  Interest expense                                             (47)            (293)               -
  Interest expense to related parties                            -                -              (12)
  Equity in net loss of investments in
    affiliates                                                (204)             (41)               -
  Other                                                       (394)            (251)            (277)
                                                    -------------------------------------------------
                                                               915              997            1,881
                                                    -------------------------------------------------

Net loss                                                    (5,302)         (26,593)         (19,660)
Less:  amortization of redeemable preferred
  stock beneficial conversion discount                      (2,222)               -                -
                                                    -------------------------------------------------
Loss applicable to common shares                          $ (7,524)        $(26,593)        $(19,660)
                                                    =================================================
Net loss per common share                                 $   (.24)        $   (.96)        $   (.84)
                                                    =================================================
Weighted-average number of common shares
   outstanding                                          31,507,622       27,655,964       23,340,706

See accompanying notes.

                              Telular Corporation

                       Consolidated Statements of Equity
                                 (In Thousands)

                                                         ADDITIONAL                               TOTAL
                                   PREFERRED    COMMON    PAID-IN                  TREASURY    STOCKHOLDERS'
                                     STOCK      STOCK     CAPITAL      DEFICIT      STOCK         EQUITY
                                   --------------------------------------------------------------------------
Balance at October 31, 1994          $ -         $237    $  87,684    $(29,997)    $(1,607)      $56,317
Proceeds from issuances of common
  stock                                -            4          689           -           -           693
Stock issued for services
  rendered                             -            1          604           -           -           605
Net loss for year ended September
  30, 1995                             -            -            -     (19,660)          -       (19,660)
                                   --------------------------------------------------------------------------
Balance at September 30, 1995          -          242       88,977     (49,657)     (1,607)       37,955
Proceeds from issuances of common
  stock                                             4          551           -           -           555
Conversion of debentures into
  6,655,315 shares of common stock     -           67       16,598           -           -        16,665
Stock issued in connection with
  the investment in Wireless Domain    -            3        2,185           -           -         2,188
Net loss for year ended September
  30, 1996                             -            -            -     (26,593)          -       (26,593)
                                   --------------------------------------------------------------------------
Balance at September 30, 1996          -          316      108,311     (76,250)     (1,607)       30,770
Proceeds from issuances of common
  stock                                -            1          329           -           -           330
Conversion of debentures into
  378,200 shares of common stock                    4        1,551                                 1,555
Stock issued in connection with
  the investment in Wireless Domain    -            1          694           -           -           695
Amortization of redeemable
  preferred stock beneficial
  conversion discount                  -            -            -      (2,222)          -        (2,222)
Dividends on redeemable preferred
  stock                                -            -            -        (385)          -          (385)
Stock issued for services
  rendered                             -            -          258           -           -           258
Net loss for year ended September
  30, 1997                             -            -            -      (5,302)          -        (5,302)
                                   --------------------------------------------------------------------------
Balance at September 30, 1997        $ -         $322     $111,143    $(84,159)    $(1,607)      $25,699
                                   ==========================================================================

See accompanying notes.

                              Telular Corporation

                     Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                         YEAR ENDED SEPTEMBER 30
                                                                  1997             1996             1995
                                                            ------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                        $ (5,302)        $(26,593)        $(19,660)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation                                                   1,016            1,064            1,329
    Amortization                                                     604            1,066              956
    Inventory obsolescence expense                                     -            2,958              736
    Compensation expense related to stock options
      and grants                                                     202               99              129
    Interest on debentures                                            55              209                -
    Common stock issued for services                                   -                -              606
    Restructuring and impairment charges                             319            9,839                -
    Equity in net loss of investments                                204               41                -
    Loss on disposal of property and equipment                         -               16                -
    Changes in assets and liabilities:
      Receivables                                                   (199)            (545)          (1,452)
      Related parties                                             (3,225)           4,029           (1,437)
      Inventories                                                  3,361           (4,782)          (3,363)
      Prepaid expenses, deposits, and other                          (35)             216                7
      Accounts payable                                             1,970           (1,363)            (386)
      Accrued liabilities                                          1,550           (1,207)           1,712
                                                            ------------------------------------------------
Net cash provided by (used in) operating activities                  520          (14,953)         (20,823)

INVESTING ACTIVITIES
Investment in Wireless Domain                                       (500)          (1,000)               -
Acquisition of property and equipment                             (2,620)          (1,267)          (1,197)
Acquisition of licenses and technology                              (525)               -           (3,180)
Proceeds from disposal of equipment                                    -              561                -
                                                            ------------------------------------------------
Net cash used in investing activities                             (3,645)          (1,706)          (4,377)

FINANCING ACTIVITIES
Proceeds from issuances of common stock                              278              459              564
Revolving line of credit                                               -          (10,000)          10,000
Proceeds from issuance of redeemable preferred stock              18,808                -                -
Proceeds from convertible debentures                                   -           18,000                -
Payment of deferred financing costs                                 (348)            (515)               -
                                                            ------------------------------------------------
Net cash provided by financing activities                         18,738            7,944           10,564
                                                            ------------------------------------------------
Net increase (decrease) in cash and cash equivalents              15,613           (8,715)         (14,636)
Cash and cash equivalents, beginning of period                    12,838           21,553           36,189
                                                            ------------------------------------------------
Cash and cash equivalents, end of period                         $28,451         $ 12,838         $ 21,553
                                                            ================================================

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid - Principally to related parties in 1995           $    47         $     84         $     13
                                                            ================================================

See accompanying notes.

                              Telular Corporation

                   Notes to Consolidated Financial Statements
                       (In Thousands, Except Share Data)


1.  DESCRIPTION OF BUSINESS

Telular Corporation (the Company), operates in a single line of business and designs, engineers, and manufactures component elements and complete telecommunications equipment assemblies and other complementary products and markets such products domestically and internationally by sale, lease, or license.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Adcor-Telular Security Products (Adcor) and Telular International, Inc. (International). All significant intercompany balances and transactions have been eliminated.

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

                              Telular Corporation

                      (In Thousands, Except Share Data)




2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

The Company will adopt Financial Accounting Standards Board SFAS No. 128 "Earnings Per Share," effective December 15, 1997. SFAS No. 128 requires the calculation of basic earnings per share, which is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period and diluted earnings per common share, which is computed using the weighted-average number of shares of common stock, common stock equivalents, and any other dilutive securities. Adoption of the new statement is not expected to have a material impact on the earnings per share amounts presently reported in the financial statements.

RECLASSIFICATIONS

Certain amounts in the September 30, 1995 and 1996 financial statements have been reclassified to conform to the September 30, 1997 presentation.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line and accelerated methods for financial reporting purposes.

INVESTMENTS

Investments in certain affiliates owned 50% or less are accounted for under the equity method of accounting.

INCOME TAXES

Financial Accounting Standards Board SFAS No. 109 requires that the liability method be used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws in effect at the date of the financial statements.

INTANGIBLE ASSETS

Intangible assets consist primarily of license and technology agreements which are being amortized over the lives of the related agreements using the straight-line method.

                              Telular Corporation

                      (In Thousands, Except Share Data)




2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

The excess of cost over fair value of net assets acquired (goodwill) was amortized based on the straight-line method over the assets' estimated useful lives, which ranged from eight to ten years (see Note 5).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DEFERRED FINANCING COSTS

During the year ended September 30, 1996, financing costs incurred to issue the convertible debentures, totaling $515, were capitalized and were amortized from the date of issuance to December 1996 (the date that the last of the debentures was converted). During the year ended September 30, 1997, financing costs incurred related to the revolving line of credit were $348. These costs are being amortized over 36 months using the straight-line method. During the years ended September 30, 1997 and 1996, total amortization of deferred financing costs were $73 and $481, respectively.

STOCK-BASED COMPENSATION EXPENSE

The Company recognizes stock-based compensation expense using Accounting Principles Board Opinion No. 25 (APB No. 25), which is based on the excess of the fair value of the stock on the measurement date, which is the grant date for stock options, over the exercise price of options granted to employees.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" (Statement 123). This statement encourages companies to record compensation costs for stock options granted to employees on the date of grant based on the fair value of these options. Alternatively, it allows companies to continue to measure compensation based on the difference between the option exercise price and the fair market value on the date of grant. The Company has elected to continue measuring compensation under APB No. 25.

                              Telular Corporation

                      (In Thousands, Except Share Data)




2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values reported in the statement of financial position for receivables, revolving line of credit, and accounts payable approximate their fair values at September 30, 1997 and 1996.

3.  INVENTORIES

Inventories consist of the following:

                                                                          SEPTEMBER 30
                                                                      1997             1996
                                                                    --------------------------
            Raw materials                                             $6,344           $11,196
            Work in process                                              455               467
            Finished goods                                             3,155             2,328
                                                                    --------------------------
                                                                       9,954            13,991
            Less:  Reserve for obsolescence                              523             1,199
                                                                    --------------------------
                                                                      $9,431           $12,792
                                                                    ==========================

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                          SEPTEMBER 30
                                                                      1997             1996
                                                                    -------------------------
            Computer equipment                                        $1,809           $1,539
            Shop equipment                                             2,209            1,614
            Office equipment                                             636              462
            Automobiles                                                   21               31
            Leasehold improvements                                       907              455
            Security equipment held for rent                             328              271
            Construction in progress                                     352                -
                                                                    -------------------------
                                                                       6,262            4,372
            Less:  Accumulated depreciation                            2,651            2,047
                                                                    -------------------------
                                                                      $3,611           $2,325
                                                                    =========================

                              Telular Corporation

                      (In Thousands, Except Share Data)




5.  WRITE-DOWN OF INTANGIBLE ASSETS

During the year ended September 30, 1996, the carrying value of goodwill was determined to be impaired based on the estimated undiscounted cash flow of the related businesses over the remaining life of the goodwill. Events relating to a change in management and the corresponding change in business direction and the restructuring plan (see Note 12) prompted the evaluation of these intangibles. During the year ending September 30, 1996, impairment charges of approximately $4,812 were included in restructuring and impairment charges.

As part of the restructuring plan (see Note 12), the Company decided to discontinue the manufacturing and marketing of products under a certain license agreement. As a result, during the year ended September 30, 1996, the remaining unamortized asset of approximately $2,530 was written off and was included in restructuring and impairment charges.

6.  INVESTMENT IN WIRELESS DOMAIN INCORPORATED (FORMERLY TELEPATH CORPORATION)

On June 28, 1996, the Company entered into an agreement and acquired a 33% interest in Wireless Domain Incorporated (WD) in exchange for $1 million in cash and common stock of the Company valued at approximately $2.2 million. During the year ended September 30, 1997, the Company increased its equity position in WD to 50% by purchasing an additional 17% of WD in exchange for $500 in cash and 150,000 shares of common stock valued at $695. Under the agreement, the Company purchases various product development services from WD. The difference between the carrying amount of the Company's equity interest in the net assets of WD, $2,766, is being amortized over ten years using the straight-line method.

On November 10, 1997, the Company acquired the remaining 50% of WD in exchange for one million shares of common stock. This acquisition will be accounted for using the purchase method of accounting.

7.  INCOME TAXES

At September 30, 1997, the Company has net operating loss carryforwards of approximately $74,268 for income tax purposes that begin expiring in 2008.

                              Telular Corporation

                      (In Thousands, Except Share Data)




7.  INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                       SEPTEMBER 30
                                                                  1997             1996
                                                              -----------------------------
    Deferred tax assets:
      Reserve for inventories                                     $   203          $   465
      Allowance for doubtful accounts                                 165              349
      Certain intangible assets                                     3,565            3,973
      Other                                                           468              336
      Research and development tax credit                             121              241
      Net operating loss carryforwards                             28,816           26,924
                                                              -----------------------------
    Total deferred tax assets                                      33,338           32,288
    Valuation allowance                                            33,338           32,288
                                                              -----------------------------
    Net deferred tax assets                                       $     -          $     -
                                                              =============================

The valuation allowance has increased by $1,050 during the year ended September 30, 1997, due principally to the increase in the net operating loss carryforwards in 1997.

Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards may be subject to annual limitations.

8.  REVOLVING LINE OF CREDIT

On April 23, 1997, the Company entered into a Loan and Security Agreement with Sanwa Business Credit Corporation that, among other things, provides a revolving credit facility with a loan limit of $20,000 (the Loan). Borrowings under the Loan are limited to certain percentages and amounts of accounts receivable and inventories. The Loan requires the Company to maintain a $4,000 compensating balance; beginning with the second fiscal quarter of 1998, this compensating balance requirement may be waived based upon attainment of specified tangible net worth levels. At September 30, 1997, the Company had approximately $11.4 million in available borrowings under this agreement.
Under the Loan and Security Agreement, the Company is restricted from making certain dividend payments and is required to comply with certain affirmative and negative covenants. The Loan matures on April 23, 2000. At the Company's election, the Loan carries interest at the bank's prime rate plus 1.0%

                              Telular Corporation

                      (In Thousands, Except Share Data)




8.  REVOLVING LINE OF CREDIT (CONTINUED)

or the Eurodollar rate (Libor) plus 3.00%. The Company has not borrowed any amounts pursuant to the loan as of September 30, 1997.

9.  CONVERTIBLE DEBENTURES

On December 11, 1995, the Company issued $18 million in convertible debentures (the Debentures) at 4% per annum. The Debentures were issued under the provisions of Regulation S as promulgated under the United States Securities Act of 1933, as amended. Holders of the Debentures were entitled, at their option any time after issuance until December 10, 1997, to convert principal and interest accrued thereon, in whole or in part, into shares of common stock using defined conversion formulas based on NASDAQ closing bids for the Company's common stock. The Company is entitled, at its option any time commencing one year after issuance (and under certain circumstances prior to that date) through maturity, to require the holders to convert the principal and accrued interest into shares of common stock of the Company using defined conversion formulas based on NASDAQ closing bids for the Company's common stock. During the years ended September 30, 1997 and 1996, all convertible debentures and accrued interest totaling $1,555 and $16,665 were converted into 378,200 and 6,655,315 shares of common stock, respectively.

10.  REDEEMABLE PREFERRED STOCK

During year ending September 30, 1997, the Company issued 20,000 shares (10,000 shares on April 16, 1997 and 10,000 shares on June 6, 1997) of Series A Convertible Preferred Stock (the "Preferred Stock") for $18.8 million which is net of issuance cost of $1.2 million. The Preferred Stock automatically converts to Common Stock on April 16, 1999, or October 16, 1999, depending on the conversion price and includes the equivalent of a 5% annual stock dividend ($385 at September 30, 1997). Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the NASDAQ closing bid prices for the Company's Common Stock. In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of a: (i) consolidation or merger with another company; (ii) sale or transfer of substantially all assets; or (iii) 50% change in ownership. The redemption price upon holder redemption is the greater of $1,250 per share or the cash equivalent of the defined conversion formula on the date redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of common stock of the Company using a defined conversion formula based upon the NASDAQ closing bid prices for the

                              Telular Corporation

                      (In Thousands, Except Share Data)




10.  REDEEMABLE PREFERRED STOCK (CONTINUED)

Company's common stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999, for $1,200 per share plus
120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to the stockholders of the Company.

The Preferred Stock reflects a beneficial conversion feature that allows holders to convert the security to common stock of the Company at a discount. The amount of the discount is determined using NASDAQ closing bid prices for the Company's common stock. During year ending September 30, 1997, the Company recorded $2.2 million of amortization of preferred stock beneficial conversion discount. The offset entry to amortization of preferred stock beneficial conversion discount increased redeemable preferred stock by $2.2 million. This amount will accrete to the Company's common stock and additional paid-in capital accounts as shares of redeemable preferred stock are converted into shares of common stock of the Company. No shares of Preferred Stock have been converted to common stock as of September 30, 1997.

11.  RELATED PARTY TRANSACTIONS

Pursuant to the terms of a 1993 Stock Purchase Agreement, the Company issued and sold 3,824,240 shares of common stock to Motorola, Inc. (Motorola) in exchange for cash proceeds of $11 million, access to specified services of Motorola, and certain transceiver supply and pricing arrangements. Among other things, the Stock Purchase Agreement contains restrictions on certain actions that would adversely impair the rights of Motorola and on the sale of additional Company stock to strategic investors, as defined. In connection with this transaction, the patent cross-license agreement was amended to revise the royalty due to Motorola for units leased, used, or sold and to reduce the purchase price of certain products purchased by the Company from Motorola.

In addition, the Company has an agreement with Motorola, whereby the Company will provide engineering services, at their typical rates, over a three-year period ending November 10, 1998. For the years ended September 30, 1997 and 1996, payments received under this agreement were approximately $1,850 and $1,000, respectively. The Company has also obtained a volume purchase commitment, as defined, from Motorola over a three-year period commencing January 1, 1996. Sales made to Motorola and its affiliates pursuant to this purchase commitment were $21,190 and $6,000 during the fiscal years ended September 30, 1997 and 1996.

                              Telular Corporation

                      (In Thousands, Except Share Data)




11.  RELATED PARTY TRANSACTIONS (CONTINUED)

Pursuant to the terms of the patent license agreement with Motorola, the Company receives a royalty for each unit leased, used, or sold by Motorola.
The agreement will remain in effect for the life of the patents by country, unless it is terminated by either party in accordance with the terms of the agreement. Pursuant to a technology transfer agreement with DNIC Brokerage Co.
(DNIC), the Company's predecessor, the Company remits the first $250 of royalties received annually to DNIC. For the years ended September 30, 1997, 1996, and 1995, royalty income earned by the Company pursuant to the Motorola agreement was approximately $496, $644, and $800, respectively.

A note receivable in the amount of $72 was entered into with a former officer of the Company related to his exercise of an option to purchase 72,170 shares of common stock during November 1993. This note was forgiven in accordance with the officer's amended employment agreement entered into during the period ended September 30, 1995.

On June 1, 1994, the Company entered into an agreement with Access Technologies Group (ATG) that called for ATG to provide a variety of multimedia services to the Company over an 18-month period commencing July 1, 1994. The estimated fee of $300 was prepaid after the contract was signed contingent upon a 50% owner of ATG joining the Company as an officer and ATG granting an option to the Company to acquire 20% of ATG for $200. The Company did not exercise the option, which expired in May 1995. The prepayment was fully utilized at September 30, 1995. The officer, who no longer is employed by the Company, subsequently reduced his ownership from 50% to 4% of ATG.

Net sales to related parties consist of the following:

                                                                YEAR ENDED SEPTEMBER 30
                                                      1997               1996               1995
                                                  --------------------------------------------------
             Motorola and affiliates                  $21,190             $8,586            $3,663
             Telular Canada Inc.                            -                  1               219
             Global Data, Inc.                              -                 42               522
                                                  --------------------------------------------------
                                                      $21,190             $8,629            $4,404
                                                  ==================================================

Accounts receivable from related parties consist of the following:

                                                                              SEPTEMBER 30
                                                                         1997               1996
                                                                      ----------------------------
             Motorola and affiliates                                      $4,670            $4,069
             Global Data, Inc.                                                 -                20
                                                                      ----------------------------
                                                                          $4,670            $4,089
                                                                      ============================

                              Telular Corporation

                      (In Thousands, Except Share Data)




11.  RELATED PARTY TRANSACTIONS (CONTINUED)

Purchases from Motorola totaled approximately $9,557, $12,983, and $11,006 for the years ended September 30, 1997, 1996, and 1995, respectively. Purchases from Wireless Domain totaled approximately $2,709 and $675 for the years ended September 30, 1997 and 1996, respectively.

Accounts payable to Motorola, were approximately $3,449 and $6,197 for the years ended September 30, 1997 and 1996, respectively. Accounts payable to Wireless Domain were approximately $191 and $86 at September 30, 1997 and 1996, respectively.

During the years ended September 30, 1996 and 1995, the Company incurred expenses of approximately $50 and $239, respectively, for professional services rendered by a firm controlled by a director of the Company. The Company and the director's firm entered into an agreement, whereby the Company issued shares of common stock in lieu of cash for services rendered during the period January 1, 1995 through September 30, 1995. The Company issued 16,488 common shares pursuant to the terms of this agreement. During the year ended September 30, 1997, this individual ceased to be a director of the Company.

12.  RESTRUCTURING AND IMPAIRMENT COSTS

On January 22, 1996, the Company announced a restructuring program which was completed during the third quarter of fiscal 1996. The difficulty in predicting demand for the Company's products, due in part to immature foreign markets, underscored the importance of properly aligning costs and expenses to attainable levels of revenue. Manufacturing and engineering consolidation, outsourcing, and the elimination of noncore product lines were the focus of the restructuring. The Company's Puerto Rico and Illinois manufacturing operations were phased out during the second fiscal quarter of fiscal 1996, and production was consolidated at the Company's Atlanta, Georgia, facility. The restructuring program has reduced general, administrative, and manufacturing costs Company-wide.

Restructuring charges related to the activities discussed above were approximately $6,740 and consist of intangible ($3,062), inventory, and fixed asset write-offs as well as severance payments to employees separated from the Company. Restructuring payments were approximately $675 in fiscal 1996. These charges are included in restructuring and impairment charges. See Note 5 for discussion of impairment of intangibles assets.

                              Telular Corporation

                      (In Thousands, Except Share Data)




13.  LEASES

The Company and its subsidiaries occupy certain facilities under lease agreements and lease certain equipment under various agreements expiring through December 31, 2003. Rent expense for the years ended September 30, 1997, 1996, and 1995 was approximately $596, $595, and $805, respectively. Future minimum obligations under noncancelable operating leases are as follow:

                   1998                                      $  573
                   1999                                         566
                   2000                                         547
                   2002                                         519
                   Thereafter                                 2,687
                                                         --------------
                                                             $4,892
                                                         ==============

14.  CAPITAL STOCK AND STOCK OPTIONS

The Company has a Stock Incentive Plan (the Plan). Under the Plan, options to purchase shares of common stock may be granted to all employees and employed directors. Outside of the Plan, the Company has entered into stock option agreements (the Non-Qualified Stock Option Agreements) with officers and key employees of the Company.

Under the Non-Qualified Stock Option Agreements, certain employees were granted options before the Company's 1994 initial public offering. These options were granted at exercise prices, which range from $.93 to $6.93 per share, were determined by the Board of Directors, and represented estimated fair market values of the Company's common stock at the grant date. These options are fully vested and, if not exercised or terminated, will terminate on the fifth anniversary of the vesting date.

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

                              Telular Corporation

                      (In Thousands, Except Share Data)




14.  CAPITAL STOCK AND STOCK OPTIONS (CONTINUED)

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

In April 1996, the Company reset the exercise price on the options granted to officers, all employees, and directors pursuant to the Plan. The revised exercise price represented the fair value of the Company's stock as of April 17, 1996, and, accordingly, no compensation expense was recognized. In October 1997, the Company once again reset the exercise price for all outstanding options. The revised exercise price represented the fair value of the Company's stock as of October 28, 1997, and, accordingly, no compensation expense was recognized.

Stock option activity, including Non-Qualified Stock Options, activity under the Plan, and options granted to independent directors, is as follows (in thousands):

                                      1995                     1996                      1997
                          ------------------------------------------------------------------------------
                                           WEIGHTED-                WEIGHTED-                 WEIGHTED-
                                           AVERAGE                  AVERAGE                   AVERAGE
                                           EXERCISE                 EXERCISE                  EXERCISE
                               OPTIONS      PRICE       OPTIONS       PRICE       OPTIONS      PRICE
                          ------------------------------------------------------------------------------
Outstanding at beginning
  of year                      1,399       $4.02        1,734       $6.58         1,858       $5.31
Granted                          770        8.40        1,103        4.84           478        5.02
Exercised                       (427)       1.39         (361)       1.23           (47)       5.73
Canceled                          (8)       8.25         (618)       8.65          (511)       7.72
                          ------------------------------------------------------------------------------
Outstanding at end of year     1,734       $6.58        1,858       $5.31         1,778       $4.56
                          ==============================================================================
Exercisable at end of year       875                      690                       779
Exercise price range       $0.93 - $18.00            $0.93 - $18.00           $0.93 -$13.00


At September 30, 1997, 1,381 options had an exercise price between $4.50 and $7.00 per share.

                              Telular Corporation

                       (In Thousands, Except Share Data)




14.  CAPITAL STOCK AND STOCK OPTIONS (CONTINUED)

A summary of the weighted-average fair value of options granted during 1997 and 1996 is as follows:

                                                      1997                                 1996
                                       ------------------------------------------------------------------------
                                         WEIGHTED-AVERAGE WEIGHTED-AVERAGE  WEIGHTED-AVERAGE  WEIGHTED-AVERAGE
                                             EXERCISE        FAIR VALUE         EXERCISE         FAIR VALUE
                                              PRICE          OF OPTIONS          PRICE           OF OPTIONS
                                       ------------------------------------------------------------------------
Options with exercise prices equal to
  market price                                $5.19             $2.12             $5.56             $1.73
Options with exercise prices less than
  market price                                 4.91              3.86              4.55              3.79
Options with exercise prices exceeding
  market price                                 5.56              3.73                 -                 -

At September 30, 1997, the Company has reserved 3,000 shares of the Company's common stock for issuance in connection with the Plan.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to October 1, 1995, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, risk-free interest rates of 6.5% and 6.3%, respectively, volatility factor of the expected market price of the Company's common stock of 35%; a weighted-average expected life of the options of four years; and no dividend yield.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's option, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                              Telular Corporation

                      (In Thousands, Except Share Data)




14.  CAPITAL STOCK AND STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                  1997             1996
                                                                             -----------------------------
                        Pro forma net loss applicable to common shares
                                                                                $(8,435)        $(27,178)
                        Pro forma loss per common share                            (.27)            (.98)

15.  RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the years ended September 30, 1997, 1996, and 1995, were approximately $5,698, $4,271, and $5,204, respectively.

16.  MAJOR CUSTOMERS

For the years ended September 30, 1997 and 1996, the Company derived approximately $21,190 (44%) and $8,600 (32%), of its net sales from one customer, Motorola, of which approximately $4,690 and $4,100 was included in accounts receivable at September 30, 1997 and 1996, respectively. During the year ended September 30, 1995, no customers made up more than 10% of the Company's net sales.

17.  EXPORT SALES

Export sales were approximately $39,272, $12,872, and $22,383 for the years ended September 30, 1997, 1995, and 1995, respectively. Export sales were primarily to the Asian and European, Middle Eastern, and African (EMEA) regions during the years ended September 30, 1997 and 1996, and to the Caribbean and Latin American (CALA) and EMEA regions during the year ended September 30, 1995.

18.  CONTINGENCIES

The Company is involved in legal proceedings which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, based upon the opinion of the Company's counsel, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated results of operations.

                              Telular Corporation

                      (In Thousands, Except Share Data)




19.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 1997, 1996, and 1996 (in thousand, except share data).

                                                              THREE MONTHS ENDED
                                           DECEMBER 31      MARCH 31        JUNE 30     SEPTEMBER 30
                                        --------------------------------------------------------------
FISCAL YEAR ENDED 1997
Net sales                                   $18,380        $11,417          $5,280        $13,340
Gross profit                                  4,583          2,837             530          2,586
Net income (loss)                               740           (732)         (3,973)        (1,337)
Net income (loss) per common share              .02           (.02)           (.19)          (.05)

FISCAL YEAR ENDED 1996
Net sales                                     4,028          4,574           4,750         13,919
Gross profit (loss)                             286         (1,993)          1,178          3,894
Net income (loss)                            (5,230)       (17,399)         (4,495)           531
Net income (loss) per common share             (.22)          (.69)           (.15)           .02

FISCAL YEAR ENDED 1995
Net sales                                     6,820          8,209           8,656          9,346
Gross profit                                  1,395          1,416           1,847            844
Net loss                                     (4,864)        (4,063)         (3,761)        (6,973)
Net loss per common share                      (.21)          (.17)           (.16)          (.30)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Directors of the Company" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1997, which is incorporated herein.

         The executive officers of the Company and their ages as of November 21, 1997 are as follows:

               NAME                       AGE                         POSITION
               ----                       ---                         --------
         Kenneth E. Millard . . . . .      50        Chief Executive Officer and President
         Robert C. Montgomery . . . .      56        Executive Vice President and Chief Operating Officer
         Daniel D. Giacopelli . . . .      39        Executive Vice President and Chief Technology Officer
         Jeffrey L. Herrmann  . . . .      32        Senior Vice President, Chief Financial Officer, Secretary
         S.W.R. (Sandy) Moore.  . . .      54        Senior Vice President, Strategic Alliances & OEM Sales
         John F. Mitchell . . . . . .      38        Senior Vice President, Marketing

         Kenneth E. Millard, age 50, has served as a director, President and Chief Executive Officer of the Company since April 1996. Mr. Millard served as President and Chief Operating Officer of Oncor Communications, based in Bethesda, Maryland. He worked for Ameritech from 1982 to 1992 where he served as President and Chief Executive Officer of Michigan Bell Telephone Company from 1989 to 1992. Prior to 1989, he held the positions of Senior Vice-President of Corporate Strategy for three years and Senior Vice-President and General Counsel of Ameritech for four years. From 1972 to 1982, Mr. Millard worked for AT&T and Wisconsin Bell as an attorney.

         Robert C. Montgomery, age 56, has served as director since October 28, 1997. He has been the Company's Executive Vice President and Chief Operating Officer since 1996. Prior to that, Mr. Montgomery was President (and founder) of Telular-Adcor Security Products, Inc., a company that was acquired by the Company in 1993. Previously, Mr. Montgomery was a partner at McKinsey & Company.

         Dan Giacopelli, age 39, has served as director, Executive Vice President and Chief Technology Officer of the Company since October 28, 1997. Mr. Giacopelli founded and was President and Chief Executive Officer of Wireless Domain, Incorporated from September 1995 to November 1997. Prior to that time, Mr. Giacopelli was Director of Engineering of the Wireless Group of Telephonics Corporation from 1987 to 1995. Prior to 1987, Mr. Giacopelli was President and CEO of Valinor Electronics, Inc.

         Jeffrey L. Herrmann, age 32, has served as Senior Vice President and CFO, Secretary of the Company and Secretary of the Company's board of directors since July 22, 1997. Mr. Herrmann had previously been Corporate Controller of the Company since April, 1997. Prior to that Mr. Herrmann held a variety of financial management positions with Bell & Howell Company (1994-1997) and R.R. Donnelley & Sons Company (1992-1994). Mr. Herrmann began his career with Arthur Andersen & Company in 1987.

         S.W.R. (Sandy) Moore, age 54, has served as Senior Vice President, Strategic Alliances & OEM Sales since December 1996. Mr. Moore served from 1991 to 1996 as President and CEO of Spectrix Corporation based in Deerfield, Illinois. He worked for NovAtel Communications from 1988 to 1990 where he served as President and COO during 1990. Prior to 1988 Mr. Moore spent 16 years with Northern Telecom in Senior Marketing and General Management positions.

         John F. Mitchell, age 38, has served as Senior Vice President, Marketing for the Company since November 1997. Prior to that Mr. Mitchell was Director of Marketing for the Company since October 1996. Prior to that Mr. Mitchell was Product Marketing Manager of the Cellular Subscriber Sector of Motorola since May 1992.

ITEM 11.   EXECUTIVE COMPENSATION.

         Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Executive Compensation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1997, which is incorporated herein.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1997, which is incorporated herein.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Pursuant to General Instruction G(3), reference is made to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1997, which is incorporated herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.      THE FOLLOWING FINANCIAL STATEMENTS ARE INCLUDED IN PART II,
                 ITEM 8 OF THIS FORM 10-K.

                 Report of Independent Auditors

                 Consolidated Balance Sheets as of September 30, 1997 and 1996

                 Consolidated Statements of Operations for the years ended September 30, 1997, 1996 and 1995

                 Consolidated Statements of Equity for the years ended September 30, 1997, 1996 and 1995

                 Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995

                 Notes to Consolidated Financial Statements

         2. THE FOLLOWING SCHEDULE FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995.

                 Schedule VIII    Valuation and Qualifying Accounts

                 All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.      EXHIBITS.

        Number                    Description                                   Reference
        -------                   -----------                                   ---------
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

        3.3                       Amendment No. 2 to Certificate                File as
                                  of Incorporation                              Exhibit 3.3 to
                                                                                the Registration
                                                                                Statement

        3.4                       By-Laws                                       Filed as
                                                                                Exhibit 3.4 to
                                                                                the Registration
                                                                                Statement

        4.1                       Loan Agreement with LaSalle                   Filed as Exhibit
                                  National Bank and Amendment                   4.1 to Form 10-K
                                  thereto                                       filed December 27, 1995

        4.2                       Debenture Agreements dated                    Filed as Exhibit
                                  December 11, 1995                             4.2 to Form 10-K
                                                                                filed December
                                                                                27, 1995

        4.3                       Certificate of Designations, Preferences,     Filed as Exhibit 99.2
                                  and Rights of Series A Convertible Preferred  Form 8-K filed
                                  Stock                                          April 25, 1997

        4.4                       Loan and Security Agreement with              Filed as Exhibit 4.2 to
                                  Sanwa Business Credit Corporation             Form 10-Q filed
                                                                                August 14, 1997

        10.1                      Consulting Agreement with                     Filed as Exhibit
                                  William L. De Nicolo                          10.1 to the
                                                                                Registration
                                                                                Statement

        10.2                      Employment Agreement with                     Filed as Exhibit
                                  Kenneth E. Millard                            10.1 to Form 10-Q
                                                                                filed August 14, 1996

        10.3                      Stock Option Agreement with                   Filed as Exhibit
                                  Kenneth E. Millard                            10.2 to Form 10-Q
                                                                                filed August 14, 1996

        10.4                      Stock Purchase Agreement By                   Filed as Exhibit
                                  and Among Telular Corporation                 10.3 to Form 10-Q
                                  and TelePath Corporation (which               filed August 14, 1996
                                  had changed its name to Wireless
                                  Domain, Incorporated)

        10.5                      Appointment of Larry J. Ford                  Filed as Exhibit 10.2
                                                                                to Form 10-Q filed
                                                                                May 1, 1995

        10.6                      Option Agreement with Motorola                Filed as Exhibit 10.6
                                  dated November 10, 1995                       to Form 10-K filed
                                                                                December 26, 1996(1)

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

        10.15                     Amended and Restated Employee                 Filed as Exhibit 10.17
                                  Stock Option Plan                             to Form 10-K filed
                                                                                December 26, 1996

        10.16                     Stock Option Grant to                         File as Exhibit 10.7
                                  Independent Directors                         to Form 10-Q filed
                                                                                July 28, 1995

        10.17                     Securities Purchase Agreement dated           Filed as Exhibit 99.1 to
                                  April 16, 1997, by and between Telular        Form 8-K filed
                                  Corporation and purchasers of the Series      April 25, 1997
                                  A Convertible Preferred Stock

        10.18                     Registration Rights Agreement dated           Filed as Exhibit 99.3 to
                                  April 16, 1997, by and between Telular        Form 8-K filed
                                  Corporation and purchasers of the Series      April 25, 1997
                                  A Convertible Preferred Stock

        10.19                     Securities Purchase Agreement dated           Filed as Exhibit 99.3 to
                                  June 6, 1997, by and between Telular          Registration Statement on
                                  Corporation and purchasers of the Series      Form S-3, Registration
                                  A Convertible Preferred Stock                 No. 333-27915, as amended
                                                                                by Amendment No. 1 filed
                                                                                June 13, 1997, and further
                                                                                Amended by Amendment
                                                                                No. 2 filed July 8, 1997
                                                                                ("Form S-3")

        10.20                     Registration Rights Agreement dated           Filed as Exhibit 99.4 to
                                  June 6, 1997, by and between Telular          Form S-3
                                  Corporation and purchasers of the Series
                                  A Convertible Preferred Stock

        10.21                     Agreement and Plan of Merger by and           Attached hereto as
                                  among Wireless Domain Incorporated            Exhibit 10.21
                                  (formerly TelePath), Telular-WD (a
                                  wholly-owned subsidiary of Telular) and
                                  certain stockholder of Wireless Domain
                                  Incorporated

        11                        Statement regarding computation               Filed herewith
                                  of per share earnings

        21                        Subsidiaries of registrant                    Filed herewith

        99                        Cautionary Statements Pursuant to the         Filed herewith
                                  Securities Litigation Act of 1995

        (1) Confidential treatment granted with respect to redacted portions of documents.


(b)     REPORTS ON FORM 8-K

        The Company filed (1) report on Form 8-K during the three months ended September 30, 1997:

            (i) On July 1, 1997, the Company reported a slowdown of shipments to the Hungary project and the appointment of Jeffrey Herrmann to Chief Financial Officer, and filed related documents.

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

                                          Telular Corporation

Date:  December 19, 1997                  By: /s/      KENNETH E. MILLARD
                                          -------------------------------
                                          Kenneth E. Millard
                                          President, Chief Executive Officer and
                                          Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                                 TITLE                                  DATE
           ---------                                 -----                                  ----
/s/   WILLIAM L. DE NICOLO                  Chairman of the Board                   December 19, 1997
------------------------------------
       William L. De Nicolo

/s/   KENNETH E. MILLARD                    President, Chief Executive              December 19, 1997
------------------------------------        Officer and Director
        Kenneth E. Millard

/s/   ROBERT C. MONTGOMERY                  Chief Operating Officer, Executive      December 19, 1997
--------------------------------------      Vice President and Director
      Robert C. Montgomery

/s/   DANIEL D. GIACOPELLI                  Chief Technology Officer, Executive     December 19, 1997
------------------------------------        Vice President and Director
           Daniel D. Giacopelli

/s/   JEFFREY L. HERRMANN                   Chief Financial Officer, Secretary      December 19, 1997
------------------------------------        and Senior Vice President
      Jeffrey L. Herrmann

/s/   S.W.R. (SANDY) MOORE                  Senior Vice President,                  December 19, 1997
------------------------------------        Strategic Alliances and OEM Sales
      S.W.R. (Sandy) Moore

/s/   JOHN F. MITCHELL                      Senior Vice President, Marketing        December 19, 1997
------------------------------------
      John F. Mitchell

/s/   JOHN E. BERNDT                        Director                                December 19, 1997
------------------------------------
      John E. Berndt

/s/   LARRY J. FORD                         Director                                December 19, 1997
------------------------------------
      Larry J. Ford

/s/   RICHARD D. HANING                     Director                                December 19, 1997
------------------------------------
         Richard D. Haning

/s/   DAVID P. MIXER                        Director                                December 19, 1997
------------------------------------
      David P. Mixer

                                                                   SCHEDULE VIII

                              TELULAR CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                                                     CHARGED
                                                 BALANCE AT      CHARGED TO        TO OTHER                            BALANCE
                                                  BEGINNING       COSTS AND       ACCOUNTS----     DEDUCTIONS--         AT END
                DESCRIPTION                       OF PERIOD        EXPENSES         DESCRIBE         DESCRIBE          OF PERIOD
                                               ---------------  --------------   -------------    ---------------    ------------
PERIOD ENDED SEPTEMBER 30, 1997............

Accumulated Amortization of Intangible Assets     $       140     $   531          $     -        $     -            $     671
Valuation Allowance of Deferred Tax Asset              32,288       1,050   (3)          -              -               33,338
Allowance for Doubtful Accounts                           900           -                -           (474)  (5)            426
Inventory Reserve                                       1,199        (259)               -           (417)  (6)            523

PERIOD ENDED SEPTEMBER 30, 1996............

Accumulated Amortization of Intangible Assets           1,909       7,926   (1)          -         (9,695)  (2)            140
Valuation Allowance of Deferred Tax Asset              21,888      10,400   (3)          -              -               32,288
Allowance for Doubtful Accounts                           218         974                -           (292)  (4)            900
Inventory Reserve                                       1,312       4,304                -         (4,417)  (6)          1,199

PERIOD ENDED SEPTEMBER 30, 1995............

Accumulated Amortization of Intangible Assets             952         956                -              -                1,908
Valuation Allowance of Deferred Tax Asset              12,096       9,792   (3)          -              -               21,888
Allowance for Doubtful Accounts                           216         319                -           (317)  (4)            218
Inventory Reserve                                         576       1,375                -           (639)  (6)          1,312


(1) Approximately $7,341 represents assets written off as restructuring or impairment charges.

(2) Amount represents assets fully amortized and netted against the reserve during the period.

(3) Amount represents the valuation amount for deferred tax assets, which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(4)      Bad debts written-off.

(5) Bad debts written-off $(242) and the release of a prior reserve due to the collection of such reserved account $(231).

(6)      Inventory disposed.