Form 10-Q
period 1997-12-31
TELULAR CORP
filed 1998-02-13
CIK 915324

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1997.

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from _____ to _____.


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


                         Yes  X              No
                            -----

The number of shares outstanding of the Registrant's common stock, par value $.01, as of December 31, 1997, the latest practicable date, was 32,828,306 shares.

                              TELULAR CORPORATION
                                     INDEX




PART I - FINANCIAL INFORMATION                                         PAGE NO.
                                                                       --------
Item 1. Financial Statements:

          Consolidated Balance Sheets
             December 31, 1997 and September 30, 1997                     3

          Consolidated Statements of Operations
             Three Months Ended December 31, 1997 and
             December 31, 1996                                            4

          Consolidated Statement of Stockholders' Equity
             Period from September 30, 1997 to December 31, 1997          5

          Consolidated Statements of Cash Flows
             Three Months Ended December 31, 1997 and
             December 31, 1996                                            6

          Notes to the Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               10

Item 3. Quantitative and Qualitative Disclosures about Market Risk        13

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                         14

Item 6. Exhibits and Reports on Form 8-K                                  14

Signatures                                                                18

Exhibit Index                                                             19

                              TELULAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      DECEMBER 31,        SEPTEMBER 30,
                                                                                         1997                 1997
                                                                                   -----------------     --------------
ASSETS                                                                                (unaudited)
     Current assets:
          Cash and cash equivalents                                                $          27,714      $      28,451
          Receivables:
               Trade, net of allowance for doubtful accounts of
                 $426 and $362 at September 30, 1997
                 and December 31, 1997, respectively                                           8,611              6,527
               Related parties                                                                   577              4,670
                                                                                    -----------------      -------------
                                                                                               9,188             11,197
          Inventories, net                                                                     9,542              9,431
          Prepaid expenses and other current assets                                              519                500
                                                                                    -----------------      -------------
     Total current assets                                                                     46,963             49,579
     Property and equipment, net                                                               4,515              3,611
     Other assets:
          Intangible assets, net                                                                 464                461
          Goodwill                                                                             4,639                -
          Investment in Affiliate                                                                -                3,851
          Deposits and other                                                                      80                 51
                                                                                    -----------------      -------------
                                                                                               5,183              4,363
                                                                                    -----------------      -------------
     Total assets                                                                  $          56,661      $      57,553
                                                                                    =================      =============

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable:
            Trade                                                                  $           4,760      $       3,764
            Related parties                                                                    2,235              3,640
          Accrued liabilities                                                                  2,744              3,142
                                                                                    -----------------      -------------
     Total current liabilities                                                                 9,739             10,546

     Commitments and contingencies                                                               -                  -

     Redeemable Preferred Stock:
          Series A convertible preferred stock, $.01 par value
            at December 31, 1997 and September 30, 1997;
            $20,625 liquidation preference at December 31, 1997 and
            September 30, 1997;  21,000 shares authorized at
            December 31, 1997 and September 30, 1997, respectively;
            18,800 shares and 20,000 shares issued and outstanding
            at December 31, 1997 and September 30, 1997, respectively.                        19,946             21,308

     Stockholders' equity:
          Preferred stock, $.01 par value; 9,979,000 and 10,000,000
            shares authorized at December 31, 1997 and September 30, 1997;
            none outstanding                                                                     -                  -
          Common stock; $.01 par value; 40,000,000 shares
            authorized; 32,828,306 and 31,684,073 outstanding
            at December 31, 1997 and September 30, 1997, respectively                            334                322
          Additional paid-in capital                                                         114,691            111,143
          Deficit                                                                            (86,442)           (84,159)
          Treasury stock, 560,000 shares at cost                                              (1,607)            (1,607)
                                                                                    -----------------      -------------
     Total stockholders' equity                                                               26,976             25,699
                                                                                    -----------------      -------------
     Total liabilities, redeemable preferred stock and stockholders' equity        $          56,661      $      57,553
                                                                                    =================      =============


                             See accompanying notes

                              TELULAR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)


                                                                      THREE MONTHS ENDED DECEMBER 31,

                                                                         1997                1996
                                                                   ---------------       --------------
                                                                     (unaudited)          (unaudited)
 Net sales to third parties                                          $     12,584         $      6,797

 Net sales to related parties                                                 103               11,801
                                                                   ---------------       --------------

 Total net sales                                                           12,687               18,598

 Cost of sales                                                              9,913               13,797
                                                                   ---------------       --------------

                                                                            2,774                4,801

 Engineering and development expenses                                       2,162                1,340
 Selling and marketing expenses                                             1,664                1,080
 General and administrative expenses                                        1,076                1,511
 Provision for doubtful accounts                                               25                  184
 Amortization                                                                 223                   54
                                                                   ---------------       --------------

 Income (loss) from operations                                             (2,376)                 632

 Other income                                                                 332                  108
                                                                   ---------------       --------------

 Net income (loss)                                                   $     (2,044)        $        740

 Less: Cumulative dividend on redeemable preferred stock                     (239)                 -

 Net income (loss) applicable to common shares                       $     (2,283)        $        740
                                                                   ===============       ==============

 Basic and diluted net income (loss) per common share                $      (0.07)        $       0.02
                                                                   ===============       ==============

 Weighted average number of common shares outstanding                  32,668,037           31,442,993
                                                                   ===============       ==============



                             See accompanying notes

                              TELULAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            ( Dollars in thousands)


                                                                            Additional                                   Total
                                            Preferred         Common         Paid-In                      Treasury    Stockholders'
                                              Stock           Stock          Capital        Deficit         Stock        Equity
                                           ------------    -----------    -------------  -------------   ------------  -----------
Balance at September 30, 1997               $      -         $     322      $ 111,143      $ (84,159)      $ (1,607)     $ 25,699

Proceeds from the issuance of
 common stock                                     -                 2             200           -              -              202

Stock issued in connection with
 services                                         -                -               38           -              -               38

Conversion of preferred stock
 to common stock                                  -                 4           1,410           -              -            1,414

Stock issued in connection with the
 equity investment in Wireless Domain             -                 5           1,714           -              -            1,719

Stock issued in connection with
 services relating to redeemable
 preferred stock                                  -                 1             186           -              -              187

Cumulative dividend on redeemable
 preferred stock                                  -                -              -              (239)          -             (239)

Net loss for period from October 1,
  1997 to December 31, 1997                       -                -              -            (2,044)          -           (2,044)

                                         ---------------    -----------   ------------   ------------  -------------   -----------
Balance at December 31, 1997                $      -         $     334      $ 114,691      $ (86,442)      $ (1,607)     $ 26,976
                                         ===============    ===========   ============   ============  =============   ===========


                            See accompanying notes

                              TELULAR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                            THREE MONTHS ENDED DECEMBER 31,
                                                                                1997                 1996
                                                                          ---------------      --------------
OPERATING ACTIVITIES:                                                       (unaudited)          (unaudited)
Net income (loss)                                                          $     (2,044)        $        740
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities
     Depreciation                                                                   436                  186
     Amortization                                                                   223                   54
     Interest on debentures                                                         -                      3
     Stock issued for compensation and services                                      38                  -
     Equity in net income of affiliate                                              (84)                 -
     Changes in assets and liabilities:
           Receivables, net                                                       2,009                 (566)
           Inventories, net                                                        (111)               1,562
           Prepaid expenses, deposits and other                                     (69)                (139)
           Accounts payable                                                        (113)                 821
           Accrued liabilities                                                     (504)                 103
                                                                          ---------------      --------------
Net cash provided by (used in) operating activities                                (219)               2,764

INVESTING ACTIVITIES:
Acquisition of property and equipment                                              (720)                (466)
                                                                          ---------------      --------------
Net cash used in investing activities                                              (720)                (466)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock                                          202                    -
                                                                          ---------------      --------------
Net cash provided by financing activities                                           202                    -
                                                                          ---------------      --------------

Net increase (decrease) in cash and cash equivalents                               (737)               2,298

Cash and cash equivalents, beginning of period                                   28,451               12,838
                                                                          ---------------      --------------
Cash and cash equivalents, end of period                                   $     27,714         $     15,136
                                                                          ===============      ==============


                             See accompanying notes

                              TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements for the fiscal year ended September 30, 1997.

2.   INVENTORIES

     The components of inventories consist of the following (000's):

                                       DECEMBER 31,    SEPTEMBER 30,
                                          1997             1997
                                       -----------     -------------
                                       (unaudited)
     Raw materials                       $ 6,551         $  6,344
     Work in process                         795              455
     Finished goods                        2,723            3,155
                                         -------          -------
                                          10,070            9,954
     Less: Reserve for obsolescence          527              524
                                         -------          -------
                                         $ 9,542         $  9,431
                                         =======          =======

3.   INVESTMENT IN WIRELESS DOMAIN CORPORATION (FORMERLY TELEPATH CORPORATION)

     On June 28, 1996, the Company entered into an agreement and acquired a 33% interest in Wireless Domain Incorporated (WD) in exchange for $1 million in cash and common stock of the Company valued at approximately $2.2 million. During the year ended September 30, 1997, the Company increased its equity portion in WD to 50% by purchasing an additional 17% of WD in exchange for $0.5 million in cash and 150,000 shares of common stock of the Company valued at approximately $0.7 million.

     On November 10, 1997, the Company acquired the remaining 50% of WD. Under the terms of the merger, the Company issued 500,000 shares of common stock to the shareholders of WD and relinquished control of the 500,000 shares of common stock held by WD. This acquisition was accounted for using the purchase method of accounting. The excess of consideration paid over the fair value of net assets purchased of $4.7 million was recorded as goodwill, which is being amortized over ten years. Prior to the November 10, 1997 transaction, the Company had accounted for its investment in WD using the equity method.

     The following unaudited pro forma results of operations assumes the acquisition of Wireless Domain occurred as of October 1, 1996, after giving effect to certain adjustments including amortization of goodwill and equity income recorded for the periods in which the Company owned less than 100% of WD.

                              TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1997

                                        Three months ended December 31,
                                               1998         1997
                                              -------      ------
                                                    (000's)
     Revenues                                 $     0      $   0
     Net income (loss)                         (2,411)       204
     Basic and diluted net income (loss)
       per common share                         (0.08)      0.01

     Revenues would not change as a result of the acquisition as WD's revenues related entirely to amounts billed to the Company. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place at the beginning of the periods indicated or of future results of operations.

4.   CONVERTIBLE DEBENTURES

     On December 11, 1995, the Company issued $18 million in convertible debentures (the "Debentures") at 4% per annum, which matured on December 11, 1997. The Debentures were issued under the provisions of Regulation S as promulgated under the United States Securities Act of 1933, as amended. Holders of the Debentures were entitled, at their option any time after issuance until December 10, 1997, to convert principal and interest accrued thereon, in whole or in part, into shares of common stock using defined conversion formulas based on NASDAQ closing bids for the Company's common stock. The Company was entitled, at its option any time commencing one year after issuance (and under certain circumstances prior to that date) through maturity, to require the holders to convert the principal and accrued interest into shares of common stock of the Company using defined conversion formulas based on NASDAQ closing bids for the Company's common stock. As of November 30, 1996, the entire issuance of convertible debentures and all interest accrued thereon had been converted into approximately 7,033,000 shares of common stock.

5.   REDEEMABLE PREFERRED STOCK

     During fiscal 1997, the Company issued 20,000 shares (10,000 shares, on April 16, 1997 and 10,000 shares on June 6, 1997) of Series A Convertible Preferred Stock (the "Preferred Stock") for $18.8 million which is net of issuance cost of $1.2 million. The Preferred Stock automatically converts to Common Stock on April 16, 1999, or October 16, 1999, depending on the conversion price, and includes the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the NASDAQ closing bid prices for the Company's Common Stock. In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of: (i) a consolidation or merger with another company;
     (ii) sale or transfer of substantially all assets; or (iii) 50% change in ownership. The redemption price upon holder redemption is the greater of $1,250 per share and the cash equivalent of the defined conversion formula on the date of redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of common stock of the Company using a defined conversion formula based upon the NASDAQ closing bid prices for the Company's common stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999 for $1,200 per share plus 120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to the stockholders of the Company.

                              TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1997

     The Preferred Stock reflects a beneficial conversion feature that allows holders to convert the security to common stock of the Company at a discount. The amount of the discount is determined using NASDAQ closing bid prices for the Company's common stock. During fiscal year 1997, the Company recorded $2.2 million of amortization of preferred stock beneficial conversion discount. The offset entry to amortization of preferred stock beneficial conversion discount increased redeemable preferred stock by $2.2 million. This amount will accrete to the Company's common stock and additional paid in capital accounts as shares of redeemable preferred stock are converted into shares of common stock of the Company. As of December 31, 1997, 1,200 shares of Preferred Stock had been converted to common stock.

6.   EARNINGS PER SHARE

     On October 1, 1997, the Company adopted Financial Accounting Standards Board SFAS No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. When necessary, previously reported earnings per share amounts have been restated to conform to SFAS No. 128.

7.   CONTINGENCIES

     The Company is involved in legal proceedings that arise in the ordinary course of business. While any litigation contains an element of uncertainty, based upon discussion with the Company's counsel, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position and results of operations.

8.   RECLASSIFICATION

     Certain amounts in the December 31, 1996 financial statements have been reclassified to conform to the December 31, 1997 presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is in the fixed wireless telecommunications industry. The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment ("CPE") with cellular-type transceivers for use in wireless communication networks, whether cellular, personal communications services ("PCS"), or satellite-based. Applications of the Company's technology include fixed wireless telecommunications as a primary service where wireline systems are unavailable, unreliable or uneconomical, as well as wireless backup systems for wireline telephone systems and wireless alarm signaling ("WAS"). The Company's principal product lines - PHONECELL(R), a line of fixed wireless terminals ("FWTs"); and TELGUARD(R), a line of WAS products - allow CPE designed for traditional wireline networks to send and receive voice, data and facsimile signals over wireless networks.

The Company is investing in new product development for both analog and digital fixed wireless terminals. As with any emerging market, it is difficult to predict the timing of the market demand. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is attached as exhibit 99 to the Form 10-K filed for the period ended September 30, 1997.


RESULTS OF OPERATIONS

FIRST QUARTER FISCAL 1998 COMPARED TO FIRST QUARTER FISCAL 1997

Net Sales. First quarter fiscal 1998 sales decreased by approximately 32% from $18.6 million for the three months ended December 31, 1996 to $12.7 million for the three months ended December 31, 1997. Sales of FWTs decreased 39% and sales of wireless security alarm products increased 39%. The relative decrease in first quarter fiscal 1998 FWT sales compared to first quarter fiscal 1997 reflects the impact of a large order from Motorola for a wireless local loop
(WLL) project in Hungary that was partially offset by increasing sales to third parties in the first quarter fiscal 1998. There were no shipments to the project in Hungary during the first quarter of fiscal 1998, compared to $11.6 million during the first quarter of fiscal 1997. FWT sales, excluding sales to the project in Hungary in fiscal 1996, increased 98% from $4.7 million for the three months ended December 31, 1997 to $9.1 million for the three months ended December 31, 1998. This increase primarily resulted from shipments to the WLL project in Guinea, West Africa.

Gross Profit. First quarter fiscal 1998 gross profit decreased by $2.0 million compared to the same period of fiscal 1997. The decrease was primarily due to lower sales during the three months ended December 31, 1997 compared to the same period of fiscal 1997. For the first quarter of fiscal 1998, the Company's gross margin percentage was 22% compared to 26% in fiscal 1997. Higher fiscal 1997 sales volumes increased throughput and resulted in the absorption of fixed cost over more units in fiscal 1997 compared to fiscal 1998.

Engineering and Development Expenses. Engineering and development expenses of $2.2 million during the first quarter of fiscal 1998, increased approximately 61% over the first quarter of fiscal 1997. The increase relates to the Company's increased focus on developing additional analog and digital FWTs, including its acquisition of Wireless Domain Incorporated, which increased the Company's engineering staff by 30 engineers.

Selling and Marketing Expenses. Selling and marketing expenses for the first quarter of fiscal 1998 increased 54% compared to the same quarter of fiscal 1997. The increase was primarily a result of the Company beginning to market its next generation of products, as well as, staffing up of marketing sales forces to support worldwide sales coverage.

General and Administrative Expenses (G&A). G&A for the first quarter of fiscal 1998 decreased 29% compared to the same quarter of fiscal 1997. The decrease is primarily attributable to the reduction or elimination of expenditures, primarily through personnel reductions, as well as leveraging resources.

Provision for doubtful accounts. The provision for doubtful accounts expense decreased from the same quarter of fiscal 1997 due to improvement in the Company's collections experience.

Other Income. Other income during the fiscal quarter of fiscal 1998 increased by $0.2 million compared to the same quarter of fiscal 1997. The increase is primarily due to higher interest income due to higher cash balances during the first quarter of fiscal 1998 compared to the same quarter of fiscal 1997.

Net Income (loss). The Company recorded a net loss of ($2.0) million or ($0.06) per share for the first quarter in fiscal 1998 compared to a profit of $0.7 million or $0.02 per share in the same quarter of fiscal 1997.

Net income (loss) applicable to common shares. After giving effect to the cumulative preferred stock dividend of $0.2 million for the first quarter of fiscal 1998, net loss applicable to common shares of ($2.3) million or ($0.07) per share compares to a profit of $0.7 million or $0.02 per share in the same quarter of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had $27.7 million in cash and cash equivalents with a working capital surplus of $37.2 million.

From an operating standpoint, the Company used $0.2 million of cash during the three months ended December 31, 1997, compared to the $2.8 million cash generated during the same fiscal period last year.

Cash used for capital spending was approximately $0.7 million during the three months ended December 31, 1997 compared to $0.5 million during the same period last fiscal year. The increase during the first quarter of fiscal 1998 primarily relates to upgrades to the Company's information systems.

Financing activities provided $0.2 million during the first three months of fiscal 1998, compared to zero during the same period in fiscal 1997. The $0.2 million provided during the three months ended December 31, 1997 resulted from the issuance of common stock in connection with stock option exercises in accordance with the Company's Amended and Restated Stock Option Plan.

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

During fiscal 1997, the Company issued 20,000 shares (10,000 shares, on April 16, 1997 and 10,000 shares on June 6, 1997) of Series A Convertible Preferred Stock (the "Preferred Stock") for $18.8 million, which is net of issuance cost of $1.2 million. The Preferred Stock automatically converts to Common Stock on April 16, 1999, or October 16, 1999, depending on the conversion price and includes the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the NASDAQ closing bid prices for the Company's Common Stock. In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of a (i) consolidation or merger with another company; (ii) sale or transfer of substantially all assets; or (iii) 50% change in ownership. The redemption price upon holder redemption is the greater of $1,250 per share and the cash equivalent of the defined conversion formula on the date of redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of common stock of the Company using a defined conversion formula based upon the NASDAQ closing bid prices for the Company's common stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999 for $1,200 per share plus 120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to
the stockholders of the Company.   As of December 31, 1997, 1,200 shares of
preferred stock have been converted to common stock.

The Company will use much of the capital raised in fiscal 1997 to fund new product development. Beyond its specific research and product development needs, expected future uses of cash include working capital requirements, marketing and sales support programs in anticipation of future revenues and certain capital expenditures. Based upon its current operating plan, the Company believes its existing capital resources, including the credit facility and proceeds from the issuance of Preferred Stock, should enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The amount of royalty income from the Company's licensees is unpredictable, but could have an impact on the Company's actual cash flow.

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

The Company expects fiscal 1998 sales levels to be about the same as in fiscal 1997. Sales to the Hungary project accounted for over $21.2 million, or approximately 44%, of total sales for fiscal 1997. Although sales to the Hungary project are not expected to be significant in fiscal 1998, the Company anticipates that new WLL business will replace the Hungary project business.

Comparison of the first quarter of fiscal 1998, with the first quarter of fiscal 1998 does not fully reflect the performance trend for fiscal 1997.
Sales for the first quarter of fiscal year 1997 were unusually high as a result of sales to the Hungary project of $11.6 million, more than in any other quarter of fiscal 1997, and representing 24% of total fiscal 1997 sales. The absence of sales to the Hungary project in first quarter fiscal 1998 was partially offset by increased sales to new projects. During the quarter ended December 31, 1997, the Company announced that it received approximately $11 million of new WLL business in the Philippines and Guinea, West Africa. The Company expects demand for FWTs to continue to grow and is cultivating other revenue opportunities that it believes will contribute to future revenue growth.

To capitalize on the anticipated growth in the market for FWTs, the Company accelerated its product development plan for fiscal 1998. On November 10, 1997, the Company added an additional 30 engineers to its staff when it acquired the remaining 50% of Wireless Domain Incorporated. The Company's strategy continues to be to introduce fixed wireless terminals that will address the radio standards serving 85 percent of all cellular subscribers by the year 2000. The Company plans to continue to devote substantial resources to product development.

Based upon observed trends, the Company believes that the market for FWTs is undergoing substantial growth. The Company is seeking to capitalize on the anticipated growth by devoting resources across the Company to meet the anticipated needs of the market.

Statements contained in this filing, other than historical statements, consist of forward-looking information. The Company's actual results may vary considerably from those discussed in the "Outlook" section and elsewhere in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended September 30, 1997, include the risk that technological change will render the Company's technology obsolete, the risk of litigation, the Company's ability to develop new products, the Company's dependence on contractors and Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, the potential for redemption of preferred stock, the effects of control by existing shareholders, the effect of changes in management, intense industry competition, and uncertainty in the development of wireless service generally.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                          PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

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

USE OF PROCEEDS - RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal quarter ended December 31, 1997, the Company issued: (i) 10,954 shares of Common Stock valued at $37,682 to the law of firm of Hamman and Benn for legal services; and (ii) 38,653 shares of Common Stock valued at approximately $187,273 to Lehman Brothers in connection with the June 10, 1997 sale of Series A Convertible Preferred Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (listed by number according to Exhibit table of Item 601 in Regulation S-K)



                 Number                                    Description                               Reference
                 ------                                    -----------                               ---------
                 3.1                                       Certificate of Incorporation              Filed as Exhibit 3.1 to
                                                                                                     Registration Statement No.
                                                                                                     33-72096 (the "Registration
                                                                                                     Statement")

                 3.2                                       Amendment No. 1 to Certificate of         Filed as Exhibit 3.2 to the
                                                           Incorporation                             Registration Statement

                 3.3                                       Amendment No. 2 to Certificate of         Filed as Exhibit 3.3 to the
                                                           Incorporation                             Registration Statement

                 3.4                                       By-Laws                                   Filed as Exhibit 3.4 to the
                                                                                                     Registration Statement

                 4.1                                       Loan Agreement with LaSalle               Filed as Exhibit 4.1 to Form
                                                           National Bank and Amendment               10-K filed December 27, 1995
                                                           thereto

                 4.2                                       Debenture Agreements dated                Filed as Exhibit 4.2 to Form
                                                           December 11, 1995                         10-K filed December 27, 1995

                 4.3                                 Certificate of Designations,              Filed as Exhibit 99.2 to Form
                                                     Preferences, and Rights of Series         8-K filed April 25, 1997
                                                     A Convertible Preferred Stock

                 4.4                                 Loan and Security Agreement with          Filed as Exhibit 4.2 to Form
                                                     Sanwa Business Credit Corporation         10-Q filed August 14, 1997

                 10.1                                Consulting Agreement with William         Filed as Exhibit 10.1 to the
                                                     L. DeNicolo                               Registration Statement

                 10.2                                Employment Agreement with Kenneth         Filed as Exhibit 10.1 to Form 10-
                                                     E. Millard                                Q filed August 14, 1996

                 10.3                                Stock Option Agreement with               Filed as Exhibit 10.2 to Form 10-
                                                     Kenneth E. Millard                        Q filed August 14, 1996

                 10.4                                Stock Purchase Agreement By and           Filed as Exhibit 10.2 to Form 10-
                                                     Among Telular Corporation and             Q filed August 14, 1996
                                                     TelePath Corporation (which has
                                                     changed its name to Wireless
                                                     Domain, Incorporated)

                 10.5                                Appointment of Larry J. Ford              Filed as Exhibit 10.2 to Form 10-
                                                                                               Q filed May 1, 1995

                 10.6                                Option Agreement with Motorola            Filed as Exhibit 10.6 to Form 10-
                                                     Dated November 10, 1995                   K filed December 26, 1996(1)

                 10.7                                Stock Purchase Agreement between          Filed as Exhibit 10.11 to the
                                                     Motorola, Inc. and Telular                Registration Statement
                                                     Corporation dated September 20,
                                                     1993

                 10.8                                Patent Cross License Agreement            Filed as Exhibit 10.12 to the
                                                     between Motorola, Inc. and                Registration Statement (1)
                                                     Telular Corporation, dated March
                                                     23, 1990 and Amendments No. 1, 2
                                                     and 3 thereto

                 10.9                                Exclusive Distribution and                Filed as Exhibit 10.14 the
                                                     Trademark License Agreement               Registration Statement (1)
                                                     between Telular Canada Inc. and
                                                     Telular Corporation, dated April
                                                     1, 1989, and Amendments thereto

                 10.10                               Amended and Restated Shareholders         Filed as Exhibit 10.15 to the
                                                     Agreement dated November 2, 1993          Registration Statement (1)



                 10.11                               Amendment No. 1 to Amended and            Filed as Exhibit 10.24 to the
                                                     Restated Shareholders Agreement,          Registration
                                                     dated January 24, 1994

                 10.12                               Amendment No. 2 to Amended and            Filed as Exhibit 10.5 to the Form
                                                     Restated Shareholders Agreement,          10-Q filed July 28, 1995
                                                     dated June 29, 1995

                 10.13                               Amended and Restated Registration         Filed as Exhibit 10.16 to the
                                                     Rights Agreement dated November           Registration Statement
                                                     2, 1993

                 10.14                               Amendment No. 1 to Amended and            Filed as Exhibit 10.25 to the
                                                     Restated Registration Rights              Registration Statement
                                                     Agreement, dated January 24, 1994

                 10.15                               Amended and Restated Employee             Filed as Exhibit 10.17 to Form
                                                     Stock Option Plan                         10-K filed December 26, 1996

                 10.16                               Stock Option Grant to Independent         Filed as Exhibit 10.7 to Form 10-
                                                     Directors                                 Q filed July 28, 1995

                 10.17                               Securities Purchase Agreement             Filed as Exhibit 99.1 to Form
                                                     dated April 16, 1997, by and              8-K filed April 25, 1997
                                                     between Telular Corporation and
                                                     purchasers of the Series A
                                                     Convertible Preferred Stock

                 10.18                               Registration Rights Agreement             Filed as Exhibit 99.3 to Form
                                                     dated April 16, 1997, by and              8-K filed April 25, 1997
                                                     between Telular Corporation and
                                                     purchasers of the Series A
                                                     Convertible Preferred Stock

                 10.19                               Securities Purchase Agreement             Filed as Exhibit 99.3 to
                                                     dated June 6, 1997, by and                Registration Statement on Form S-
                                                     between Telular Corporation and           3, Registration No. 333-27915, as
                                                     purchasers of the Series A                amended by Amendment No. 1 filed
                                                     Convertible Preferred Stock               June 13, 1997, and further
                                                                                               Amended by Amendment No. 2 filed
                                                                                               July 8, 1997 ("Form S-3")


                 10.20                               Registration Rights Agreement             Filed as Exhibit 99.4 to Form
                                                     dated June 6, 1997, by and                S-3
                                                     between Telular Corporation and
                                                     purchasers of the Series A
                                                     Convertible Preferred Stock

                 10.21                                     Agreement and Plan of Merger by           Filed as Exhibit 10.21 to Form
                                                           and among Wireless Domain                 10-K filed December 19, 1997
                                                           Incorporated (formerly TelePath),
                                                           Telular-WD (a wholly-owned
                                                           subsidiary of Telular) and
                                                           certain stockholders of Wireless
                                                           Domain Incorporated

                 10.22                                     Employment Agreement with                 Filed herewith
                                                           Dan Giacopelli

                 10.23                                     Employment Agreement with Robert          Filed herewith
                                                           Montgomery

                 11                                        Statement regarding computation           Filed herewith
                                                           of per share earnings

                 27                                        Financial data schedule                   Filed herewith

                 99                                        Cautionary Statements Pursuant to         Filed as Exhibit 99 to Form
                                                           the Securities Litigation Act of          10-K filed December 19, 1997
                                                           1995


(1) Confidential treatment granted with respect to certain portions of documents.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                              Telular Corporation
                              -------------------



Date  February 13, 1998       By:  /s/ Kenneth E. Millard
     ----------------------      -------------------------------
                                 Kenneth E. Millard
                                 President & Chief Executive Officer



Date  February 13, 1998            /s/ Jeffrey L. Herrmann
     ----------------------      -------------------------------
                                 Jeffrey L. Herrmann
                                 Senior Vice President & Chief Financial Officer

                                 EXHIBIT INDEX


          NUMBER             DESCRIPTION              REFERENCE
          ------             -----------              ---------
          3.1                Certificate of           Filed as Exhibit
                             Incorporation            3.1 to Registration
                                                      Statement No.
                                                      33-72096 (the
                                                      "Registration
                                                      Statement")

          3.2                Amendment No. 1 to       Filed as Exhibit
                             Certificate of           3.2 to the
                             Incorporation            Registration
                                                      Statement

          3.3                Amendment No. 2 to       Filed as Exhibit
                             Certificate of           3.3 to the
                             Incorporation            Registration
                                                      Statement

          3.4                By-Laws                  Filed as Exhibit
                                                      3.4 to the
                                                      Registration
                                                      Statement

          4.1                Loan Agreement with      Filed as Exhibit
                             LaSalle National         4.1 to Form
                             Bank and Amendment       10-K filed December
                             thereto                  27, 1995


          4.2                Debenture                Filed as Exhibit
                             Agreements dated         4.2 to Form
                             December 11, 1995        10-K filed December
                                                      27, 1995

          4.3                Certificate of           Filed as Exhibit
                             Designations,            99.2 to Form
                             Preferences, and         8-K filed April 25,
                             Rights of Series A       1997
                             Convertible
                             Preferred Stock

          4.4                Loan and Security        Filed as Exhibit
                             Agreement with           4.2 to Form
                             Sanwa Business           10-Q filed August
                             Credit Corporation       14, 1997


          10.1               Consulting               Filed as Exhibit
                             Agreement with           10.1 to the
                             William L. DeNicolo      Registration
                                                      Statement

          10.2                     Employment               Filed as Exhibit
                                   Agreement with           10.1 to Form 10-Q
                                   Kenneth E. Millard       filed August 14,
                                                            1996

          10.3                     Stock Option             Filed as Exhibit
                                   Agreement with           10.2 to Form 10-Q
                                   Kenneth E. Millard       filed August 14,
                                                            1996

          10.4                     Stock Purchase           Filed as Exhibit
                                   Agreement By and         10.2 to Form 10-Q
                                   Among Telular            filed August 14,
                                   Corporation and          1996
                                   TelePath
                                   Corporation (which
                                   has changed its
                                   name to Wireless
                                   Domain,
                                   Incorporated)

          10.5                     Appointment of           Filed as Exhibit
                                   Larry J. Ford            10.2 to Form 10-Q
                                                            filed May 1, 1995

          10.6                     Option Agreement         Filed as Exhibit
                                   with Motorola dated      10.6 to Form 10-K
                                   November 10, 1995        filed December 26,
                                                            1996(1)

          10.7                     Stock Purchase           Filed as Exhibit
                                   Agreement between        10.11 to the
                                   Motorola, Inc. and       Registration
                                   Telular Corporation      Statement
                                   dated September 20,
                                   1993

          10.8                     Patent Cross             Filed as Exhibit
                                   License Agreement        10.12 to the
                                   between Motorola,        Registration
                                   Inc. and Telular         Statement (1)
                                   Corporation, dated
                                   March 23, 1990 and
                                   Amendments No. 1, 2
                                   and 3 thereto

          10.9                     Exclusive                Filed as Exhibit
                                   Distribution and         10.14 the
                                   Trademark License        Registration
                                   Agreement between        Statement (1)
                                   Telular Canada Inc.
                                   and the Company,
                                   dated April 1,
                                   1989, and
                                   Amendments thereto

          10.10                    Amended and              Filed as Exhibit
                                   Restated                 10.15 to the
                                   Shareholders             Registration
                                   Agreement dated          Statement (1)
                                   November 2, 1993

          10.11                    Amendment No. 1 to       Filed as Exhibit
                                   Amended and              10.24 to the
                                   Restated                 Registration
                                   Shareholders             Statement
                                   Agreement, dated
                                   January 24, 1994

          10.12                    Amendment No. 2 to       Filed as Exhibit
                                   Amended and              10.5 to the
                                   Restated                 Form 10-Q filed
                                   Shareholders             July 28, 1995
                                   Agreement, dated
                                   June 29, 1995

          10.13                    Amended and              Filed as Exhibit
                                   Restated                 10.16 to the
                                   Registration Rights      Registration
                                   Agreement dated          Statement
                                   November 2, 1993

          10.14                    Amendment No. 1 to       Filed as Exhibit
                                   Amended and              10.25 to the
                                   Restated                 Registration
                                   Registration Rights      Statement
                                   Agreement, dated
                                   January 24, 1994

          10.15                    Amended and              Filed as Exhibit
                                   Restated Employee        10.17 to Form 10-K
                                   Stock Option Plan        filed December 26,
                                                            1996

          10.16                    Stock Option Grant       Filed as Exhibit
                                   to Independent           10.7 to Form 10-Q
                                   Directors                filed July 28, 1995

          10.17                    Securities Purchase      Filed as Exhibit
                                   Agreement dated          99.1 to Form
                                   April 16, 1997, by       8-K filed April 25,
                                   and between Telular      1997
                                   Corporation and
                                   purchasers of the
                                   Series A
                                   Convertible
                                   Preferred Stock

          10.18                    Registration Rights      Filed as Exhibit
                                   Agreement dated          99.3 to Form
                                   April 16, 1997, by       8-K filed April 25,
                                   and between Telular      1997
                                   Corporation and
                                   purchasers of the
                                   Series A
                                   Convertible
                                   Preferred Stock

          10.19                    Securities Purchase      Filed as Exhibit
                                   Agreement dated          99.3 to
                                   June 6, 1997, by         Registration
                                   and between Telular      Statement on Form
                                   Corporation and          S-3, Registration
                                   purchasers of the        No. 333-27915, as
                                   Series A                 amended by
                                   Convertible              Amendment No. 1
                                   Preferred Stock          filed June 13,
                                                            1997, and further
                                                            Amended by
                                                            Amendment No. 2
                                                            filed July 8, 1997
                                                            ("Form S-3")

          10.20                    Registration Rights      Filed as Exhibit
                                   Agreement dated          99.4 to Form
                                   June 6, 1997, by         S-3
                                   and between Telular
                                   Corporation and
                                   purchasers of the
                                   Series A
                                   Convertible
                                   Preferred Stock

          10.21                    Agreement and Plan       Filed as Exhibit
                                   of Merger by and         10.21 to Form 10-K
                                   among Wireless           filed December 19,
                                   Domain Incorporated      1997
                                   (formerly TelePath),
                                   Telular-WD (a
                                   wholly-owned
                                   subsidiary of
                                   Telular) and
                                   certain
                                   stockholders of
                                   Wireless Domain
                                   Incorporated

          10.22                    Employment               Filed herewith
                                   Agreement with Dan
                                   Giacopelli

          10.23                    Employment               Filed herewith
                                   Agreement with
                                   Robert Montgomery

          11                       Statement regarding      Filed herewith
                                   computation of per
                                   share earnings

          27                       Financial data           Filed herewith
                                   schedule

          99                       Cautionary               Filed as Exhibit 99
                                   Statements Pursuant      to Form 10-K filed
                                   to the Securities        December 19, 1997
                                   Litigation Act of
                                   1995


(1) Confidential treatment granted with respect to certain portions of documents.