Form 10-Q
period 1998-03-31
TELULAR CORP
filed 1998-05-15
CIK 915324

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998.

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


                 Yes  X             No
                    ------            -----

The number of shares outstanding of the Registrant's common stock, par value $.01, as of March 31, 1998, the latest practicable date, was 32,862,067 shares.

                              TELULAR CORPORATION
                                     INDEX




PART I - FINANCIAL INFORMATION                                           PAGE NO.
                                                                         --------

Item 1.   Financial Statements:

             Consolidated Balance Sheets
                March 31, 1998 and September 30, 1997                         3

             Consolidated Statements of Operations
                Three Months Ended March 31, 1998 and
                March 31, 1997                                                4

             Consolidated Statements of Operations
                Six Months Ended March 31, 1998 and
                March 31, 1997                                                5

            Consolidated Statement of Stockholders' Equity
                Period from September 30, 1997 to March 31, 1998              6

             Consolidated Statements of Cash Flows
                Six Months Ended March 31, 1998 and
                March 31, 1997                                                7

             Notes to the Consolidated Financial Statements                   8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         15

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  16

Item 2.   Changes in Securities and Recent Sales of Unregistered Securities  16

Item 4.   Submission of Matters to a Vote of Security Holders.               16

Item 6.   Exhibits and Reports on Form 8-K                                   17

Signatures                                                                   21

Exhibit Index                                                                22

                              TELULAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            MARCH 31,         SEPTEMBER 30,
                                                                                              1998                1997
                                                                                           ----------          ----------
ASSETS                                                                                     (UNAUDITED)
   Current assets:
      Cash and cash equivalents                                                            $   21,548          $   28,451
      Receivables:
          Trade, net of allowance for doubtful accounts of
           $310 and $426 at March 31, 1998
           and September 30, 1997, respectively                                                 7,781               6,527
          Related parties                                                                         837               4,670
                                                                                           ----------          ----------
                                                                                                8,618              11,197
      Inventories, net                                                                         12,520               9,431
      Prepaid expenses and other current assets                                                 1,521                 500
                                                                                           ----------          ----------
   Total current assets                                                                        44,207              49,579
   Property and equipment, net                                                                  4,636               3,611
   Other assets:
      Intangible assets, net                                                                      492                 461
      Goodwill                                                                                  4,509                   -
      Investment in Affiliate                                                                       -               3,851
      Deposits and other                                                                          530                  51
                                                                                           ----------          ----------
                                                                                                5,531               4,363
                                                                                           ----------          ----------
   Total assets                                                                            $   54,374          $   57,553
                                                                                           ==========          ==========

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable:
          Trade                                                                            $    5,476          $    3,764
          Related parties                                                                         623               3,640
      Accrued liabilities                                                                       3,179               3,142
                                                                                           ----------          ----------
   Total current liabilities                                                                    9,278              10,546

   Commitments and contingencies                                                                    -                   -

   Redeemable Preferred Stock:
      Series A convertible preferred stock, $.01 par value;
       $19,655 and $20,386 liquidation preference at March 31, 1998 and September 30, 1997, respectively;  21,000 shares
       authorized at March 31, 1998 and September 30, 1997;
       18,800 shares and 20,000 shares issued and outstanding
       at March 31, 1998 and September 30, 1997, respectively.                                 20,176              21,308

   Stockholders' equity:
      Preferred stock, $.01 par value; 9,979,000 shares
       authorized at March 31, 1998 and September 30, 1997;
       none outstanding                                                                             -                   -
      Common stock; $.01 par value; 40,000,000 shares
       authorized; 32,862,067 and 31,684,073 outstanding
       at March 31, 1998 and September 30, 1997, respectively                                     334                 322
      Additional paid-in capital                                                              114,681             111,143
      Deficit                                                                                 (88,488)            (84,159)
      Treasury stock, 560,000 shares at cost                                                   (1,607)             (1,607)
                                                                                           ----------          ----------
   Total stockholders' equity                                                                  24,920              25,699
                                                                                           ----------          ----------
   Total liabilities, redeemable preferred stock and stockholders' equity                  $   54,374          $   57,553
                                                                                           ==========          ==========


                             See accompanying notes

                              TELULAR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                           THREE MONTHS ENDED MARCH 31,

                                                                                              1998                1997
                                                                                          -----------         -----------
Net product sales to third parties                                                             $9,780              $5,419
Net product sales to related parties                                                                -               5,998
                                                                                          -----------         -----------
Total net product sales                                                                         9,780              11,417

Royalty and royalty settlement revenue                                                          1,274                   -
                                                                                          -----------         -----------

Total revenue                                                                                  11,054              11,417

Cost of sales                                                                                   7,698               8,580
                                                                                          -----------         -----------

Gross profit                                                                                    3,356               2,837

Engineering and development expenses                                                            2,274               1,387
Selling and marketing expenses                                                                  1,721                 948
General and administrative expenses                                                             1,232               1,326
Provision for doubtful accounts                                                                    25                  47
Amortization                                                                                      252                  20
                                                                                          -----------         -----------

Loss from operations                                                                           (2,148)               (891)

Other income                                                                                      332                 159
                                                                                          -----------         -----------

Net income (loss)                                                                         $    (1,816)        $      (732)

Less: Cumulative dividend on redeemable preferred stock                                          (230)                  -

Net income (loss) applicable to common shares                                             $    (2,046)        $      (732)
                                                                                          ===========         ===========

Basic and diluted net income (loss) per common share                                      $     (0.06)        $     (0.02)
                                                                                          ===========         ===========

Weighted average number of common shares outstanding                                       32,856,003          31,452,294
                                                                                          ===========         ===========



                             See accompanying notes

                              TELULAR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                             SIX MONTHS ENDED MARCH 31,

                                                                                              1998                1997
                                                                                          -----------         -----------
Net product sales to third parties                                                        $    22,364         $    12,164
Net product sales to related parties                                                                -              17,633
                                                                                          -----------         -----------
Total net product sales                                                                        22,364              29,797

Royalty and royalty settlement revenue                                                          1,377                 218
                                                                                          -----------         -----------

Total revenue                                                                                  23,741              30,015

Cost of sales                                                                                  17,611              22,377
                                                                                          -----------         -----------

Gross profit                                                                                    6,130               7,638

Engineering and development expenses                                                            4,325               2,727
Selling and marketing expenses                                                                  3,385               2,028
General and administrative expenses                                                             2,287               2,863
Provision for doubtful accounts                                                                    50                 231
Amortization                                                                                      508                  40
                                                                                          -----------         -----------

Loss from operations                                                                           (4,425)               (251)

Other income                                                                                      565                 260
                                                                                          -----------         -----------

Net income (loss)                                                                         $    (3,860)        $         9

Less: Cumulative dividend on redeemable preferred stock                                          (469)                  -

Net income (loss) applicable to common shares                                             $    (4,329)        $         9
                                                                                          ===========         ===========

Basic and diluted net income (loss) per common share                                      $     (0.13)        $      0.00
                                                                                          ===========         ===========

Weighted average number of common shares outstanding                                       32,762,020          31,447,644
                                                                                          ===========         ===========



                             See accompanying notes

                             TELULAR CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                                            ADDITIONAL                            TOTAL
                                                   PREFERRED     COMMON      PAID-IN                TREASURY   STOCKHOLDERS'
                                                     STOCK        STOCK      CAPITAL     DEFICIT      STOCK       EQUITY
                                                   ----------   ---------   ---------   ---------   ---------   ---------
Balance at September 30, 1997                      $     -      $     322   $ 111,143   $ (84,159)  $  (1,607)  $  25,699

Proceeds from the issuance of
  common stock                                           -              2         149        -           -            151

Stock issued in connection with
  services                                               -           -            116        -           -            116

Conversion of preferred stock
  to common stock                                        -              4       1,410        -           -          1,414

Stock issued in connection with the
  equity investment in Wireless Domain                   -              5       1,714        -           -          1,719

Stock issued in connection with
  services relating to redeemable
  preferred stock                                        -              1         149        -           -            150

Cumulative dividend on redeemable
  preferred stock                                        -           -           -           (469)       -           (469)

Net loss for period from October 1,
   1997 to March 31, 1998                                -           -           -         (3,860)       -         (3,860)
                                                   ----------   ---------   ---------   ---------   ---------   ---------

Balance at March 31, 1998                          $     -      $     334   $ 114,681   $ (88,488)  $  (1,607)  $  24,920
                                                   ==========   =========   =========   =========   =========   =========


                             See accompanying notes

                              TELULAR CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                              SIX MONTHS ENDED MARCH 31,
                                                                                               1998                1997
                                                                                             --------            --------
OPERATING ACTIVITIES:
Net income (loss)                                                                            $ (3,860)           $      9
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities
   Depreciation                                                                                   917                 405
   Amortization                                                                                   508                 133
   Stock issued for compensation and services                                                     116                  94
   Equity in net income of affiliate                                                              (84)                 43
   Changes in assets and liabilities:
      Receivables, net                                                                          2,579               3,439
      Inventories, net                                                                         (3,089)              1,275
      Prepaid expenses, deposits and other                                                     (1,758)               (731)
      Accounts payable                                                                         (1,305)             (4,446)
      Accrued liabilities                                                                         228                (260)
                                                                                             --------            --------
Net cash provided by (used in) operating activities                                            (5,748)                (39)

INVESTING ACTIVITIES:
Investment in affiliate                                                                          -                   (250)
Acquisition of property and equipment                                                          (1,306)             (1,000)
                                                                                             --------            --------
Net cash used in investing activities                                                          (1,306)             (1,250)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock                                                        151                 279
                                                                                             --------            --------
Net cash provided by financing activities                                                         151                 279
                                                                                             --------            --------

Net increase (decrease) in cash and cash equivalents                                           (6,903)             (1,010)

Cash and cash equivalents, beginning of period                                                 28,451              12,838
                                                                                             --------            --------
Cash and cash equivalents, end of period                                                     $ 21,548            $ 11,828
                                                                                             ========            ========


                             See accompanying notes

                              TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements for the fiscal year ended September 30, 1997.

2.       INVENTORIES

         The components of inventories consist of the following (000's):

                                                                        MARCH 31,            SEPTEMBER 30,
                                                                          1998                   1997
                                                                        --------             -------------
                                                                      (unaudited)
         Raw materials                                                $   6,141                  $  6,344
         Work in process                                                  1,669                       455
         Finished goods                                                   5,302                     3,155
                                                                      ---------                  --------
                                                                         13,112                     9,954
         Less: Reserve for obsolescence                                     592                       523
                                                                      ---------                  --------
                                                                      $  12,520                  $  9,431
                                                                      =========                  ========

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

                              TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998

                                                     Six months ended March 31,
                                                     1998                 1997
                                                   --------             --------
                                                              (000's)
         Total revenue                              $23,741             $30,015
         Net income (loss)                           (3,900)             (1,635)

         Basic and diluted net income (loss)
           per common share                           (0.13)              (0.05)

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

5.       REDEEMABLE PREFERRED STOCK

         During fiscal 1997, the Company issued 20,000 shares (10,000 shares on April 16, 1997 and 10,000 shares on June 6, 1997) of Series A Convertible Preferred Stock (the "Preferred Stock") for $18.8 million which is net of issuance cost of $1.2 million. The Preferred Stock automatically converts to Common Stock on April 16, 1999 or October 16, 1999, depending on the conversion price, and includes the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the NASDAQ closing bid prices for the Company's Common Stock. In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of :
         (i) a consolidation or merger with another company; (ii) sale or transfer of substantially all assets; or (iii) 50% change in ownership. The redemption price upon holder redemption is the greater of $1,250 per share and the cash equivalent of the defined conversion formula on the date of redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of common stock of the Company using a defined conversion formula based upon the NASDAQ closing bid prices for the Company's common stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999 for $1,200 per share plus 120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to the stockholders of the Company.

                              TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998

         The Preferred Stock reflects a beneficial conversion feature that allows holders to convert the security to common stock of the Company at a discount. The amount of the discount is determined using NASDAQ closing bid prices for the Company's common stock. During fiscal year 1997, the Company recorded $2.2 million of amortization of preferred stock beneficial conversion discount. The offset entry to amortization of preferred stock beneficial conversion discount increased redeemable preferred stock by $2.2 million. This amount will accrete to the Company's common stock and additional paid in capital accounts as shares of redeemable preferred stock are converted into shares of common stock of the Company. As of March 31, 1998, 1,200 shares of Preferred Stock had been converted into 409,498 shares of the Company's common stock.

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

         On March 2, 1998, the Company reached settlement in its patent infringement case against ORA Electronics, Inc. (formerly Alliance Research Corporation) and received the following from ORA Electronics,
         Inc.: $500,000 in cash, a $1,000,000 promissory note, 300,000 shares of ORA Electronics, Inc. common stock ("ORA stock") with a fair market value of $450,000, and the right to receive additional shares of ORA stock to ensure the fair market value received in stock is equivalent to $1,500,000 on February 1, 2000. The Company recorded royalty and royalty settlement revenue of $1,176,201 during the three months ended March 31, 1998 which is the amount equivalent to the fair market value of cash and assets received on March 2, 1998, net of legal fees. The Company deferred recognition of an additional $700,000 of royalty and royalty settlement revenue (net of additional legal fees) during the three months ended March 31, 1998 which is the amount equivalent to the value of additional shares of ORA stock or the appreciation of ORA stock currently held which would be necessary to increase the value of ORA stock to an aggregate of $1,500,000 on February 1, 2000.

8.       RECLASSIFICATION

         Certain amounts in the March 31, 1997 financial statements have been reclassified to conform to the March 31, 1998 presentation.

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

Although the Company has licensed its patented technology to a limited number of other companies and has received royalty revenues in return, these revenues have not prior to fiscal year 1998, represented a significant portion of the Company's gross revenues, and so have been reported as net sales on the Company's consolidated statements of operations. On March 2, 1998, the Company received $1.2 million in royalties pursuant to a settlement entered into with ORA Electronics, Inc., a company that had been using the Company's patented technology without a license.

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


RESULTS OF OPERATIONS

SECOND QUARTER FISCAL 1998 COMPARED TO SECOND QUARTER FISCAL 1997

Net Product Sales. Net product sales of $9.8 million for the three months ended March 31, 1998 decreased from $11.4 million for the three months ended March 31, 1997. Net product sales, excluding net product sales to a large Motorola wireless local loop (WLL) project in Hungary during second quarter of fiscal 1997, increased 80% from $5.4 million for the three months ended March 31, 1997 to $9.8 million for the three months ended March 31, 1998. FWT net product sales, excluding net product sales to Hungary during second quarter of fiscal 1997, increased 168% from $2.8 million for the three months ended March 31, 1997 to $7.6 million for the three months ended March 31, 1998. This increase primarily resulted from shipments to WLL projects in Guinea, West Africa and the Philippines.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased to $1.3 million during the second quarter of fiscal 1998, compared to the second quarter of fiscal 1997, due primarily to the royalty settlement of $1.2 million with ORA Electronics, Inc. (see financial statement footnote 7 above). No royalty or royalty settlement revenue was recorded in the second quarter of fiscal 1997.

Gross Profit. Second quarter fiscal 1998 gross profit increased by $0.5 million compared to the same period of fiscal 1997. The increase is due to the increase in royalty and royalty settlement revenue, which is partially offset by lower overall total revenue during the second quarter fiscal 1998.

Engineering and Development Expenses. Engineering and development expenses of $2.3 million during the second quarter of fiscal 1998, increased approximately 64% or $0.9 million over the second quarter of fiscal 1997. The increase relates to the Company's increased focus on developing additional analog and digital FWTs, including its acquisition of Wireless Domain Incorporated, which increased the Company's engineering staff by 30 engineers.

Selling and Marketing Expenses. Selling and marketing expenses for the second quarter of fiscal 1998 increased 82% or $0.8 million compared to the same quarter of fiscal 1997. The increase was primarily a result of the Company's effort to market its new products and increase its sales force to support worldwide sales coverage.

General and Administrative Expenses (G&A). G&A for the second quarter of fiscal 1998 decreased 7% compared to the same quarter of fiscal 1997. The decrease is primarily attributable to the reduction or elimination of expenditures, primarily through personnel reductions, as well as leveraging resources.

Provision for doubtful accounts. The provision for doubtful accounts expense decreased from the same quarter of fiscal 1997 due to improvement in the Company's collections experience.

Amorization. Amortization expense increased from the same quarter of fiscal 1997 due to the amortization of goodwill recorded in connection with the acquisition of Wireless Domain Incorporated on November 10, 1997.

Other Income. Other income during the fiscal quarter of fiscal 1998 increased by $0.2 million compared to the same quarter of fiscal 1997. The increase is primarily due to higher interest income due to higher cash balances during the first quarter of fiscal 1998 compared to the same quarter of fiscal 1997.

Net Income (loss). The Company recorded a net loss of ($1.8) million or ($0.06) per share for the first quarter in fiscal 1998 compared to a loss of ($0.7) million or ($0.02) per share in the same quarter of fiscal 1997.

Net income (loss) applicable to common shares. After giving effect to the cumulative preferred stock dividend of $0.2 million for the second quarter of fiscal 1998, net loss applicable to common shares of ($2.0) million or ($0.06) per share compares to a loss of ($0.7) million or ($0.02) per share in the same quarter of fiscal 1997.


FIRST HALF FISCAL 1998 COMPARED TO FIRST HALF FISCAL 1997

Net Product Sales. Net product sales of $22.4 million for the six months ended March 31, 1998 decreased from $29.8 million for the six months ended March 31, 1997. Net product sales, excluding net product sales to a large Motorola wireless local loop (WLL) project in Hungary during the first half of fiscal 1997, increased 84% from $12.2 million for the six months ended March 31, 1997 to $22.4 million for the six months ended March 31, 1998. FWT net product sales, excluding net product sales to Hungary during the first half of fiscal 1997, increased 129% from $7.7 million for the six months ended March 31, 1997 to $17.8 million for the six months ended March 31, 1998. This increase primarily resulted from shipments to WLL projects in Guinea, West Africa and the Philippines.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased from $0.2 million to $1.4 million during the first half of fiscal 1998, compared to the first half of fiscal 1997, due primarily to the royalty settlement of $1.2 million with ORA Electronics, Inc. (see financial statement footnote 7 above).

Gross Profit. First half of fiscal 1998 gross profit decreased by $1.5 million compared to the same period of fiscal 1997. The decrease was primarily due to lower sales during the six months ended March 31, 1998, which were partially offset by the increase in royalty and royalty settlement revenue during the first half of fiscal 1998.

Engineering and Development Expenses. Engineering and development expenses of $4.3 million during the first six months of fiscal 1998, increased approximately 59% or $1.6 million over the first six months of fiscal 1997.

The increase relates to the Company's increased focus on developing additional analog and digital FWTs, including its acquisition of Wireless Domain Incorporated, which increased the Company's engineering staff by 30 engineers.

Selling and Marketing Expenses. Selling and marketing expenses for the first half of fiscal 1998 increased 67% or $1.4 million compared to the period of fiscal 1997. The increase was primarily a result of the Company's efforts to market its new products and increase its sales force to support worldwide sales coverage.

General and Administrative Expenses (G&A). G&A for the first half of fiscal 1998 decreased 20% compared to the same half of fiscal 1997. The decrease is primarily attributable to the reduction or elimination of expenditures, primarily through personnel reductions, as well as leveraging resources.

Provision for doubtful accounts. The provision for doubtful accounts expense decreased from the same half of fiscal 1997 due to improvement in the Company's collections experience.

Amorization. Amortization expense increased from the same half of fiscal 1997 due to the amortization of goodwill recorded in connection with the acquisition of Wireless Domain Incorporated on November 10, 1997.

Other Income. Other income during the first half of fiscal 1998 increased by $0.3 million compared to the same period of fiscal 1997. The increase is primarily due to higher interest income due to higher cash balances during the first half of fiscal 1998 compared to the same half of fiscal 1997.

Net Income (loss). The Company recorded a net loss of ($3.9) million or ($0.12) per share for the first half in fiscal 1998 compared to a profit of $9 thousand or less than one cent per share in the same half of fiscal 1997.

Net income (loss) applicable to common shares. After giving effect to the cumulative preferred stock dividend of $0.5 million for the first half of fiscal 1998, net loss applicable to common shares of ($4.3) million or ($0.13) per share compares to a profit of $9 thousand or less than one cent per share in the same half of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $21.5 million in cash and cash equivalents with a working capital surplus of $34.9 million.

From an operating standpoint, the Company used $5.8 million of cash during the six months ended March 31, 1998 compared to the cash neutral position for the same fiscal period last year. The use of cash primarily relates to an increase in inventory for new products and the net loss for the six months ended March 31, 1998.

Cash used for capital spending was approximately $1.3 million during the six months ended March 31, 1998 compared to $1.0 million during the same period last fiscal year. The increase during the first half of fiscal 1998 primarily relates to upgrades to the Company's information systems and purchases of test equipment for new products.

Financing activities provided $0.2 million during the first six months of fiscal 1998, compared to $0.3 million during the same period in fiscal 1997. The $0.2 million provided during the six months ended March 31, 1998 resulted from the issuance of common stock in connection with stock option exercises in accordance with the Company's Amended and Restated Stock Option Plan.

On April 23, 1997, the Company entered into a Loan and Security Agreement with Sanwa Business Credit Corporation that, among other things, provides a credit facility with a loan limit of $20.0 million (the "Loan"). Borrowings under the Loan are subject to borrowing base requirements and other restrictions. Under the Loan and Security Agreement, the Company is required to comply with certain affirmative and negative covenants. The

Loan matures on April 23, 2000. As of March 31, 1998, the Company's borrowing capacity under the Loan provisions was $11.2 million although there have been no borrowings and none are contemplated in the near term.

During fiscal 1997, the Company issued 20,000 shares (10,000 shares on April 16, 1997 and 10,000 shares on June 6, 1997) of Series A Convertible Preferred Stock (the "Preferred Stock") for $18.8 million, which is net of issuance cost of $1.2 million. The Preferred Stock automatically converts to Common Stock on April 16, 1999, or October 16, 1999, depending on the conversion price and includes the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the NASDAQ closing bid prices for the Company's Common Stock. In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of a (i) consolidation or merger with another company; (ii) sale or transfer of substantially all assets; or (iii) 50% change in ownership. The redemption price upon holder redemption is the greater of $1,250 per share and the cash equivalent of the defined conversion formula on the date of redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of common stock of the Company using a defined conversion formula based upon the NASDAQ closing bid prices for the Company's common stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999 for $1,200 per share plus 120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to the
stockholders of the Company.   As of March 31, 1998, 1,200 shares of preferred
stock have been converted into 409,498 shares of the Company's common stock.

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

YEAR 2000 ISSUE

Recently, national attention has focused on the potential problems and associated costs resulting from computer programs that have been written using two digits rather than four to define the applicable year. These programs treat all years as occurring between 1900 and 1999 and do not self-correct to reflect the upcoming change in the century. If not corrected, computer applications could fail or create erroneous results by or at the year 2000.

Management believes that only minor modifications will be required to its internal software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The cost of such modifications is not expected to have a material adverse effect on the Company's results of operations and will be funded through operating cash flows. The Company has determined that it has no exposure to contingencies related to the year 2000 issue for products it has sold.

The Company has also initiated a formal review of its significant suppliers and large customers to determine the extent to which the Company would be vulnerable if those third parties' fail to remedy year 2000 issues. The Company anticipates completing this review prior to December 31, 1998.

The cost of the Company's efforts and the date on which the Company believes it will complete its year 2000 compliance efforts reflect management's current estimates based upon available information. Management will continue to monitor this issue, particularly the possible impact of third-party year 2000 compliance on the Company's operations, and will modify its estimates if warranted.

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

Comparison of the first half of fiscal 1998, with the first half of fiscal 1997 does not fully reflect the performance trend for fiscal 1998. Sales for the first half of fiscal year 1997 were unusually high as a result of sales to the Hungary project of $17.6 million, representing 59% of first half of fiscal 1997 total revenue. The absence of sales to the Hungary project in the first half of fiscal 1998 was mostly offset by increased sales to new projects. During the six months ended March 31, 1998, the Company announced that it received approximately $11 million of new WLL business in Guinea, West Africa and the Philippines. The Company expects demand for FWTs to continue to grow and is cultivating other revenue opportunities that it believes will contribute to future revenue growth.

To capitalize on the anticipated growth in the market for FWTs, the Company accelerated its product development plan for fiscal 1998. On November 10, 1997, the Company added 30 additional engineers to its staff when it acquired the remaining 50% of Wireless Domain Incorporated. The Company's strategy continues to be to introduce fixed wireless terminals that will address the radio standards serving 85 percent of all cellular subscribers by the year 2000. The Company plans to continue to devote substantial resources to product development.

Based upon observed trends, the Company believes that the market for FWTs is undergoing substantial growth. The Company is seeking to capitalize on the anticipated growth by devoting resources across the Company to meet the anticipated needs of the market.

Statements contained in this filing, other than historical statements, consist of forward-looking information. The Company's actual results may vary considerably from those discussed in the "Outlook" section and elsewhere in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended September 30, 1997, include the risk that technological change could render the Company's technology obsolete, the risk of litigation, the Company's ability to develop new products, the Company's dependence on contractors and Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, the potential for redemption of preferred stock, the effects of control by existing shareholders, the effect of changes in management, intense industry competition, and uncertainty in the development of wireless service generally.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 2, 1998, the Company reached settlement in its patent infringement case against ORA Electronics, Inc. (formerly Alliance Research Corporation) and received the following from ORA Electronics, Inc.: $500,000 in cash, a $1,000,000 promissory note, 300,000 shares of ORA Electronics, Inc. common stock ("ORA stock") with a fair market value of $450,000, and the right to receive additional shares of ORA stock to ensure the fair market value received in stock is equivalent to $1,500,000 on February 1, 2000 (see financial statement footnote 7 above).

ITEM 2.  CHANGES IN SECURITIES AND RECENT SALES OF UNREGISTERED SECURITIES

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

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal quarter ended March 31, 1998, the Company issued: (i) 15,568 shares of Common Stock valued at $41,847 to the law of firm of Hamman and Benn for legal services; (ii) 7,448 shares of Common Stock valued at $14,002 to the law of firm of Bellows & Bellows for legal services; (iii) 5,373 shares of Common Stock valued at $11,350 to Kenneth E. Millard in connection with the Company's bonus plan; (iv) 2,686 shares of Common Stock valued at $5,675 to Robert C. Montgomery in connection with the Company's bonus plan; and (v) 2,686 shares of Common Stock valued at $5,675 to Daniel D. Giacopelli in connection with the Company's bonus plan. Each issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as it did not involve a public offering of securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's Annual Meeting of Shareholders was held on January 27, 1998. The number of shares issued and outstanding and entitled to vote was 32,613,843. There were present at said meeting, in person or by proxy, shareholders holding 27,012,819 shares of common stock, that is 82.8% of the stock outstanding, and entitled to vote, which constituted a quorum.

The first matter voted upon was the election of the Board of Directors. The directors elected were as follows:

                                              For                    Withheld
John E. Berndt                             26,744,785                 268,034
William L. DeNicolo                        26,738,385                 274,434
Larry J. Ford                              26,744,785                 268,034
Daniel D. Giacopelli                       26,743,885                 268,934
Richard D. Haning                          26,742,385                 270,434
Kenneth E. Millard                         26,736,135                 276,684
Robert C. Montgomery                       26,743,285                 269,534
Mark R. Warner                             26,742,885                 269,934

All nominees for Director were elected.

The second matter voted upon was to approve the issuance by the Company of certian shares of common stock on the conversion of the Company's Series A Convertible Preferred Stock. Votes on this matter were: 14,607,012 For, 709,924 Against, 126,465 Abstentions and Broker Non-Votes were 11,569,418.

The third matter voted upon was to amend the Ratification of Ernst & Young LLP as Independent Auditors for the year ending September 30, 1998. Votes on this matter were: 26,895,694 For, 53,665 Against, 63,460 Abstentions, and Broker Non-Votes were 0.

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

3.3                 Amendment No. 2 to Certificate           Filed as Exhibit 3.3 to the
                    of Incorporation                         Registration Statement

3.4                 By-Laws                                  Filed as Exhibit 3.4 to the
                                                             Registration Statement

4.1                 Loan Agreement with LaSalle              Filed as Exhibit 4.1 to Form
                    National Bank and Amendment              10-K filed December 27, 1995
                    thereto

4.2                 Debenture Agreements dated               Filed as Exhibit 4.2 to Form
                    December 11, 1995                        10-K filed December 27, 1995

4.3                 Certificate of Designations,             Filed as Exhibit 99.2 to Form
                    Preferences, and Rights of               8-K filed April 25, 1997
                    Series A Convertible Preferred
                    Stock

4.4                 Loan and Security Agreement              Filed as Exhibit 4.2 to Form
                    with Sanwa Business Credit               10-Q filed August 14, 1997
                    Corporation

10.1                Consulting Agreement with                Filed as Exhibit 10.1 to the
                    William L. DeNicolo                      Registration Statement

10.2                Employment Agreement with                Filed as Exhibit 10.1 to Form
                    Kenneth E. Millard                       10-Q filed August 14, 1996

10.3                Stock Option Agreement with              Filed as Exhibit 10.2 to Form
                    Kenneth E. Millard                       10-Q filed August 14, 1996

10.4                Stock Purchase Agreement By              Filed as Exhibit 10.3 to Form
                    and Among Telular Corporation            10-Q filed August 14, 1996
                    and TelePath Corporation
                    (which has changed its name to
                    Wireless Domain, Incorporated)

10.5                Appointment of Larry J. Ford             Filed as Exhibit 10.2 to Form
                                                             10-Q filed May 1, 1995

10.6                Option Agreement with                    Filed as Exhibit 10.6 to Form
                    Motorola Dated November 10,              10-K filed December 26,
                    1995                                     1996(1)

10.7                Stock Purchase Agreement                 Filed as Exhibit 10.11 to the
                    between Motorola, Inc. and               Registration Statement
                    Telular Corporation dated
                    September 20, 1993

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

10.10               Amended and Restated                     Filed as Exhibit 10.15 to the
                    Shareholders Agreement dated             Registration Statement (1)
                    November 2, 1993

10.11               Amendment No. 1 to Amended               Filed as Exhibit 10.24 to the
                    and Restated Shareholders                Registration
                    Agreement, dated January 24,
                    1994

10.12               Amendment No. 2 to Amended               Filed as Exhibit 10.5 to the Form
                    and Restated Shareholders                10-Q filed July 28, 1995
                    Agreement, dated June 29, 1995

10.13               Amended and Restated                     Filed as Exhibit 10.16 to the
                    Registration Rights Agreement            Registration Statement
                    dated November 2, 1993

10.14               Amendment No. 1 to Amended               Filed as Exhibit 10.25 to the
                    and Restated Registration Rights         Registration Statement
                    Agreement, dated January 24,
                    1994

10.15               Amended and Restated                     Filed as Exhibit 10.17 to Form
                    Employee Stock Option Plan               10-K filed December 26, 1996

10.16               Stock Option Grant to                    Filed as Exhibit 10.7 to Form
                    Independent Directors                    10-Q filed July 28, 1995

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

10.19               Securities Purchase Agreement            Filed as Exhibit 99.3 to
                    dated June 6, 1997, by and               Registration Statement on Form
                    between Telular Corporation              S-3, Registration No. 333-
                    and purchasers of the Series A           27915, as amended by
                    Convertible Preferred Stock              Amendment No. 1 filed June 13,
                                                             1997, and further Amended by
                                                             Amendment No. 2 filed July 8,
                                                             1997 ("Form S-3")

10.20               Registration Rights Agreement            Filed as Exhibit 99.4 to Form
                    dated June 6, 1997, by and               S-3
                    between Telular Corporation
                    and purchasers of the Series A
                    Convertible Preferred Stock

10.21               Agreement and Plan of Merger             Filed as Exhibit 10.21 to Form
                    by and among Wireless Domain             10-K filed December 19, 1997
                    Incorporated (formerly
                    TelePath), Telular-WD (a
                    wholly-owned subsidiary of
                    Telular) and certain stockholders
                    of Wireless Domain
                    Incorporated

10.22               Employment Agreement with                Filed as Exhibit 10.22 to Form
                    Dan Giacopelli                           10-Q filed February 13, 1998.

10.23               Employment Agreement with                Filed as Exhibit 10.23 to Form
                    Robert Montgomery                        10-Q filed February 13, 1998.

11                  Statement regarding                      Filed herewith
                    computation of per share
                    earnings

27                  Financial data schedule                  Filed herewith

99                  Cautionary Statements Pursuant           Filed as Exhibit 99 to Form
                    to the Securities Litigation Act         10-K filed December 19, 1997
                    of 1995

(1) Confidential treatment granted with respect to certain portions of documents.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  Telular Corporation
                                  -------------------



Date      May 15, 1998            By:  /s/ Kenneth E. Millard
     -------------------------        -----------------------------------
                                      Kenneth E. Millard
                                      President & Chief Executive Officer



Date    May 15, 1998                    /s/ Jeffrey L. Herrmann
     -------------------------        -----------------------------------
                                      Jeffrey L. Herrmann
                                      Senior Vice President &
                                      Chief Financial Officer

                                 EXHIBIT INDEX

NUMBER              DESCRIPTION                   REFERENCE
------              -----------                   ---------

3.1                 Certificate of                Filed as Exhibit 3.1 to
                    Incorporation                 Registration Statement No.
                                                  33-72096 (the "Registration
                                                  Statement")

3.2                 Amendment No. 1 to            Filed as Exhibit 3.2 to the
                    Certificate of                Registration Statement
                    Incorporation

3.3                 Amendment No. 2 to            Filed as Exhibit 3.3 to the
                    Certificate of                Registration Statement
                    Incorporation

3.4                 By-Laws                       Filed as Exhibit 3.4 to the
                                                  Registration Statement


4.1                 Loan Agreement with           Filed as Exhibit 4.1 to Form
                    LaSalle National Bank and     10-K filed December 27, 1995
                    Amendment thereto

4.2                 Debenture Agreements          Filed as Exhibit 4.2 to Form
                    dated December 11, 1995       10-K filed December 27, 1995

4.3                 Certificate of                Filed as Exhibit 99.2 to Form
                    Designations,                 8-K filed April 25, 1997
                    Preferences, and Rights
                    of Series A Convertible
                    Preferred Stock

4.4                 Loan and Security             Filed as Exhibit 4.2 to Form
                    Agreement with Sanwa          10-Q filed August 14, 1997
                    Business Credit
                    Corporation

10.1                Consulting Agreement with     Filed as Exhibit 10.1 to the
                    William L. DeNicolo           Registration Statement

10.2                Employment Agreement with     Filed as Exhibit 10.1 to Form
                    Kenneth E. Millard            10-Q filed August 14, 1996


10.3                Stock Option Agreement        Filed as Exhibit 10.2 to Form
                    with Kenneth E. Millard       10-Q filed August 14, 1996

10.4                Stock Purchase Agreement      Filed as Exhibit 10.3 to Form
                    By and Among Telular          10-Q filed August 14, 1996
                    Corporation and TelePath
                    Corporation (which has
                    changed its name to
                    Wireless Domain,
                    Incorporated)

10.5                Appointment of Larry J.       Filed as Exhibit 10.2 to Form
                    Ford                          10-Q filed May 1, 1995


10.6                Option Agreement with         Filed as Exhibit 10.6 to Form
                    Motorola dated November       10-K filed December 26,
                    10, 1995                      1996(1)

10.7                Stock Purchase Agreement      Filed as Exhibit 10.11 to the
                    between Motorola, Inc.        Registration Statement
                    and Telular Corporation
                    dated September 20, 1993

10.8                Patent Cross License          Filed as Exhibit 10.12 to the
                    Agreement between             Registration Statement (1)
                    Motorola, Inc. and
                    Telular Corporation,
                    dated March 23, 1990 and
                    Amendments No. 1, 2 and 3
                    thereto

10.9                Exclusive Distribution        Filed as Exhibit 10.14 the
                    and Trademark License         Registration Statement (1)
                    Agreement between Telular
                    Canada Inc. and the
                    Company, dated April 1,
                    1989, and Amendments
                    thereto

10.10               Amended and Restated          Filed as Exhibit 10.15 to the
                    Shareholders Agreement        Registration Statement (1)
                    dated November 2, 1993

10.11               Amendment No. 1 to            Filed as Exhibit 10.24 to the
                    Amended and Restated          Registration Statement
                    Shareholders Agreement,
                    dated January 24, 1994

10.12               Amendment No. 2 to            Filed as Exhibit 10.5 to the
                    Amended and Restated          Form 10-Q filed July 28, 1995
                    Shareholders Agreement,
                    dated June 29, 1995

10.13               Amended and Restated          Filed as Exhibit 10.16 to the
                    Registration Rights           Registration Statement
                    Agreement dated November
                    2, 1993

10.14               Amendment No. 1 to            Filed as Exhibit 10.25 to the
                    Amended and Restated          Registration Statement
                    Registration Rights
                    Agreement, dated January
                    24, 1994

10.15               Amended and Restated          Filed as Exhibit 10.17 to Form
                    Employee Stock Option         10-K filed December 26, 1996
                    Plan

10.16               Stock Option Grant to         Filed as Exhibit 10.7 to Form
                    Independent Directors         10-Q filed July 28, 1995

10.17               Securities Purchase           Filed as Exhibit 99.1 to Form
                    Agreement dated April 16,     8-K filed April 25, 1997
                    1997, by and between
                    Telular Corporation and
                    purchasers of the Series
                    A Convertible Preferred
                    Stock

10.18               Registration Rights           Filed as Exhibit 99.3 to Form
                    Agreement dated April 16,     8-K filed April 25, 1997
                    1997, by and between
                    Telular Corporation and
                    purchasers of the Series
                    A Convertible Preferred
                    Stock

10.19               Securities Purchase           Filed as Exhibit 99.3 to
                    Agreement dated June 6,       Registration Statement on Form
                    1997, by and between          S-3, Registration No.
                    Telular Corporation and       333-27915, as amended by
                    purchasers of the Series      Amendment No. 1 filed June 13,
                    A Convertible Preferred       1997, and further Amended by
                    Stock                         Amendment No. 2 filed July 8,
                                                  1997 ("Form S-3")


10.20               Registration Rights           Filed as Exhibit 99.4 to Form
                    Agreement dated June 6,       S-3
                    1997, by and between
                    Telular Corporation and
                    purchasers of the Series
                    A Convertible Preferred
                    Stock

10.21               Agreement and Plan of         Filed as Exhibit 10.21 to Form
                    Merger by and among           10-K filed December 19, 1997
                    Wireless Domain
                    Incorporated (formerly
                    TelePath), Telular-WD (a
                    wholly-owned subsidiary
                    of Telular) and certain
                    stockholders of Wireless
                    Domain Incorporated

10.22               Employment Agreement with     Filed as Exhibit 10.22 to Form
                    Dan Giacopelli                10-Q filed February 13, 1998.

10.23               Employment Agreement with     Filed as Exhibit 10.23 to Form
                    Robert Montgomery             10-Q filed February 13, 1998.

11                  Statement regarding           Filed herewith
                    computation of per share
                    earnings

27                  Financial data schedule       Filed herewith

99                  Cautionary Statements         Filed as Exhibit 99 to Form
                    Pursuant to the               10-K filed December 19, 1997
                    Securities Litigation Act
                    of 1995




(1) Confidential treatment granted with respect to certain portions of documents.