Form 10-Q
period 1998-06-30
TELULAR CORP
filed 1998-08-13
CIK 915324

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period from___to___.

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


               Yes  X                   No
                  -----

The number of shares outstanding of the Registrant's common stock, par value $.01, as of June 30, 1998, the latest practicable date, was 33,971,676 shares.

                               TELULAR CORPORATION
                                      INDEX



PART I - FINANCIAL INFORMATION                                                                PAGE NO.
                                                                                              --------
Item 1.  Financial Statements:

           Consolidated Balance Sheets
             June 30, 1998 and September 30, 1997                                                3

           Consolidated Statements of Operations
             Three Months Ended June 30, 1998 and
             June 30, 1997                                                                       4

           Consolidated Statements of Operations
             Nine Months Ended June 30, 1998 and
             June 30, 1997                                                                       5

           Consolidated Statement of Stockholders' Equity
             Period from September 30, 1997 to June 30, 1998                                     6

           Consolidated Statements of Cash Flows
             Nine Months Ended June 30, 1998 and
             June 30, 1997                                                                       7

           Notes to the Consolidated Financial Statements                                        8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              15

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Recent Sales of Unregistered Securities                       16

Item 6.  Exhibits and Reports on Form 8-K                                                        16

Signatures                                                                                       20

Exhibit Index                                                                                    21

                               TELULAR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  JUNE 30,       SEPTEMBER 30,
                                                                                    1998             1997
                                                                                  ---------        ---------
ASSETS                                                                           (UNAUDITED)
     Current assets:
          Cash  and cash equivalents                                              $  21,754        $  28,451
          Receivables:
              Trade, net of allowance for doubtful accounts of
                $307 and $426 at June 30, 1998
                and September 30, 1997, respectively                                  4,649            6,527
              Related parties                                                           733            4,670
                                                                                  ---------        ---------
                                                                                      5,382           11,197
          Inventories, net                                                            9,927            9,431
          Prepaid expenses and other current assets                                   1,323              500
                                                                                  ---------        ---------
     Total current assets                                                            38,386           49,579
     Property and equipment, net                                                      4,926            3,611
     Other assets:
          Intangible assets, net                                                        375              461
          Goodwill                                                                    4,473              -
          Investment in Affiliate                                                       -              3,851
          Deposits and other                                                            528               51
                                                                                  ---------        ---------
                                                                                      5,376            4,363
                                                                                  ---------        ---------
     Total assets                                                                 $  48,688        $  57,553
                                                                                  =========        =========

LIABILITIES, REDEEMABLE PREFERRED STOCK
AND STOCKHOLDERS' EQUITY
     Current liabilities:
          Accounts payable:
            Trade                                                                 $   3,344        $   3,764
            Related parties                                                              83            3,640
          Accrued liabilities                                                         2,436            3,142
                                                                                  ---------        ---------
     Total current liabilities                                                        5,863           10,546

     Commitments and contingencies                                                      -                -

     Redeemable Preferred Stock:
          Series A convertible preferred stock, $.01 par value;
            $17,645 and $20,386 liquidation preference at June 30, 1998 and September 30, 1997, respectively; 21,000 shares
            authorized at June 30, 1998 and September 30, 1997;
            16,706 shares and 20,000 shares issued and outstanding
            at June 30, 1998 and September 30, 1997, respectively                    18,116           21,308

     Stockholders' equity:
          Preferred stock, $.01 par value; 9,979,000 shares
            authorized at June 30, 1998 and September 30, 1997;
            none outstanding                                                            -                -
          Common stock; $.01 par value; 75,000,000 shares
            authorized; 33,971,676 and 31,684,073 outstanding
            at June 30, 1998 and September 30, 1997, respectively                       346              322
          Additional paid-in capital                                                117,228          111,143
          Deficit                                                                   (91,258)         (84,159)
          Treasury stock, 560,000 shares at cost                                     (1,607)          (1,607)
                                                                                  ---------        ---------
     Total stockholders' equity                                                      24,709           25,699
                                                                                  ---------        ---------
     Total liabilities, redeemable preferred stock and stockholders' equity       $  48,688        $  57,553
                                                                                  =========        =========


                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED JUNE 30,

                                                                  1998                1997
                                                              ------------        ------------
Net product sales to third parties                            $      8,604        $      5,237
Net product sales to related parties                                   -                    43
                                                              ------------        ------------
Total net product sales                                              8,604               5,280

Royalty and royalty settlement revenue                                  53                 164
                                                              ------------        ------------

Total revenue                                                        8,657               5,444

Cost of sales                                                        6,675               4,750
                                                              ------------        ------------

                                                                     1,982                 694

Engineering and development expenses                                 1,787               2,014
Selling and marketing expenses                                       1,562               1,004
General and administrative expenses                                  1,024               1,476
Provision for doubtful accounts                                         25                 -
Amortization                                                           236                 103
                                                              ------------        ------------

Loss from operations                                                (2,652)             (3,903)

Other income/(expense)                                                 103                 (70)
                                                              ------------        ------------

Net loss                                                      $     (2,549)       $     (3,973)
                                                              ============        ============

Less: Amortization of preferred stock beneficial
      conversion discount                                              -                (2,000)

Less: Cumulative dividend on redeemable preferred stock               (222)                -

Net loss applicable to common shares                          $     (2,771)       $     (5,973)
                                                              ============        ============

Basic and diluted net loss per common share                   $      (0.08)       $      (0.19)
                                                              ============        ============

Weighted average number of common shares outstanding            33,543,529          31,542,630
                                                              ============        ============


                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED JUNE 30,

                                                                  1998                1997
                                                              ------------        ------------
Net product sales to third parties                            $     30,970        $     17,402
Net product sales to related parties                                   -                17,676
                                                              ------------        ------------
Total net product sales                                             30,970              35,078

Royalty and royalty settlement revenue                               1,429                 632
                                                              ------------        ------------

Total revenue                                                       32,399              35,710

Cost of sales                                                       24,284              27,128
                                                              ------------        ------------

                                                                     8,115               8,582

Engineering and development expenses                                 6,245               4,741
Selling and marketing expenses                                       4,945               3,033
General and administrative expenses                                  3,308               4,340
Provision for doubtful accounts                                         75                 230
Amortization                                                           708                 143
                                                              ------------        ------------

Loss from operations                                                (7,166)             (3,905)

Other income/(expense)                                                 758                 (59)
                                                              ------------        ------------

Net loss                                                      $     (6,408)       $     (3,964)

Less: Amortization of preferred stock beneficial
      conversion discount                                              -                (2,000)

Less: Cumulative dividend on redeemable preferred stock               (691)                -

Net loss applicable to common shares                          $     (7,099)       $     (5,964)
                                                              ============        ============

Basic and diluted net loss per common share                   $      (0.21)       $      (0.19)
                                                              ============        ============

Weighted average number of common shares outstanding            33,022,511          31,479,306
                                                              ============        ============


                             See accompanying notes

                               TELULAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 ADDITIONAL                             TOTAL
                                         PREFERRED     COMMON     PAID-IN                  TREASURY  STOCKHOLDERS'
                                           STOCK       STOCK      CAPITAL     DEFICIT       STOCK      EQUITY
                                         ---------   ---------   ----------  ---------    ---------  -------------
Balance at September 30, 1997            $     -     $     322   $ 111,143   $ (84,159)   $  (1,607)  $  25,699

Proceeds from the issuance of
  common stock                                 -             2         148         -            -           150

Deferred compensation related
  to stock options                             -           -           138         -            -           138

Stock issued in connection with
 services                                      -             1         218         -            -           219

Conversion of preferred stock
  to common stock                              -            15       3,718         -            -         3,733

Stock issued in connection with the
  equity investment in Wireless Domain         -             5       1,714         -            -         1,719

Stock issued in connection with
  services relating to redeemable
  preferred stock                              -             1         149         -            -           150

Cumulative dividend on redeemable
  preferred stock                              -           -           -          (691)         -          (691)

Net loss for period from October 1,
    1997 to June 30, 1998                      -           -           -        (6,408)         -        (6,408)

                                         ---------   ----------------------------------------------------------
Balance at June 30,1998                  $     -     $     346   $ 117,228   $ (91,258)   $  (1,607)  $  24,709
                                         =========   ==========================================================


                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                              NINE MONTHS ENDED JUNE 30,
                                                                 1998            1997
                                                               --------        --------
OPERATING ACTIVITIES:
Net loss                                                       $ (6,408)       $ (3,964)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating activities
      Depreciation                                                1,344             729
      Amortization                                                  708             241
      Stock issued for compensation and services                    357             143
      Equity in net income of affiliate                             (84)             72
      Loss on sale of assets                                        -                22
      Changes in assets and liabilities:
           Receivables, net                                       5,815           6,820
           Inventories, net                                        (496)         (1,085)
           Prepaid expenses, deposits and other                  (1,567)           (889)
           Accounts payable                                      (3,977)           (544)
           Accrued liabilities                                     (513)          1,243
                                                               --------        --------
Net cash provided by (used in) operating activities              (4,821)          2,788

INVESTING ACTIVITIES:
Investment in affiliate                                             -              (250)
Acquisition of property and equipment                            (2,027)         (1,835)
Proceeds from disposal of equipment                                 -                 9
                                                               --------        --------
Net cash used in investing activities                            (2,027)         (2,076)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock                          150             279
Proceeds from the issuance of redeemable preferred stock            -            18,807
                                                               --------        --------
Net cash provided by financing activities                           150          19,086
                                                               --------        --------

Net increase (decrease) in cash and cash equivalents             (6,698)         19,798

Cash and cash equivalents, beginning of period                   28,451          12,838
                                                               --------        --------
Cash and cash equivalents, end of period                       $ 21,754        $ 32,636
                                                               ========        ========


                             See accompanying notes

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


1.     BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1998. For further information, refer to the consolidated financial statements for the fiscal year ended September 30, 1997.

2.     INVENTORIES

       The components of inventories consist of the following (000's):

                                                       JUNE 30,           SEPTEMBER 30,
                                                         1998                 1997
                                                      -----------         -------------
                                                      (unaudited)
       Raw materials                                    $ 4,747              $ 6,344
       Work in process                                    1,618                  455
       Finished goods                                     4,207                3,155
                                                        -------              -------
                                                         10,572                9,954
       Less: Reserve for obsolescence                       645                  523
                                                        -------              -------
                                                        $ 9,927              $ 9,431
                                                        =======              =======

3.     INVESTMENT IN WIRELESS DOMAIN CORPORATION (FORMERLY TELEPATH CORPORATION)

       On June 28, 1996, the Company entered into an agreement with and acquired a 33% interest in Wireless Domain Incorporated (WD) in exchange for $1 million in cash and common stock of the Company valued at approximately $2.2 million. During the year ended September 30, 1997, the Company increased its equity ownership in WD to 50% by purchasing an additional 17% of WD in exchange for $0.5 million in cash and 150,000 shares of Common Stock valued at approximately $0.7 million.

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

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1998

                                                       Nine months ended June 30,
                                                       1998                  1997
                                                       ----                  ----
                                                                (000's)
       Total revenue                                 $32,399               $35,710
       Net loss                                       (6,448)               (4,614)

       Basic and diluted net loss
         per common share                              (0.21)                (0.20)

       Revenues would not change as a result of the acquisition as WD's revenues related entirely to amounts billed to the Company. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place at the beginning of the periods indicated or of future results of operations.

4.     CONVERTIBLE DEBENTURES

       On December 11, 1995, the Company issued $18 million in convertible debentures (the "Debentures") at 4% per annum, which matured on December 11, 1997. The Debentures were issued under the provisions of Regulation S as promulgated under the United States Securities Act of 1933, as amended. Holders of the Debentures were entitled, at their option any time after issuance until December 10, 1997, to convert principal and interest accrued thereon, in whole or in part, into shares of Common Stock using defined conversion formulas based on NASDAQ closing bids for the Common Stock. The Company was entitled, at its option any time commencing one year after issuance (and under certain circumstances prior to that date) through maturity, to require the holders to convert the principal and accrued interest into shares of Common Stock using defined conversion formulas based on NASDAQ closing bids for the common stock. As of November 30, 1996, the entire issuance of convertible debentures and all interest accrued thereon had been converted into approximately 7,033,000 shares of Common Stock.

5.     REDEEMABLE PREFERRED STOCK

       During fiscal 1997, the Company issued 20,000 shares (10,000 shares on April 16, 1997 and 10,000 shares on June 6, 1997) of Series A Convertible Preferred Stock (the "Preferred Stock") for $18.8 million which is net of issuance cost of $1.2 million. The Preferred Stock automatically converts to Common Stock on April 16, 1999 or October 16, 1999, depending on the conversion price, and includes the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the NASDAQ closing bid prices for the Common Stock. In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of : (i) a consolidation or merger with another company; (ii) sale or transfer of substantially all assets; or (iii) 50% change in ownership. The redemption price upon holder redemption is the greater of $1,250 per share and the cash equivalent of the defined conversion formula on the date of redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of Common Stock of using a defined conversion formula based upon the NASDAQ closing bid prices for Common Stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999 for $1,200 per share plus 120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to the stockholders of the Company.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1998

       The Preferred Stock reflects a beneficial conversion feature that allows holders to convert the security to Common Stock at a discount. The amount of the discount is determined using NASDAQ closing bid prices for the Common Stock. During fiscal year 1997, the Company recorded $2.2 million of amortization of Preferred Stock beneficial conversion discount. The offset entry to amortization of preferred stock beneficial conversion discount increased redeemable Preferred Stock by $2.2 million. This amount will accrete to the Common Stock and additional paid in capital accounts as shares of redeemable Preferred Stock are converted into shares of common stock of the Company. As of June 30, 1998, 3,294 shares of Preferred Stock had been converted into 1,475,250 shares of Common Stock.

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

8.     RECLASSIFICATION

       Certain amounts in the June 30, 1997 financial statements have been reclassified to conform to the June 30, 1998 presentation.

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

Although the Company has licensed its patented technology to a limited number of other companies and has received royalty revenues in return, these revenues have not, prior to fiscal year 1998, represented a significant portion of the Company's gross revenues, and so have been reported as net sales on the Company's consolidated statements of operations. On March 2, 1998, the Company received $1.2 million in royalties pursuant to a settlement entered into with ORA Electronics, Inc., a company that had been using the Company's patented technology without a license.

The Company is investing in new product development for both analog and digital fixed wireless terminals. As with any emerging market, it is difficult to predict the timing of the market demand. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in the Company's Annual Report on "Cautionary Statements Pursuant to the Securities Litigation Reform Act" which is attached as Exhibit 99 to the Form 10-K for the period ended September 30, 1997.


RESULTS OF OPERATIONS

THIRD QUARTER FISCAL 1998 COMPARED TO THIRD QUARTER FISCAL 1997

Net Product Sales. Third quarter fiscal 1998 sales increased 62% from $5.3 million for the three months ended June 30, 1997 to $8.6 million for the three months ended June 30, 1998. Sales of FWTs increased 94% from $3.2 million during the third quarter fiscal 1997 to $6.2 million during the third quarter fiscal 1998. The increase primarily resulted from strong sales in Europe and Africa, as well as increased business in the OEM sector. Sales of wireless security alarm products increased approximately 20% from $2.0 million during the three months ended June 30, 1997 to $2.4 million during the three months ended June 30, 1998.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenues of $0.1 million during the three months ended June 30, 1998 are $0.1 million less than last year.

Gross Profit. Third quarter fiscal 1998 gross profit nearly tripled from $0.7 million during third quarter 1997 to $2.0 million during the third quarter 1998. The increase resulted from the increase in volume, the introduction of new products at a lower cost and improvements in manufacturing efficiency.

Engineering and Development Expenses. Engineering and development expenses of $1.8 million during the third quarter of fiscal 1998, decreased 10% or $0.2 million over the third quarter of fiscal 1997. During the previous several quarters the Company had increasing engineering and development expenses as a result of efforts to bring new lower cost products and a wider range of products to market. Many of the new products were completed and introduced to market during the second and third fiscal quarters of 1998. As such, the Company scaled back engineering and development expenses by 10% during the third fiscal quarter of 1998.

Selling and Marketing Expenses. Selling and marketing expenses for the third quarter of fiscal 1998 increased 56% or $0.5 million compared to the same quarter of fiscal 1997. The increase was primarily a result of the Company's effort to market and sell its new products.

General and Administrative Expenses (G&A). G&A for the third quarter of fiscal 1998 decreased 31% compared to the same quarter of fiscal 1997. The decrease is primarily attributable to the reduction or elimination of expenditures and the leveraging of available resources.

Amorization. Amortization expense increased from the same quarter of fiscal 1997 due to the amortization of goodwill recorded in connection with the acquisition of Wireless Domain Incorporated on November 10, 1997.

Other Income/(Expense). Third quarter 1998 other income was $0.2 million more compared to the same period of 1997. The Company wrote-off fixed assets as a result of its relocation to Vernon Hills, Il. during fiscal 1997.

Net Loss. The Company recorded a net loss of ($2.5) million or ($0.08) per share for the third quarter in fiscal 1998 compared to a loss of ($4.0) million or ($0.13) per share in the same quarter of fiscal 1997.

Net loss applicable to common shares. After giving effect to the cumulative Preferred Stock dividend of $0.2 million in the second quarter of fiscal 1998, net loss applicable to Common Shares was ($2.8) million or ($0.08) per share compared to a loss of ($6.0) million or ($0.19) per share in the same quarter in fiscal 1997.

FIRST NINE MONTHS FISCAL 1998 COMPARED TO FIRST NINE MONTHS FISCAL 1997

Net Product Sales. Net product sales of $31.0 million for the nine months ended June 30, 1998 decreased from $35.1 million for the nine months ended June 30, 1997. Net product sales, excluding net product sales to a large Motorola wireless local loop "WLL" project in Hungary during the nine months ended June 30, 1997, increased 75% from $17.7 million for the nine months ended June 30, 1997 to $31.0 million for the nine months ended June 30, 1998. FWT net product sales, excluding net product sales to Hungary during the nine months ended June 30, 1997, increased 131% from $11.0 million for the nine months ended June 30, 1997 to $25.3 million for the nine months ended June 30, 1998. This increase primarily resulted from shipments to WLL projects in Guinea, West Africa and the Philippines.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased to $1.4 million during the nine months ended June 30, 1998, from $0.6 million for the same period of fiscal 1997, due primarily to the royalty settlement of $1.2 million with ORA Electronics, Inc. (see financial statement footnote 7 above).

Gross Profit. Gross Profit for the nine months ended June 30, 1998 decreased by $0.5 million compared to the same period in fiscal 1997. The decrease was primarily due to lower overall sales during the nine months ended June 30, 1998, and was partially offset by the increase in royalty and royalty settlement revenue during the nine months ended June 30, 1998.

Engineering and Development Expenses. Engineering and development expenses of $6.2 million during the first nine months of fiscal 1998, increased approximately 32% or $1.5 million over the first nine months of fiscal 1997. The increase relates to the Company's increased focus on developing additional analog and digital FWTs, including its acquisition of Wireless Domain Incorporated, which increased the Company's engineering staff by 30 engineers during the nine months ended June 30, 1998.

Selling and Marketing Expenses. Selling and marketing expenses for the nine months ended June 30, 1998 increased 63% or $1.9 million compared to the same period in fiscal 1997. The increase was primarily a result of the Company's efforts to market its new products and increase its sales force to support worldwide sales coverage.

General and Administrative Expenses (G&A). G&A for the first nine months of fiscal 1998 decreased 24% or $1.0 million compared to the same period in fiscal 1997. The decrease is primarily attributable to the reduction or elimination of expenditures and the leveraging of available resources.

Provision for doubtful accounts. The provision for doubtful accounts expense decreased during the nine months ended June 30, 1998 from the same period in fiscal 1997, due to improvement in the Company's collections experience.

Amorization. Amortization expense increased during the nine months ended June 30, 1998 from the same period in fiscal 1997, due to the amortization of goodwill recorded in connection with the acquisition of Wireless Domain Incorporated on November 10, 1997.

Other Income. Other income during the first nine months of fiscal 1998 increased by $0.8 million compared to the same period in fiscal 1997. The increase is primarily due to higher interest income due to higher cash balances during the nine months ended June 30, 1998, compared to the same period in fiscal 1997.

Net Loss. The Company recorded a net loss of ($6.4) million or ($0.19) per share for the nine months ended June 30, 1998, compared to a net loss of ($4.0) million or ($0.13) per share for the nine months ended June 30, 1997.

Net loss applicable to common shares. After giving effect to the cumulative preferred stock dividend of $0.7 million in the nine months ended June 30, 1998, net loss applicable to common shares was ($7.1) million or ($0.21) per share compared to a net loss applicable to common shares of ($6.0) million or ($0.19) per share during the same period in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had $21.8 million in cash and cash equivalents with a working capital surplus of $32.5 million.

The Company used $6.8 million of cash before financing activities during the nine months ended June 30, 1998 compared to $0.7 million of cash provided during the same period last year. The increased use of cash primarily relates to a decrease in accounts payable associated with lower inventory purchases during the three months ended June 30, 1998, and funding an additional cash net loss for the nine months ended June 30, 1998. Cash used for capital spending was approximately $2.0 million during the nine months ended June 30, 1998 compared to $1.8 million during the same period last fiscal year. The increase during the first nine months of fiscal 1998 primarily relates to upgrades to the Company's information systems and purchases of test equipment for new products.

Financing activities provided $0.2 million during the nine months ended June 30, 1998, compared to $19.1 million during the same period in fiscal 1997.

During fiscal 1997, the Company issued 20,000 shares (10,000 shares on April 16, 1997 and 10,000 shares on June 6, 1997) of Series A Convertible Preferred Stock (the "Preferred Stock") for $18.8 million, which is net of issuance cost of $1.2 million. The Preferred Stock automatically converts to Common Stock on April 16, 1999 or October 16, 1999, depending on the conversion price, and includes the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the NASDAQ closing bid prices for the Common Stock of the Company ("Common Stock"). In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of a (i) consolidation or merger with another company; (ii) sale or transfer of substantially all assets; or (iii) 50% change in ownership. The redemption price upon holder redemption is the greater of $1,250 per share and the cash equivalent of the defined conversion formula on the date of redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of Common Stock using a defined conversion formula based upon the NASDAQ closing bid prices for the Common Stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999 for $1,200 per share plus 120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to the stockholders of the Company. As of June 30, 1998, 3,294 shares of preferred stock have been converted into 1,475,250 shares of the Common Stock.

On April 23, 1997, the Company entered into a Loan and Security Agreement with Sanwa Business Credit Corporation that, among other things, provides a credit facility with a loan limit of $20.0 million (the "Loan"). Borrowings under the Loan are subject to borrowing base requirements and other restrictions. Under the Loan and Security Agreement, the Company is required to comply with certain affirmative and negative covenants. The Loan matures on April 23, 2000. As of March 31, 1998, the Company's borrowing capacity under the Loan provisions was $6.3 million although there have been no borrowings and none are contemplated in the near term.

The Company will use much of the capital raised in fiscal 1997 to fund new product development. Beyond its specific research and product development needs, expected future uses of cash include working capital requirements, marketing and sales support programs in anticipation of future revenues and certain capital expenditures. Based upon its current operating plan, the Company believes its existing capital resources, including the credit facility and proceeds from the issuance of the Preferred Stock, should enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The amount of royalty income from the Company's licensees is unpredictable, but could have an impact on the Company's actual cash flow.

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

The Company has also initiated a formal review of its significant suppliers and large customers to determine the extent to which the Company would be vulnerable if those third parties' fail to remedy year 2000 issues.The Company anticipates completing this review prior to December 31, 1998.

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

The Company expects fiscal 1998 sales levels to be approximately the same as in fiscal 1997. Sales to the Hungary project accounted for over $21.2 million, or approximately 44%, of total sales for fiscal 1997. Although sales to the Hungary project are not expected to be significant in fiscal 1998, the Company anticipates that new WLL business will replace the Hungary project business.

Comparison of the nine months ended June 30, 1998, with the same period in fiscal 1997 does not fully reflect the performance trend for fiscal 1998. Sales for the first nine months of fiscal year 1997 were strong as a result of sales to the Hungary project of $17.7 million, representing 49% of total revenue during the nine months ended June 30, 1997. The absence of sales to the Hungary project during the nine months ended June 30, 1998 has been mostly offset by sales to new projects. The Company previously announced that it will ship approximately $11 million of product to WLL projects in Guinea, West Africa and the Philippines during fiscal year 1998. The Company expects demand for FWTs to continue to grow and is cultivating other revenue opportunities that it believes will contribute to future revenue growth.

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

Statements contained in this filing, other than historical statements, consist of forward-looking information. The Company's actual results may vary considerably from those discussed in the "Outlook" section and elsewhere in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the Company's revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to the Company's Annual Report on Form 10-K for the period ended September 30, 1997, include the risk that technological change could render the Company's technology obsolete, the risk of litigation, the Company's ability to develop new products, the Company's dependence on contractors and Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, the potential for redemption of preferred stock, the effects of control by existing shareholders, the effect of changes in management, intense industry competition, and uncertainty in the development of wireless service generally.

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

Under the terms of the Loan and Security Agreement with Sanwa Business Credit Corporation that provides a credit facility up to $20 million, the Company is prohibited from paying cash dividends during the term of the loan.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal quarter ended June 30, 1998, the Company issued: (i) 17,550 shares of Common Stock valued at $39,390 to the law of firm of Hamman and Benn for legal services; (ii) 12,581 shares of Common Stock valued at $28,240 to the law of firm of Bellows & Bellows for legal services; (iii) 6,882 shares of Common Stock valued at $17,551 to Kenneth E. Millard in connection with the Company's bonus plan; (iv) 3,441 shares of Common Stock valued at $8,775 to Robert C. Montgomery in connection with the Company's bonus plan; and (v) 3,441 shares of Common Stock valued at $8,775 to Daniel D. Giacopelli in connection with the Company's bonus plan. Each issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as it did not involve a public offering of securities.

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

10.5                   Appointment of Larry J. Ford             Filed as Exhibit 10.2 to Form
                                                                10-Q filed May 1, 1995

10.6                   Option Agreement with                    Filed as Exhibit 10.6 to Form
                       Motorola Dated November 10,              10-K filed December 26, 1996(1)
                       1995

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

10.19                  Securities Purchase Agreement            Filed as Exhibit 99.3 to
                       dated June 6, 1997, by and               Registration Statement on Form
                       between Telular Corporation and          S-3, Registration No. 333-
                       purchasers of the Series A               27915, as amended by
                       Convertible Preferred Stock              Amendment No. 1 filed June 13,
                                                                1997, and further Amended by
                                                                Amendment No. 2 filed July 8,
                                                                1997 ("Form S-3")

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

(b)    Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                               Telular Corporation



Date      August 12, 1998                By: /s/ Kenneth E. Millard
     ---------------------------             -----------------------------------
                                             Kenneth E. Millard
                                             President & Chief Executive Officer



Date    August 12, 1998                      /s/ Jeffrey L. Herrmann
     ---------------------------             -----------------------------------
                                             Jeffrey L. Herrmann
                                             Senior Vice President & Chief Financial Officer

                                  EXHIBIT INDEX


NUMBER                 DESCRIPTION                              REFERENCE
------                 -----------                              ---------

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

10.5                   Appointment of Larry J. Ford             Filed as Exhibit 10.2 to Form
                                                                10-Q filed May 1, 1995

10.6                   Option Agreement with                    Filed as Exhibit 10.6 to Form
                       Motorola dated November 10,              10-K filed December 26, 1996(1)
                       1995

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

10.10                  Amended and Restated                     Filed as Exhibit 10.15 to the
                       Shareholders Agreement dated             Registration Statement (1)
                       November 2, 1993

10.11                  Amendment No. 1 to Amended               Filed as Exhibit 10.24 to the
                       and Restated Shareholders                Registration Statement
                       Agreement, dated January 24,
                       1994

10.12                  Amendment No. 2 to Amended               Filed as Exhibit 10.5 to the
                       and Restated Shareholders                Form 10-Q filed July 28, 1995
                       Agreement, dated June 29, 1995

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

10.19                  Securities Purchase Agreement            Filed as Exhibit 99.3 to
                       dated June 6, 1997, by and               Registration Statement on Form
                       between Telular Corporation and          S-3, Registration No. 333-
                       purchasers of the Series A               27915, as amended by
                       Convertible Preferred Stock              Amendment No. 1 filed June 13,
                                                                1997, and further Amended by
                                                                Amendment No. 2 filed July 8,
                                                                1997 ("Form S-3")

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

10.22                  Employment Agreement with                Filed as Exhibit 10.22 to Form
                       Dan Giacopelli                           10-Q filed February 13, 1998.

10.23                  Employment Agreement with                Filed as Exhibit 10.23 to Form
                       Robert Montgomery                        10-Q filed February 13, 1998.

11                     Statement regarding                      Filed herewith
                       computation of per share
                       earnings
                                                                Filed herewith
27                     Financial data schedule

99                     Cautionary Statements Pursuant           Filed as Exhibit 99 to Form
                       to the Securities Litigation Act         10-K filed December 19, 1997
                       of 1995






(1) Confidential treatment granted with respect to certain portions of documents.