Form 10-K
period 1998-09-30
TELULAR CORP
filed 1998-12-29
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                    FORM 10-K

          X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended September 30, 1998

                                        or

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

       As of November 20, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $13,796,490* (based upon the closing sales price of such stock as reported by the Nasdaq National Market on such date).

       The number of shares outstanding of the Registrant's Common Stock as of November 20, 1998, the latest practicable date, was 34,710,636 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE

       Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended September 30, 1998 are incorporated by reference in Part III of this Form 10-K.


     * Excludes the Common Stock held by Named Executive Officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at November 20, 1998. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant or that such person is controlled by or under common control with the registrant.

                                   PART I

  Item 1.  Business

  Background

  Overview

       Telular Corporation (the Company) is in the fixed wireless telecommunications industry. The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment (CPE) with cellular-type transceivers for use in wireless communication networks. Applications of the Company's technology include fixed wireless telecommunications as a primary service where wireline systems are unavailable, unreliable or uneconomical, as well as wireless backup systems for wireline telephone systems and wireless alarm signaling (WAS). The Company's principal product lines are: PHONECELL, a line of fixed wireless terminals (FWTs), and TELGUARD, a line of WAS products.

       In 1986, the Company acquired the intellectual property rights for its cellular interface concept and methodology. The Company's patents cover not only circuitry, but also the very concept and principles underlying the use of an intelligent interface device in conjunction with cellular-type transceivers and systems.

       In 1994, the Company completed an initial public offering (IPO) of its Common Stock, which raised approximately $56.4 million. The Company's stock is traded on the Nasdaq National Market System under the
  ticker symbol WRLS.   In 1995, the Company raised $18.0 million from the
  private placement of convertible debentures. In 1997, the Company raised $18.8 million from private placements of Series A Convertible Preferred Stock.

  Acquisitions

       In 1993, the Company acquired two companies: Telular International, Inc. (Telular International), formerly Codecom Rural Communications, located in Puerto Rico, and Telular-Adcor Security Products, Inc. located in Atlanta, formerly known as Adcor Electronics International, Inc. Both entities are wholly owned subsidiaries of the Company.

       Effective October 1, 1997, the Company acquired Wireless Domain Incorporated (WD). Prior to October 1, 1997, the Company had acquired 50% of WD in three separate transactions during 1997 and 1996. This transaction added 29 engineers to the Company.

  Wireless Telecommunications Overview

       The vast majority of the telephones in the world continue to be concentrated in a relatively small number of industrialized countries. While telecommunications infrastructure is a critical element of economic growth, most developing nations have telephone systems that are inadequate to sustain essential services. Thus, developing countries are seeking basic communications solutions that are cost effective and can be deployed rapidly to support aggressive economic development programs.

       The process of improving and expanding telephone networks using advanced wireless technology in developed and developing countries has created a major market for wireless telecommunication equipment such as the Company's FWT. In developed countries, mobile cellular systems have changed the way people communicate and have enjoyed phenomenal growth that is expected to continue in the future. In developing countries, wireless local loop (WLL) systems represent what is very often the fastest and most cost-effective way of providing basic telephone service. WLL systems are conventional cellular networks constructed and operated primarily for fixed users.

       The wireless alternative access (WAA) market involves FWTs operating on mobile cellular networks built primarily for handheld cellular phone users. For WAA applications, FWT sales generally begin developing after a new mobile network has been in operation for a few years, when the growth rate in new cellular phone subscribers slows and the mobile operator begins looking for new revenue sources. FWTs offer this opportunity because they are less costly to support as they are linked to a single cell site, generate more average airtime and operate mainly at off-peak times.

  Company Strategy

       The Company's strategy is to leverage twelve years of experience in the market, internationally-accepted products and court-tested patents into a continuing leadership position in the rapidly developing WLL and WAA FWT equipment industry. Global telecommunications equipment manufacturers together with national and international service providers are increasingly sharing the Company's vision that wireless systems in both developed and developing countries are well suited for use as basic telephone service networks. The key trends that are fueling the worldwide adoption of WLL/WAA programs include the following:

          .  Rapid acceptance of cellular communications;
          . An accelerating trend toward privatization of telecommunication service in both developed and developing countries;
          . Development and adoption of digital wireless transmission standards that enhance network capacity and service capability while significantly reducing the effective cost per subscriber served;
          . Service network providers acceptance of wireless network solutions as fast, cost effective answers to their customers' unfulfilled demand for telecommunications service; and
          . PCS licensing within the U.S., which should intensify competition by wireless service providers to capture wireline minutes of usage and the potential for a large bypass market.

      Target Markets and Product Applications

       The Company's fiscal year 1998 revenues have been primarily international, derived from the sale of PHONECELL FWTs for integration into WLL/WAA systems being installed in developing countries.Significant revenues are derived domestically from the Company's TELGUARD WAS product line.

       The Company's major opportunities can be grouped into four categories:

       . Wireless Basic Telephone Service;
       . Licensing of the Company's Technology and Sales to OEM customers; . Remote Monitoring and Supervisory Control and Data Acquisition
         (SCADA);
       . Disaster Recovery and Emergency Back-up Services.

       Wireless Basic Telephone Service

       Many countries are evaluating or have already deployed wireless basic telecommunications systems in conjunction with, or as an alternative to, the expansion of their basic wireline systems. The most significant market opportunity for the Company's products is for wireless basic telephone service in developing areas worldwide.

       Licensing of the Company's Technology and Sales to OEM Customers

       In response to the international demand for the Company's proprietary interface technology, the Company has been promoting the use of its interface technology in other telecommunication companies' products. This marketing strategy has resulted in licensing of the Companies technology and sales of component parts to OEMs. The Company expects to continue developing licensing and OEM arrangements.

       Remote Monitoring and Security Alarm Monitoring

       The use of fixed wireless cellular systems for remote monitoring and SCADA applications has been the most prevalent application of the Companies technology in developed countries, especially in the U.S.

       A major sub-group within this segment is WAS. Wireless Alarm Signaling was one of the first applications of the Company's technology and is a growing segment of the business. Use of the Company's specialized products allows an alarm monitoring system to automatically switch to a cellular network in the event of a telephone line failure, allowing alarms to be transmitted.

       Disaster Recovery and Back-Up Services

       Hundreds of major telephone network outages occur annually in the U.S. and other countries around the world. Today, with the widespread availability of cellular telephone networks, a readily available and cost-effective solution is possible with the Company's technology.

       The Company's products are installed in hospitals, financial institutions, airports, emergency response centers, public service centers and utility companies. The wireless back-up approach allows businesses to take advantage of situations where wireless service may be a desirable option to wired phone service. For example, wireless service may be used for overflow traffic relief when regular telephone lines become blocked due to usage or for least-cost routing for long distance where wireless may be less expensive than local exchange carrier rates.


  Technology and Products

  Core Technology

       The Company's core patented technology is an intelligent interface (the Invention) that permits standard wireline CPE to operate on wireless networks. The Company's products containing the Invention provide the capability to bridge wireline telecommunications CPE and wireless networks. The Invention provides a standard dial tone, off-hook detection signal and other signals usually provided by the Local Exchange Carrier (LEC), through its tip and ring wired local loop connection, which automatically generates a send signal to the cellular transceiver once the user has finished entering the telephone number. The Company has incorporated this core technology into a variety of products and radio standards and continues to develop and exploit derivative products and technologies for customer-specific applications.

  Interface Technology

       The Company's products contain printed circuit boards that incorporate the Invention. The interface components that comprise the Invention are used in the Company's finished products and are also sold separately. In certain cases, the Company licenses its interface technology or patent rights to other companies, for which, in most cases, royalty fees are received. However, most of the Company's revenues have been generated through the sale of finished products.

  Transceivers

       The Company historically has contracted with several suppliers for the critical components of its products. The major exception to this policy has been transceiver units, which have been principally supplied by Motorola. The Company's interface technology is compatible with several other manufacturers' transceivers and the Company has been able to utilize transceivers from such manufacturers. In addition, the Company designs and builds its own radios for selected FWTs - see Research and Development below.

  The Company's Product Lines

       Products for WLL and WAA markets are marketed under the PHONECELL brand name. WAS products are marketed under the TELGUARD brand name. Future product offerings will reflect a continued evolution of existing product lines.

       During fiscal year 1998, the Company improved its FWT market position on the following major radio standards:

         AMPS (Advanced Mobile Phone System) - While the overall FWT market is shifting from analog cellular to digital cellular, there remains many opportunities for this mature analog cellular standard. When new digital mobile networks are installed in urban areas, the older analog infrastructure often is displaced and then redeployed for WLL use in the surrounding suburban area. The Company is the original supplier of analog FWTs and one of the few remaining analog suppliers, enabling it to capture a sizeable share of all new analog FWT business worldwide. During fiscal year 1998, the Company introduced two new cost reduced AMPS FWTs. These units have begun displacing lower featured and higher cost competitive units in several markets. In November 1998 the Company announced that it will supply a significant number of its AMPS fixed wireless terminals to the Rural Telephony Division of Telcel in Mexico during fiscal year 1999.

         GSM (Group System Mobile) - Despite the historical importance of analog, most planned FWT deployment in both WLL and WAA markets will be on one of the various digital standards. Digital is more desirable than analog because it provides superior capacity, voice privacy, higher transmission rates for fax and data, and additional user services such as caller identification and messaging. Last year, the Company introduced its first GSM FWT. Sales of this unit accounted for 35% of the Company's FWT business during fiscal year 1998. The Company will introduce its second generation GSM FWT (the SX4 GSM FWT) in the second quarter of fiscal year 1999. As the SX4 GSM FWT costs 30% less and has additional features, the Company expects to capture significantly more share of the GSM market with the SX4 GSM FWT.

         TDMA (Time Division Multiple Access) - Last year, the Company also introduced a new TDMA FWT which is a lower cost and higher quality product than its predecessor. Due to its smaller size, this unit is well suited for payphone and Least Cost Routing
         (LCR) applications. The Company has observed a rapid expansion of payphone opportunities recently. This product operates on the newer TDMA networks that are being constructed under the TDMA IS-136 standard. Most of the older TDMA networks are being upgraded to the new TDMA standard as well. TDMA networks are widely deployed in Africa, Central America and South America.

  Sales, Marketing and Service

  International Sales (Other than Canada)

       The international marketplace is characterized by new and repeat sales to established mobile cellular networks and to the emerging WLL programs throughout the world. The Company has built international sales and marketing teams made up of professionals with experience in the Middle-East, Latin America, Asia, Europe, and Africa. It has regional sales offices in Chicago, Illinois; Atlanta, Georgia; Miami, Florida; Oxford, England; Singapore; Hong Kong, Republic of China; Cape Town, South Africa; Budapest, Hungary; Sao Paulo, Brazil and Riga, Latvia. The ability to provide on-site customer technical assistance and support has been identified as a key selling requirement, and the larger regional offices aid in providing this important service.

  U.S. Sales

       The Company markets certain products in the U.S. directly via an OEM sales group in Chicago, Illinois. With the deployment of PCS networks in the U.S., the Company is focusing on establishing product development and supply relationships with network operators and PCS transceiver/infrastructure manufacturers and large telecommunication companies.

       The Company's TELGUARD line of products is marketed almost exclusively in the U.S.

  Sales to Canada

       In 1992, Telular Canada, Inc. (Telular Canada), an independent Toronto-based distributor of telecommunications products, purchased the Company's Canadian patents and the right to acquire the Company's technologies solely for use and sale within Canada.

  Service and Support

       The Company believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the wireless telecommunications equipment industry. The Company offers warranty and repair service for its products through three primary methods: (1) advance replacement kits shipped as warranty with orders, (2) in-house service and technical sales support technicians and engineers at its Vernon Hills, Illinois and Hauppauge, New York facilities, as well as at certain regional sales offices and (3) authorized third party service centers in various regions of the world.

  Motorola Relationship

       In 1990, the Company entered into a cross-license agreement with Motorola Inc. (Motorola) under which the Company licensed to Motorola certain rights to manufacture, sell or use its Invention. The cross-license agreement allows the Company to use Motorola's transceivers in the Company's products.

       In 1993, the Company entered into an agreement with Motorola, whereby Motorola, through its Cellular Subscriber Sector (CSS), acquired an interest in the Company of approximately 19% and, pursuant to an option, subsequently increased its holdings to 20%. Motorola, after dilution due to the issuance of additional shares of Common Stock by the Company, now owns approximately 13.7% of the outstanding shares of the Company. Motorola obtained the right to representation on the Company's Board of Directors and presently has one director. This agreement provided the Company with access to certain of Motorola's engineering, technical service and other resources on a fee basis, subject to availability. In addition, Motorola makes its AMPS, Extended Total Access Communication System (ETACS), Narrow-band Advanced Mobile Phone System (NAMPS), TDMA, GSM, CDMA, Iridium and other transceivers available for purchase by the Company for use in its products when, if, and as available.

       In 1995, the Company expanded its relationship with Motorola. The Company was awarded a contract to supply a customized version of its ETACS PHONECELL product to Motorola's Cellular Infrastructure Group (CIG)
  for deployment in existing and future WLL projects in Hungary.   In
  addition, CIG agreed to purchase $100 million of the Company's FWTs and provide funding for engineering and product development activities over a three-year period, commencing January 1, 1996. During 1996 and 1997, the Company shipped $6 million and $21 million, respectively, of product under this agreement. No product was under this agreement during fiscal year 1998. Because of unfulfilled commitments of approximately $73 million, the Company is currently negotiating with Motorola for resolution of this contract, which expires on December 31, 1998.


  Research and Development

       The Company believes that its future success depends on its ability to adapt to the rapidly changing telecommunications environment and to continue to meet customers' needs. The Company is currently adapting its products to new wireless technologies and is working closely with several companies, including long-distance carriers, cellular service providers, telecommunications infrastructure providers and equipment manufacturers, to develop new products.

       The Company's research and development staff is comprised of approximately 50 engineers segregated into four teams. Each team is responsible for a specific cellular standard, such as: AMPS, Code Division Multiple Access (CDMA), GSM or TDMA. Additionally, the research area continually investigates methods by which the Company can reduce the cost of its products.

       The Company introduced several new PHONECELLs during fiscal year 1998. These included: two new analog AMPS FWTs, the SX3(i) AMPS and the SX3(e) AMPS; a new digital TDMA FWT, the SX2(e) TDMA; and a new digital CDMA FWT, the SX2(e) CDMA. All of these products cost less to make and have more features than predecessor versions. The SX3 AMPS units include a transceiver that was designed by the Company.

       The Company expects to introduce additional PHONECELLs during fiscal year 1999. The most significant new FWT is the SX4 GSM FWT. The SX4 GSM unit includes a transceiver that was designed by the Company, as well as the Company's Application Specific Integrated Circuit (ASIC). The ASIC chip replaces some 75 electronic components and a circuit board, which significantly reduces the cost from the predecessor version.


  Manufacturing

       Fabrication of the Company's products is accomplished through a combination of in-house manufacturing and subcontracting. The assembly of printed circuit board interfaces for both FWT and WAS products is performed at the Company's facility in Vernon Hills, Illinois. The Company has developed proprietary testing equipment and procedures to conduct comprehensive quality control and quality assurance throughout the manufacturing and assembly process. Quality programs are a high priority at the Company. The Vernon Hills facility became ISO 9001 certified during fiscal year 1998. The Company utilizes contract manufacturers to augment its manufacturing capability, thereby enabling it to more rapidly expand capacity when required to meet large orders. The Company's quality assurance department works closely with contract manufacturers to ensure compliance to the strict quality standards of the Company.

  Employees

       As of November 20, 1998, the Company had 165 employees, of which 30% are in sales and marketing, 30% in engineering and product development, 30% in manufacturing and 10% in finance and administration. None of the Company's employees are represented by organized labor.


  Competition

       The industry consists of major domestic and international telecommunications equipment companies, many of which have substantially greater financial, technical, marketing, sales, manufacturing, distribution and other resources than those of the Company, and includes companies such as Motorola, Northern Telecom, Ericsson, Nokia and Qualcomm. There are also international and domestic companies with fewer resources that make products that compete directly with the Company where the Company's patent protection is not available. The Company competes with these companies primarily by selling products that provide features and qualities not otherwise available on the market, by developing new products incorporating its technology and by promoting new applications of its existing product line. The Company's interface and its related technology have been, and will continue to be, afforded substantial protection in those markets in which it holds patents. In markets where the Company holds no patents, the Company competes directly with a range of competitors. Approximately 60% of the Company's fiscal year 1998 shipments were destined for foreign countries most of which afforded little or no patent protection.

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

       The Company has licensed its patent rights to Motorola, under an agreement in which Motorola is licensed to produce its own cellular interface. Motorola also sells fixed cellular products, and several other companies purchase Motorola's interface for inclusion in there own fixed cellular products. The Company receives a per unit royalty for any such products sold that are covered by the Company's patents. Motorola is a competitor with the Company in markets for analog AMPS and digital CDMA products both domestically and internationally.

       The Company has granted licenses under its patents to others for various uses and applications and continues to pursue such license arrangements. It may face competition from those licensees, their sublicensees or their customers.

       It is  inevitable  in  growing  markets  with  huge  potential  that
  competition will  increase.   Accordingly, some  of the  large  companies
  noted above have introduced FWTs to the marketplace.

  The Company believes its advantages over the competition are:

         Better focus/commitment - In the WLL market, the Company's only business is FWTs. Most often, competitors sell FWTs to support their infrastructure business.

         More experience - The Company has been in the FWT business for  12 years.

         Broader product line - The Company offers FWTs that operate on all major non-proprietary radio standards.


  Patents, Licenses and Other Intellectual Property

       The Company's success in the United States depends to an extent upon its ability to obtain and enforce intellectual property rights for its technology in the United States. With respect to its interface technology, the Company currently has seven United States patents, as well as 24 foreign patents and two pending foreign patent applications. The Company has successfully defended many of its patents in court.

  Principal Patent

       The patent for the Company's system for interfacing a standard telephone set with a radio transceiver, U.S. Patent No. 4,658,096 (the 096 Patent), was issued by the U.S. Patent Office on April 14, 1987 and expires on April 14, 2004. The 096 Patent has been filed in 16 countries and to date has been issued in all but one of these countries.

       The invention covered by the 096 Patent is an interface between a standard telephone and a cellular transceiver. The interface provides dial tone, off-hook detection signals and many of the other signals usually provided by regular wireline telephones. The interface also provides for the automatic generation of a send signal from the cellular transceiver once the telephone number has been entered.

  Continuation Patents

       In 1988 and 1990, the Company obtained two patents (U.S. Patent Nos. 4,775,997 and 4,922,517, respectively), the first of which is a continuation and broadening of the 096 Patent and the second of which is a continuation and further broadens the 096 Patent. These continuation patents expire on April 14, 2004. Also in 1988, the Company obtained a continuation-in-part of the 096 Patent, under U.S. Patent 4,737,975. Among other things, this patent allows the interface to be programmed to use three digit numbers, such as 911 or 411.

  Other Patents

       In 1992 and 1994, additional patents were granted to the Company (U.S. Patent Nos. 5,134,651 and 5,361,297) for a method and apparatus for providing answer supervision and an autonomous pay telephone. The Company has been granted several additional patents for self-diagnostics systems, payphones and answer supervision both in the U.S. and abroad. In addition, the Company has three patent applications in the U.S and 16 patent applications outside the U.S.

  Applicability of the Company's Patents to Emerging Wireless Technologies

       Although the Company believes its intelligent interface can be adapted to accommodate emerging wireless technologies, there can be no assurance that these new applications will fall within the scope of the existing patent protection.

  Licensing of Technology

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

    ADI                       (non-exclusive world-wide license for
                              manufacture and sale of  fixed wireless
                              terminals);

    Communications Mfg. Co.   (limited non-exclusive field of use license);

    Ora Electronics, Inc.     (limited non-exclusive field of use license);

    Ericsson Radio Systems AB (limited field of use patent license agreement);

    Nokia Mobile Phones, Ltd. (limited geographic license);

  Trademarks and Other Proprietary Information

       The Company has 11 registered trademarks which are: TELULAR plus design, TELULAR, CELJACK, PCSone , TELCEL, Hexagon Logo, PHONECELL, CELSERV, TELGUARD, CPX, and AXCELL. In addition, the Company has six registered Mexican trademarks covering the names and logos used for some of its products. The Company has 85 other foreign trademark registrations and 15 other foreign trademark applications.


  Item 2.  Properties

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


  Item 3.  Legal Proceedings

       Not applicable.


  Item 4.   Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                 PART II

  Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters

  Market Price of and Dividends on Common Stock

       The Company's Common Stock trades publicly on the Nasdaq National Market System under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 1998, 1997 and 1996, as reported by Nasdaq. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                      Quarter Ended during Fiscal 1998
                December 31  March 31  June 30  September 30
       High            4.03      3.09     2.50          1.94
       Low             1.91      1.81     1.84          0.96

                       Quarter Ended during Fiscal 1997
                December 31  March 31  June 30  September 30
       High            5.56      8.38     6.00          3.13
       Low             4.31      5.00     3.50          2.25

                       Quarter Ended during Fiscal 1996
                December 31  March 31  June 30  September 30
       High           15.37     10.50     9.00          6.62
       Low             8.00      2.00     4.12          4.12

       On November 20, 1998, there were approximately 376 shareholders of record, 7,804 beneficial shareholders and 34,710,636 shares of Common Stock outstanding. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future. Pursuant to the Company's Loan and Security Agreement with Sanwa Commercial Credit Corporation, the Company has agreed that, during the term of that agreement, the Company will not, without the consent of the lender, declare or pay any dividend or other distribution on any class of its stock.

       From October 2, 1998, until November 20, 1998 (the last practicable date), the price for the Company's Common Stock has closed in the range of $0.969 to $0.594 per share. On November 12, 1998, the Company received notification from Nasdaq that the Company has a 90-day period to bring itself back into compliance with the Nasdaq's rules, which require, among other things, that listed companies maintain a minimum stock price per share of one-dollar. On October 30, 1998, the Company announced that its Board of Directors will seek shareholder approval at its annual shareholder meeting on January 26, 1999, to effect a Reverse Stock Split. By effectuating the Reverse Stock Split, the Company expects to raise its Share price above one-dollar and bring itself back into compliance with this listing requirement.

  Recent Sales of Unregistered Securities

  Compensation

       In 1996, the Company entered into an employment agreement with Kenneth E. Millard, pursuant to which Mr. Millard agreed to serve as Chief Executive Officer and President of the Company. Under the Agreement, Mr. Millard is to eligible to receive an incentive bonus of $200,000, payable quarterly, based on performance targets established by the Board of Directors, a portion of which is to be paid in the form of shares of Common Stock of the Company (Common Stock) at fair market value. For the quarter ended December 31, 1997, the Company awarded Mr. Millard a bonus and in connection therewith issued Mr. Millard 5,373 shares of Common Stock valued at $11,350. For the quarter ended March 31, 1998, the Company awarded Mr. Millard a bonus and in connection therewith issued Mr. Millard 6,882 shares of Common Stock valued at $17,550. No bonuses were awarded for the three month periods ended June 30, 1998 and September 30, 1998.

       In 1997, the Company entered into an employment agreement with Robert C. Montgomery, pursuant to which Mr. Montgomery agreed to serve as Chief Operating Officer and Executive Vice President of the Company. Under the Agreement, Mr. Montgomery is eligible to receive an annual incentive bonus of $100,000 under the Company's Senior Management Bonus Plan, payable quarterly, a portion of which is to be paid in the form of shares of Common Stock at fair market value. For the quarter ended December 31, 1997, the Company awarded Mr. Montgomery a bonus and in connection therewith issued Mr. Montgomery 2,686 shares of Common Stock valued at $5,675. For the quarter ended March 31, 1998, the Company awarded Mr. Montgomery a bonus and in connection therewith issued Mr. Montgomery 3,441 shares of Common Stock valued at $8,775. No bonuses were awarded for the three month periods ended June 30, 1998 and September 30, 1998.

       In 1997, the Company entered into an employment agreement with Daniel D. Giacopelli, pursuant to which Mr. Giacopelli agreed to serve as Chief Technology Officer and Executive Vice President of the Company. Under the Agreement, Mr. Giacopelli is eligible to receive an annual incentive bonus of $100,000 under the Company's Senior Management Bonus Plan, payable quarterly, a portion of which is to be paid in the form of shares of Common Stock at fair market value. For the quarter ended December 31, 1997, the Company awarded Mr. Giacopelli a bonus and in connection therewith issued Mr. Giacopelli 2,686 shares of Common Stock valued at $5,675. For the quarter ended March 31, 1998, the Company awarded Mr. Giacopelli a bonus and in connection therewith issued Mr. Giacopelli 3,441 shares of Common Stock valued at $8,775. No bonuses were awarded for the three month periods ended June 30, 1998 and September 30, 1998.

       During the fiscal year ended September 30, 1998, the Company paid the law firm of Hamman and Benn aggregate fees of $479,913 for legal services, which payments were comprised of $300,060 in cash and 101,615 shares of Common Stock valued at $179,853. The Company also paid the law firm of Bellows and Bellows aggregate fees of $44,403 for legal services, which payments comprised of $426 in cash and 21,880 shares of Common Stock valued at $43,977.

       Each of the forgoing issuances of the Company's Common Stock did not involve a public offering of securities, and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1993, as amended.

  Item 6.  Selected Financial Data

       The following table is a summary of certain condensed statement of
  operations and balance sheet information of the Company.   The table sets
  forth-selected historical financial data of the Company for the years ended September 30, 1998, 1997, 1996, 1995 and 1994. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing elsewhere in this report.

                                     ---------Year ended September 30,-------
                                     1998     1997     1996     1995     1994
                                     -------  -------  -------  -------  -------
  Statement of operations data:
    Net product sales              38,784   48,417   27,271   33,031   17,734
    Net royalty and royalty
    settlement revenue              1,652      551      646      540      281
    Total revenue                  40,436   48,968   27,917   33,571   18,015
       Cost of Sales               30,571   37,881   23,906   27,530   13,326
                                  -------  -------  -------  -------  -------
                                    9,865   11,087    4,011    6,041    4,689

    Operating expenses             20,697   16,753   19,936   27,042   33,809
    Restructuring                       0        0   11,019        0        0
                                 --------  -------  -------   -------  -------
    Loss from operations          (10,832)  (5,666) (26,944) (21,001) (29,120)
       Net other income/
       (expense)                      428      364      351    1,340    1,187
                                 --------  -------  -------   -------  -------
    Net loss                      (10,404)  (5,302) (26,593) (19,661) (27,933)

    Less - amortization of
    preferred stock beneficial
    conversion discount                 0   (2,222)       0        0        0

    Less - cumulative dividend
    on redeemable preferred
    stock                            (895)    (395)       0        0        0
                                  -------  -------  -------  -------  -------

    Loss applicable to
    common shares                 (11,299)  (7,909) (26,593) (19,661) (27,933)
                                 --------  -------  -------  -------  -------
    Basic and diluted loss
    per common share                (0.34)   (0.25)   (0.96)   (0.84)   (1.25)
                                 ========  =======  =======  =======  =======
                                 Sept.30, Sept.30, Sept.30,  Sept.30, Sept.30,
                                     1998     1997     1996     1995     1994
    Balance sheet data:            -------   -------  -------  -------  -------
    Working capital                28,193   39,033   26,557   25,930   46,071
    Total assets                   48,812   57,553   41,939   54,747   61,242
    Long-term debt                      0        0    1,500   10,000        0
    Stockholder's equity           20,682   25,699   30,770   37,956   56,318

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

  Introduction

       The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which allows most standard wireline customer premises equipment -- phones, facsimile machines, computer modems, PBXs, and key systems, among others -- to operate over wireless telecommunications networks. Currently, the Company is devoting a substantial portion of its resources to international market development, extension of its core product line to new wireless standards, expansion, protection and licensing of its intellectual property rights and development of underlying radio technology.

       The Company's operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements Pursuant to the Securities Litigation Reform Act that is Exhibit 99 to this Form 10-K.


  Overview

       The Company has seen substantial growth in the market for FWTs in both WLL and WAA systems. The Company encountered heightened activity during fiscal year 1998 that gives it reason to believe that the FWT market is maturing. Excluding the Motorola WLL project in Hungary during fiscal year 1997, the Company quoted more contracts, shipped more product (42% more than fiscal year 1997) and observed more data that confirmed momentum in the FWT market than during any previous period. The major trends driving the market include a broad consumer acceptance of cellular communications, rapid privatization of telecommunications in developed and developing countries, adoption of digital wireless transmission standards that enhance network capacity and service, service network providers' acceptance of FWTs as cost-effective answers to customer demand for improved telecommunications and PCS licensing that will drive down the price of wireless communications and expand the number of users within the U.S. However, poor economic conditions in Asia, which negatively affected the Company's prospects during fiscal year 1998, may continue for some time.

       WLL, which is the core of the Company's FWT business in developing countries, involves cellular infrastructure employed predominately (and sometimes exclusively) for the fixed location user. Continued growth of the WLL market depends primarily on the pricing of WLL airtime service to the customer relative to available wireline prices, the relative local availability of WLL and wireline service, operator regulatory constraints on fixed cellular, and availability of money in a given country. These factors have contributed to the increase in the number of new WLL networks commissioned in 1998. Because FWT deployment lags network commissioning, the Company believes the pent up opportunity for its products is very large.

       WAA, which represents the majority of the Company's sales in developed countries, has primarily involved wireless back-up of existing wireline systems, and where wireline service is unavailable or unreliable, using mobile cellular networks built primarily for handheld cellular phone users. Management anticipates that additional FWT markets for WAA applications will develop as existing cellular networks mature and new networks and services are introduced. As capacity and price competition increase on new and existing cellular networks and the growth rate in new cellular phone subscribers slows, mobile cellular operators will be forced to look for new revenue sources. FWTs provide an excellent opportunity for cellular network operators, as they are less costly to support than mobile units (permanently linked to a specific cell site), generate more average airtime, and operate mainly at off-peak times. The number of FWTs presently operating on WAA networks exceeds that of WLL and is driven by the relative price for airtime, as well as by the large installed base of mobile networks worldwide. The Company has a number of undertakings that embody its strategy to capitalize on the growth it anticipates for FWTs. During fiscal year 1998, the Company added new personnel in each of its international sales offices and will continue to strengthen and build its sales and marketing organizations.

       The Company's product development program is designed to result in a line of FWTs over the next two years that will address the cellular radio standards projected to serve 85% of all cellular subscribers in the year 2000. During fiscal year 1998, the Company's FWTs continued to gain market position on its major radio standards (See Company Strategy in Item 1 above for more detail).

       The Company introduced several new PHONECELLs during fiscal year 1998. These included: two new analog AMPS FWTs, the SX3(i) AMPS and the SX3(e) AMPS; a new digital TDMA FWT, the SX2(e) TDMA; and a new digital CDMA FWT, the SX2(e) CDMA. All of these products cost less to make and have more features than predecessor versions. The SX3 AMPS units include a transceiver that was designed by the Company.

       The Company expects to introduce additional PHONECELLs during fiscal year 1999. The most significant new FWT is the SX4 GSM FWT. The SX4 GSM unit includes a transceiver that was designed by the Company, as well as, the Company's ASIC chip. The ASIC chip replaces some 75 electronic components and a circuit board, which significantly reduces the cost from the predecessor version.

       The Company has been negotiating licenses with a number of large international telecommunications companies. The Company has agreed to provide component circuit boards to QUALCOMM Incorporated. During fiscal year 1998, the Company agreed to license certain technologies to Ericsson Radio Systems AB and to Nokia Mobile Phone Ltd.

  Results of Operations


  Fiscal Year 1998 Compared to Fiscal Year 1997

       Net Product Sales. Net product sales of $38.8 million for the year ended September 30, 1998 decreased from $48.4 million for the year ended September 30, 1997. Net product sales, excluding net product sales to a large Motorola WLL project in Hungary during the year ended September 30, 1997, more than doubled from $17.7 million for the year ended September 30, 1997 to $38.8 million for the year ended September 30, 1998. This increase primarily resulted from shipments to WLL projects in The Philippines and Guinea, West Africa.

       Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased to $1.7 million during the year ended September 30, 1998, due primarily to the royalty settlement of $1.2 million with ORA Electronics, Inc. (See financial statement footnote 20)

       Engineering and Development Expenses. Fiscal year 1998 engineering and development expenses of $8.2 million, increased 36% or $2.2 million over fiscal year 1997. The increase relates to the Company's increased focus on developing additional analog and digital FWTs, including its acquisition of Wireless Domain, Incorporated, which significantly increased the Company's engineering staff.

       Selling and Marketing Expenses. Selling and marketing expenses for the year ended September 30, 1998 increased 61%, or $2.7 million, compared to the same period in fiscal year 1997. The increase was primarily a result of the Company's efforts to market its new products and increase its sales force to support worldwide sales coverage.

       General and Administrative Expenses (G&A). G&A for fiscal year 1998 decreased 25% or $1.5 million compared to the same period in fiscal year 1997. The decrease is primarily attributable to the reduction or elimination of expenditures and the leveraging of available resources.

       Provision for doubtful accounts. The provision for doubtful accounts expense decreased during fiscal year 1998 from fiscal year 1997, due to an improvement in the Company's collections experience.

       Amortization. Amortization expense increased during fiscal year 1998 from fiscal year 1997, due to the amortization of goodwill recorded in connection with the acquisition of Wireless Domain, Incorporated.

       Other Income. Other income during fiscal year 1998 decreased by $0.5 million compared to fiscal year 1997. The decrease is primarily due to the settlement of litigation with Global Tel*Link for $0.6 million during fiscal year 1998.

       Net Loss. The fiscal year 1998 net loss of $10.4 million compares to a net loss of $5.3 million in fiscal year 1997. The change in result for fiscal year 1998 resulted from lower overall volumes and increased investments in engineering and development and selling and marketing expenses in fiscal year 1998 compared to fiscal year 1997.

       Net loss applicable to common shares. After giving effect to the cumulative preferred stock dividend of $0.9 million in fiscal year 1998, net loss applicable to common shares of $11.3 million, or ($0.34) per share, compares to a net loss applicable to common shares of $7.9 million or ($0.25) per share, in fiscal year 1997. Fiscal year 1997 amounts include the preferred stock beneficial conversion discount of $2.2 million and the cumulative preferred stock dividend of $0.4 million.

  Fiscal Year 1997 Compared to Fiscal Year 1996

       Total Revenue. For the year ended September 30, 1997, total revenue increased 79% to $50.0 million from $27.9 million in fiscal year 1996. Sales of FWTs increased approximately 96% to $39.7 million in fiscal year 1997, due primarily to a $15.3 million increase in shipments to the WLL project in Hungary. Sales of WAS products increased 26% to $8.8 million in 1997.

       Engineering and Development Expenses. Fiscal year 1997 engineering and development expenses of $6.0 million, increased 23% over fiscal year 1996. This resulted from the Company's increased focus on developing analog and digital FWTs that will operate on additional radio standards.

       Selling and Marketing Expenses. Fiscal year 1997 selling and marketing expenses decreased 28% compared to fiscal year 1996. The Company, as part of the restructuring program, realigned its worldwide sales organization during fiscal year 1996. Lower levels of selling and marketing expense were maintained in fiscal year 1997.

       General and Administrative Expenses (G&A). Fiscal year 1997 G&A decreased 13% compared to fiscal year 1996. The decrease is essentially attributable to the reduction or elimination of expenditures, primarily through headcount reductions, achieved through the restructuring program implemented during the second and third fiscal quarters of fiscal year 1996.

       Allowance for Doubtful Accounts. The allowance for doubtful account expense decreased from fiscal year 1996 to fiscal year 1997, due to the collection of $0.5 million account receivable from one customer that was fully reserved for during fiscal year 1996 and an improvement in the Company's collection experience.

       Amortization Charges. Fiscal year 1997 amortization charges decreased by 43% compared to fiscal year 1996. Intangible assets written off as part of restructuring and impairment charges during fiscal year 1996 significantly reduced related amortization charges. The write-off reduced the intangible asset balance and related amortization charges in fiscal year 1997 compared to fiscal year 1996.

       Other Income (Expense). Other income for the year ended September 30, 1997, decreased by approximately $0.1 million compared to fiscal year 1996. This decrease was primarily the result of lower royalty income, which was partially offset by higher interest income, as cash balances in interest bearing accounts were higher in 1997 compared to 1996.

       Net Loss. The fiscal year 1997 net loss of $5.3 million compares to a net loss of $26.6 million in fiscal year 1996, an improvement of 80%. The improvement in fiscal year 1997 resulted from increased net sales and gross margins and lower operating expenses. The fiscal year 1996 net loss included restructuring and impairment charges of $11.0 million.

       Loss applicable to common shares. After giving effect to amortization of the preferred stock beneficial conversion discount of $2.2 million and cumulative preferred stock dividend of $0.4 million for fiscal year 1997 (see financial statement footnote 11), loss applicable to common shares of $7.9 million, or ($0.25) per share, compares to loss applicable to common shares of $26.6 million, or ($0.96) per share for fiscal year 1996.

  Liquidity and Capital Resources

       At September 30, 1998, the Company had $19.9 million in cash and cash equivalents and working capital of $28.2 million.

       Cash used for operations was $5.7 million for the year ended September 30, 1998, compared to $0.5 million of cash provided for the same period in 1997, due primarily to the increased operating loss.

       Cash used for capital expenditures and other investing activities was $3.0 million for the year ended September 30, 1998 compared to $3.6 million for the same fiscal period last year. The Company spent nearly the same amount for capital expenditures in both periods. In 1997, the Company used $0.5 million of cash to increase its equity position in Wireless Domain, Inc.

       Financing activities provided $0.2 million during fiscal year 1998, compared to $19.1 million during fiscal year in 1997. The fiscal year 1997 amount includes proceeds to the Company of $18.8 million resulting from the issuance of redeemable preferred stock.

       In 1997, the Company entered into a Loan and Security Agreement with Sanwa Business Credit Corporation that, among other things, provides a credit facility with a loan limit of $20.0 million (the Loan).
  Borrowings under the Loan are subject to borrowing base requirements and other restrictions. Under the Loan and Security Agreement, the Company is required to comply with certain affirmative and negative covenants. The Loan matures on April 23, 2000. As of September 30, 1998, the Company's borrowing capacity under the Loan provisions was $6.1 million although there have been no borrowings and none are contemplated in the near-term. The Company will use the Loan, as necessary, to provide working capital to support very large orders.

       In 1997, the Company issued 20,000 shares of Series A Convertible Preferred Stock (the Preferred Stock) for $18.8 million that is net of issuance cost of $1.2 million. The Preferred Stock automatically converts to Common Stock on April 16, 1999, or October 16, 1999, depending on the conversion price and includes the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the Nasdaq closing bid prices for the Company's Common Stock. Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to the stockholders of the Company. As of September 30, 1998, 3,494 shares of Preferred Stock had been converted into 1,581,170 shares of Common Stock.

       The Company is using much of the capital raised from the Preferred Stock offering to fund new product development. Beyond its specific research and product development needs, expected future uses of cash include working capital requirements, marketing and sales support programs in anticipation of future revenues and certain capital expenditures. Based upon its current operating plan, the Company believes its existing capital resources, including the credit facility and proceeds from the issuance of Preferred Stock, should enable it to maintain its current and planned operations through fiscal year 1999. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The amount of royalty income from the Company's licensees is unpredictable, but could have an impact on the Company's actual cash flow.

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

       From October 2, 1998, until November 20, 1998 (the last  practicable date), the price for the Company's Common Stock has closed in the range of $0.969 to $0.594 per share. On November 12, 1998, the Company received notification from Nasdaq that the Company has a 90-day period to bring itself back into compliance with the Nasdaq's rules, which require, among other things, that listed companies maintain a minimum stock price per share of one-dollar. On October 30, 1998, the Company announced that its Board of Directors will seek shareholder approval at its annual shareholder meeting on January 26, 1999, to effect a Reverse Stock Split. By effectuating a Reverse Stock Split, the Company expects to raise its Share price above one-dollar and bring itself back into compliance with this listing requirement.

       If the Company's stock is delisted from the Nasdaq National Market System, it would continue to be traded over the counter, but the delisting would likely adversely affect the attractiveness of the stock to many investors, including many institutional investors. In addition, delisting of the stock would give rise to a right on the part of the holders of the Company's Series A Convertible Preferred Stock (the Preferred Stock) to redeem their Preferred Stock at a redemption price per Share equal to the greater of (i) $1,250 and (ii) the product of the conversion rate at the time of delisting and the closing bid price immediately prior to that date. As of November 20, 1998, 13,506 Shares of Preferred Stock were issued and outstanding.


  Impact of the Year 2000 Issue

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

       Management has conducted a formal assessment of its significant information technology systems, including computers used in its production and manufacturing functions. Based upon this assessment, management believes that only minor modifications will be required to its internal software and hardware (imbedded chips) so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The cost of such modifications, including testing and implementation, is not expected to have a material adverse effect on the Company's results of operations and will be funded through operating cash flows. The Company expects to complete the implementation (final) phase of changes to its internal computer systems by January 31, 1999, however, there can be no assurance that such schedule will be met.

       The Company does not conduct any of its purchase transactions through computer systems that interface directly with suppliers. The Company has also initiated a formal assessment of its significant suppliers to determine the extent to which the Company would be vulnerable if those third parties' fail to remedy Year 2000 issues. To date, the Company has received written responses from approximately 1,200 of its 1,400 suppliers (86%). The Company has evaluated these responses and is now monitoring the progress of suppliers that are not fully ready for the Year 2000. Where the Company determines that critical suppliers will not be ready for the Year 2000, the Company will take appropriate actions.

       With respect to its customers, the Company currently has no material systems that interface directly with customers. Further, the Company has not entered into any significant supply contracts that extend beyond September 30, 1999. The Company's large customers beyond December 31, 1999 will likely be new customers due to the project nature of its business. In addition, as a global company that operates in many different countries, some of which may not be addressing the Year 2000 problem as aggressively as the United States, there can be no assurances that future customers will be Year 2000 compliant. Moreover, because markets for the Company's products are dependent on third parties, such as wireless local loop network providers, management cannot fully assess the impact that the Year 2000 problem will have on future sales.

       The Company has reviewed each of its product lines and has determined that its products will operate properly in the Year 2000 and beyond. However, for some industries, the Company's products are integrated with other company's products and sold as a combined product. There can be no assurances that such combined products, current and future, will operate properly in the Year 2000 and beyond.

       The cost of the Company's efforts to prepare for the Year 2000 which is estimated at $100,000 (including approximately $30,000 spent to date), and the date on which the Company believes it will complete its internal Year 2000 compliance efforts, reflect management's current estimates based upon available information. Management will continue to monitor this issue, particularly the possible impact of third-party Year 2000 compliance on the Company's operations, and will modify its estimates if warranted.

       Management believes that it has an effective program in place to resolve its internal Year 2000 issues in a timely manner. Nevertheless, because it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely effected by Year 2000 problems. The loss of revenue from such occurrences has not been estimated.


  Forward Looking Information

       Statements contained in this filing, other than historical statements, consist of forward looking information. The Company's actual results may vary considerably from those discussed in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to this filing, include the risk that technological change will render the Company's technology obsolete, the risk of litigation, the Company's ability to develop new product, the Company's dependence on contractors and Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, the potential for redemption of preferred stock, the effects of control by existing shareholders, global economic conditions, intense industry competition, the uncertainty in the development of wireless service generally, and the risk that the Company's Common Stock may be delisted from the Nasdaq National Market System for failure to increase its stock price over one dollar.

  Item 7a.  Quantitative and Qualitative Disclosure about Market Risk

       On March  2,  1998,  the Company  received  300,000  shares  of  ORA
  Electronics, Inc. common stock (ORA stock) in connection with the settlement of litigation (See financial statement footnotes 7 and 20). ORA stock is traded on Nasdaq's Over The Counter (OTC) system. Although ORA stock is subject to price fluctuations associated with all securities that are traded on the OTC system, the Company has the right to receive additional shares of ORA stock to ensure the fair market value of the settlement consideration received in stock is equivalent to $1.5 million on February 1, 2000.

       The Company frequently invests available cash and cash equivalents in short term instruments such as: certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of September 30, 1998.


  Item 8.  Financial Statements and Supplementary Data

  1. The following financial statements are included in Part II, Item 8 of this Form 10-K.
        Report of Independent Auditors ..................     17
        Consolidated Balance Sheets
        as of September 30, 1998 and 1997 ...............     18
        Consolidated Statements of Operations
        for the years ended September 30, 1998,
        1997 and 1996 ...................................     19
        Consolidated Statements of Stockholders'
        Equity for the years ended September 30,
        1998, 1997 and 1996 .............................     20
        Consolidated Statements of Cash Flows
        for the years ended September 30, 1998,
        1997 and 1996 ...................................     21
        Notes to Consolidated Financial Statements ......     22

                       Report of Independent Auditors



  The Board of Directors
  Telular Corporation


  We have audited the accompanying consolidated balance sheets of Telular Corporation as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedules listed in the Index at 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  /s/ ERNST & YOUNG LLP

  October 26, 1998

                             Telular Corporation

                         Consolidated Balance Sheets
                      (In Thousands, Except Share Data)
                                                 September 30
                                               1998        1997
                                               -------     -------
  Assets
  Current assets:
   Cash and cash equivalents                 $ 19,854    $ 28,451
   Receivables:
    Trade, less an allowance for doubtful
     accounts of $112 and $426, respectively    4,468       6,527
    Related parties                             1,268       4,670
                                              -------      ------
                                                5,736      11,197
    Inventories, net                           11,594       9,431
    Prepaid expenses and other current assets     853         500
                                              -------      ------
  Total current assets                         38,037      49,579
  Property and equipment, net                   5,496       3,611
  Other assets:
   Excess of cost over fair value of net
   assets acquired,less accumulated
   amortization of $785 in 1998                 4,111           0
   Intangible assets, less accumulated
   amortization of $845 and $384, respectively    250         461
   Investment in affiliate                          0       3,851
   Deposits and other                             918          51
                                              -------      ------
                                                5,279       4,363
                                              -------      ------
  Total assets                               $ 48,812    $ 57,553
                                             ========    ========


  Liabilities and stockholders' equity
  Current liabilities:
   Revolving line of credit                  $      0      $    0

   Accounts payable:
    Trade                                       5,138       3,764
    Related parties                             1,185       3,640
   Accrued liabilities                          3,521       3,142

  Total current liabilities                     9,844      10,546

  Commitments and Contingencies                     0           0

  Redeemable Preferred Stock:
  Series A convertible preferred stock,
    $.01 par value; $17,709 and $20,386
    liquidation preference at September
    30, 1998 and September 30, 1997,
    respectively; 21,000 shares authorized
    at September 30, 1998 and September 30,
    1997; 16,506 and 20,000 shares
    outstanding at September 30, 1998
    and September 30, 1997, respectively       18,286      21,308

  Stockholders' equity:
   Preferred stock, $.01 par value;
    9,979,000 shares authorized at
    September 30, 1998 and 1997; none
    outstanding                                     0           0
   Common stock, $.01 par value;
    40,000,000 shares authorized;
    34,137,190 and 31,684,073 outstanding,
    at September 30, 1998 and 1997,
    respectively                                  346         322
   Additional paid-in capital                 117,326     111,143
   Deficit                                    (95,458)    (84,159)
   Unrealized gain on investments                  75           0
   Treasury stock, 560,000 shares at cost      (1,607)     (1,607)
                                              -------      ------
  Total stockholders' equity                   20,682      25,699
                                              -------      ------
  Total liabilities and stockholders' equity $ 48,812    $ 57,533
                                             ========    ========

   See accompanying notes.

                             Telular Corporation
                    Consolidated Statements of Operations
                      (In Thousands, Except Share Data)

                                                Year ended September 30
                                               1998        1997      1996
                                            -------     -------   -------
  Revenue
    Net product sales to unrelated parties $ 38,784    $ 27,227  $ 18,642
    Net product sales to related parties          0      21,190     8,629
                                            -------     -------   -------
      Total net product sales                38,784      48,417    27,271

    Royalty and royalty settlement revenue    1,652         551       646
                                            -------     -------   -------
      Total revenue                          40,436      48,968    27,917
  Cost of sales                              30,571      37,881    23,906
                                            -------     -------   -------
                                              9,865      11,087     4,011
  Operating Expenses
    Engineering                               8,159       6,007     4,888
    Selling                                   7,248       4,510     6,254
    General and administrative                4,380       5,863     6,754
    Provision for (recovery of)
    doubtful accounts                           (72)       (231)      974
    Amortization                                982         604     1,066
    Restructuring and impairment charges          0           0    11,019
                                            -------     -------   -------
  Loss from operations                      (10,832)     (5,666)  (26,944)

  Other income (expense)
   Interest income                            1,327       1,009       936
   Interest expense                             (19)        (47)     (293)
   Equity in net loss of investments in
   affiliates                                     0        (204)      (41)
   Other                                       (880)       (394)     (251)
                                            -------     -------   -------
                                                428         364       351
                                            -------     -------   -------
  Net loss                                  (10,404)     (5,302)  (26,593)
  Less:  Amortization of
   redeemable preferred stock
   beneficial conversion discount                 0      (2,222)        0
  Less:  Cumulative dividend
   on redeemable preferred stock               (895)       (385)        0
                                            -------     -------   -------
  Loss applicable to common shares         $(11,299)   $ (7,909) $(26,593)

  Basic and diluted loss per common share    $ (.34)     $ (.25)    $(.96)
                                            ========    ========   =======
  Weighted-average number of
   common shares outstanding             33,229,366  31,507,622  27,655,964

  See accompanying notes.


                             Telular Corporation

               Consolidated Statements of Stockholders' Equity
                               (In Thousands)


                                            Additional                        Total
                           Preferred Common  Paid-in   Unrealized Treasury  Stockholder's
                             Stock    Stock  Capital      Gain      Stock     Equity
                           --------- ------  ---------  ---------- -------- ------------
  Balance at October 31, 1995    $ 0   $242       $ 0   $ (49,657) $(1,607)     $ 37,955
  Proceeds from issuances of
   common stock                    0      4       551           0        0           555
  Conversion of debentures
   into 6,655,315 shares
   of common stock                 0     67    16,598           0        0        16,665
  Stock issued in connection
   with the investment in
   Wireless Domain                 0      3     2,185           0        0         2,188
  Net loss for year ended
   September 30, 1996              0      0         0     (26,593)       0       (26,593)
                           --------- ------  ---------  ---------- -------- ------------
  Balance at September 30, 1996    0    316   108,311     (76,250)  (1,607)       30,770
  Proceeds from issuances
   of common stock                 0      1       329           0        0           330
  Conversion of debentures
   into 378,200 shares of
   common stock                    0      4     1,551           0        0         1,551
  Stock issued in connection
   with the investment in
   Wireless Domain                 0      1       694           0        0           695
  Amortization of redeemable
   preferred stock beneficial
   conversion discount             0      0         0      (2,222)       0        (2,222)
  Dividends on redeemable
   preferred stock                 0      0         0        (385)       0          (385)
  Stock issued for
   services rendered               0      0       258           0        0           258
  Net loss for year
   ended September 30, 1997        0      0         0      (5,302)       0        (5,302)
                           --------- ------  ---------  ---------- -------- ------------
  Balance at September 30, 1997    0    322   111,143     (84,159)       0        25,699

  Proceeds from issuances of
   common stock                    0      2       148           0        0           150
  Conversion of preferred
   stock to common stock           0     15     3,753           0        0         3,768
  Stock issued in connection
   with the purchase of
   Wireless Domain                 0      5     1,714           0        0         1,719
  Deferred compensation
   related to stock options        0      0       138           0        0           138
  Dividends on redeemable
   preferred stock                 0      0         0        (895)       0          (895)
  Stock issued in connection
   with services relating to
   redeemable preferred stock      0      1       149           0        0           150
  Stock issued for services
   and compensation                0      1       281           0        0           282
  Unrealized gain on investments   0      0         0           0       75            75
  Net loss for year ended
   September 30, 1998              0      0         0     (10,404)       0       (10,404)
                           --------- ------  ---------  ---------- -------- ------------
  Balance at September 30, 1998  $ 0  $ 346 $ 117,326   $  (95,458)    $ 75      $ 20,682
                            ======== ====== =========   ==========  ======= ============

 See accompanying notes.


                            Telular Corporation
                    Consolidated Statements of Cash Flows
                               (In Thousands)


                                                  Year ended September 30
                                                 1998      1997       1996
                                             --------- --------- ---------
  Operating activities
  Net loss                                  $ (10,404) $ (5,302) $ (26,593)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Depreciation                                1,622     1,016      1,064
    Amortization                                  982       604      1,066
    Inventory obsolescence expense              1,819       551      2,958
    Compensation expense related
     to stock options and grants                  138       179         99
    Interest on debentures                          0        55        209
    Common stock issued for
     services and compensation                    432        23          0
    Restructuring and impairment charges            0       319      9,839
    Equity in net loss of investments               0       204         41
    Loss on disposal of property and equipment      0         0         16
    Changes in assets and liabilities:
     Receivables                                2,840      (199)      (545)
     Related party receivables                  3,402    (3,225)     4,029
     Inventories                               (3,982)    2,810     (4,782)
     Prepaid expenses, deposits,  and other    (1,117)      (35)       216
     Accounts payable                          (1,470)    1,970     (1,363)
     Accrued liabilities                           18     1,550     (1,207)
                                             --------- --------- ---------
  Net cash provided by (used in)
   operating activities                        (5,720)      520    (14,953)

  Investing activities
  Investment in Wireless Domain                     0      (500)    (1,000)
  Acquisition of property and equipment        (2,877)   (2,620)    (1,267)
  Acquisition of licenses and technology         (150)     (525)         0
  Proceeds from disposal of equipment               0         0        561
                                             --------- --------- ---------
  Net cash used in investing activities        (3,027)   (3,645)    (1,706)

  Financing activities
  Proceeds from issuances of common stock         150       278        459
  Revolving line of credit                          0         0    (10,000)
  Proceeds from issuance of
   redeemable preferred stock                       0    18,808          0
  Proceeds from convertible debentures              0         0     18,000
  Payment of deferred financing costs               0      (348)      (515)
                                             --------- --------- ---------
  Net cash provided by financing activities       150    18,738      7,944

  Net increase (decrease) in cash
   and cash equivalents                        (8,597)   15,613     (8,715)
  Cash and cash equivalents,
   beginning of period                         28,451    12,838     21,553
                                             --------- --------- ---------
  Cash and cash equivalents, end of period   $ 19,854  $ 28,451   $ 12,838

  Supplemental cash flow information
  Interest paid                                  $ 19      $ 47       $ 84

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

  2.  Summary of Significant Accounting Policies

  Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Telular-Adcor Security Products and Telular International, Inc. All significant intercompany balances and transactions have been eliminated.

  Revenue Recognition

  Product sales and associated costs are recognized at the time of shipment of products or performance of services. Royalty revenue is calculated as a percentage of sales by the licensee and is recognized by the Company upon notification of sales by the licensee.

  Cash Equivalents

  Cash equivalents consist of highly liquid investments that have maturities of three months or less from the date of purchase.

  Financial Instruments

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Credit risks with respect to trade receivables are limited due to the diversity of customers comprising the Company's customer base. The Company generally receives irrevocable letters of credit that are confirmed by U.S. banks to reduce its credit risk. The Company performs ongoing credit evaluations and charges uncollectible amounts to operations when they are determined to be uncollectible.

  Inventories

  Inventories are stated at the lower of first in, first out (FIFO) cost or market.

                             Telular Corporation
           Notes to Consolidated Financial Statements (continued)
                      (In Thousands, Except Share Data)

  2.  Summary of Significant Accounting Policies (continued)

  Earnings Per Share

  During the year ended September 30, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS No. 128). SFAS No. 128 requires the calculation of basic earnings per share, which is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period and diluted earnings per common share, which is computed using the weighted-average number of shares of common stock, common stock equivalents, and any other dilutive securities. Adoption of the new statement did not have a material impact on the earnings per share amounts presently reported in the financial statements.

  Comprehensive Income

  In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS No. 130), which is effective for years beginning after December 15, 1997. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Management has not completed its review of SFAS No. 130, but anticipates that the adoption of this statement will not have a significant effect on the Company's financial disclosures.

  Segment Disclosures

  In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively in fiscal year 1999. Management has not completed its review of SFAS No. 131, but anticipates that the adoption of this statement will not have a significant effect on the Company's financial disclosures.

  Reclassifications

  Certain amounts in the September 30, 1996 and 1997 financial statements have been reclassified to conform to the September 30, 1998 presentation.

                              Telular Corporation
           Notes to Consolidated Financial Statements (continued)
                      (In Thousands, Except Share Data)

  2.  Summary of Significant Accounting Policies (continued)

  Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line and accelerated methods for financial reporting purposes.

  Investments

  Management determines the appropriate classification of equity securities as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in the a separate component of stockholders' equity. Interest, dividends, and realized gains and losses on securities classified as available-for-sale are included in income.

  Income Taxes

  The Company accounts for income taxes in accordance with FASB Statement of Financial Accounting Standard No. 109, Accounting For Income Taxes (SFAS No. 109), which requires that the liability method be used in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws in effect at the date of the financial statements.

  Intangible Assets

  Intangible assets consist primarily of license and technology agreements, which are being amortized over the lives of the related agreements using the straight-line method.

  Excess of Cost Over Fair Value of Net Assets Acquired

  The excess of cost over fair value of net assets acquired (goodwill) is amortized based on the straight-line method over ten years (See Note 5 and 6).

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             Telular Corporation
           Notes to Consolidated Financial Statements (continued)
                      (In Thousands, Except Share Data)

  2.  Summary of Significant Accounting Policies (continued)

  Deferred Financing Costs

  During the year ended September 30, 1996, financing costs incurred to issue the convertible debentures, totaling $515, were capitalized and were amortized from the date of issuance to December 1996 (the date that the last of the debentures was converted). During the year ended September 30, 1997, financing costs incurred related to the revolving line of credit were $348. These costs are being amortized over 36 months using the straight-line method. During the years ended September 30, 1998, 1997 and 1996, total amortization of deferred financing costs were $116, $73 and $481, respectively.

  Stock-Based Compensation Expense

  The Company recognizes stock-based compensation expense using Accounting Principles Board Opinion No. 25 (APB No. 25), which is based on the excess of the fair value of the stock on the measurement date, which is the grant date for stock options, over the exercise price of options granted to employees.

  In October 1995, the FASB issued Statement of Financial Accounting Standard, Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 encourages companies to record compensation costs for stock options granted to employees on the date of grant based on the fair value of these options. Alternatively, it allows companies to continue to measure compensation based on the difference between the option exercise price and the fair market value on the date of grant. The Company has elected to continue measuring compensation under APB No. 25.

  Fair Value of Financial Instruments

  The carrying values reported in the statement of financial position for receivables, revolving line of credit, and accounts payable approximate their fair values at September 30, 1998 and 1997.

                             Telular Corporation
           Notes to Consolidated Financial Statements (continued)
                      (In Thousands, Except Share Data)

  3.  Inventories


  Inventories consist of the following:
                                                          September 30
                                                         1998      1997
                                                      -------   -------
                     Raw materials                    $ 6,709   $ 6,799
                     Finished goods                     5,488     3,155
                                                      -------   -------
                                                       12,197     9,954
                     Less:  Reserve for obsolesence       603       523
                                                      -------   -------
                                                     $ 11,594   $ 9,431
                                                     ========   =======

  4.  Property and Equipment

  Property and equipment consist of the following:
                                                          September 30
                                                         1998      1997
                                                      -------   -------
                     Computer equipment               $ 2,590   $ 1,809
                     Shop equipment                     3,967     2,209
                     Office equipment                   1,076       636
                     Automobiles                           21        21
                     Leasehold improvements             1,466       907
                     Security equipment held for rent     333       328
                     Construction in progress             494       352
                                                      -------   -------
                                                        9,947     6,262
                     Less:  Accumulated depreciation    4,451     2,651
                                                      -------   -------
                                                      $ 5,496   $ 3,611
                                                      =======   =======

  5.  Write-Down of Intangible Assets

  During the year ended September 30, 1996, the carrying value of goodwill was determined to be impaired based on the estimated undiscounted cash flow of the related businesses over the remaining life of the goodwill. Events relating to a change in management and the corresponding change in business direction and the restructuring plan (See Note 5) prompted the evaluation of these intangibles. During the year ending September 30, 1996, impairment charges of approximately $4,812 were included in restructuring and impairment charges.

                             Telular Corporation
           Notes to Consolidated Financial Statements (continued)
                      (In Thousands, Except Share Data)

  5.  Write-Down of Intangible Assets (continued)

  As part of the restructuring plan (See Note 13), the Company decided to discontinue the manufacturing and marketing of products under a certain license agreement. As a result, during the year ended September 30, 1996, the remaining unamortized asset of approximately $2,530 was written off and was included in restructuring and impairment charges.

  6.  Acquisitions

  On June 28, 1996, the Company entered into an agreement and acquired a 33% interest in Wireless Domain Incorporated (WD), formerly Telepath Corporation, in exchange for $1,000 in cash and 350,000 shares of common stock of the Company valued at approximately $2,200. During the year ended September 30, 1997, the Company increased its equity position in WD to 50% by purchasing an additional 17% of WD in exchange for $500 in cash and 150,000 shares of common stock of the Company valued at approximately $695. On October 1, 1997, the Company acquired the remaining 50% of WD in exchange for 500,000 shares of common stock valued at $1,700.

  Prior to October 1, 1997, the investment in WD was accounted for under the equity method. Since October 1, 1997, the operations of WD have been included in the consolidated financial statements.

  The total purchase price for WD of approximately $6,000 exceeds the fair value of the net assets acquired by $4,896. The purchase price was allocated to the acquired assets based upon their estimated respective fair market values.

  The following pro forma results of operations assumes the acquisitions of WD occurred as of October 1, 1996, after giving effect to certain adjustments including amortization of goodwill and equity income recorded for the periods in which the Company owned less than 100% of WD.

                                 Twelve Months ended
                                 September 30, 1997
                                     (Unaudited)

  Total Revenue                         $ 48,968
  Loss applicable to common               (8,716)
  shares                                ---------
  Basic and diluted loss per               (0.28)
  common share                          =========

                             Telular Corporation
           Notes to Consolidated Financial Statements (continued)
                      (In Thousands, Except Share Data)

  6.  Acquisitions (continued)

  Revenues would not change as a result of the acquisition as WD's revenues related entirely to amounts billed to the Company. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transaction taken place at the beginning of the periods indicated or of future results of operations.

  7.  Investments

  On March 2, 1998, the Company received 300,000 shares of ORA Electronics, Inc., formerly Alliance Research Corporation, common stock, valued at $450, as part of a litigation settlement (See Note 20). The investment is classified as available-for-sale and is included in other assets. On September 30, 1998, the investment had a fair value of $525. The Company recorded an unrealized gain of $75 at September 30, 1998.

  8.  Income Taxes

  At September 30, 1998, the Company has net operating loss carryforwards of approximately $85,616 for income tax purposes that begin expiring in 2008. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

  Significant components of the Company's deferred tax assets are as follows:

                                                    September 30
                                                   1998      1997
            Deferred tax assets:
             Reserve for inventories              $ 234     $ 203
             Allowance for doubtful accounts         44       165
             Certain intangible assets            3,230     3,565
             Other                                  425       468
             Research and development tax credit    670       121
             Net operating loss carryforwards    33,219    28,816
                                                -------   -------
            Total deferred tax assets            37,882    33,338
            Valuation allowance                  37,882    33,338
                                                -------   -------
            Net deferred tax assets                 $ 0       $ 0
                                                =======   =======

  The valuation allowance has increased by $4,544 during the year ended September 30, 1998, due principally to the increase in the net operating loss carryforwards in 1998.
  Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards may be subject to annual limitations.

  9.  Revolving Line of Credit

  On April 23, 1997, the Company entered into a Loan and Security Agreement with Sanwa Business Credit Corporation that, among other things, provides a revolving credit facility with a loan limit of $20,000 (the Loan). Borrowings under the Loan are limited to certain percentages and amounts of accounts receivable and inventories. The Loan requires the Company to maintain a $4,000 compensating balance; beginning with the second fiscal quarter of 1998, this compensating balance requirement may be waived based upon attainment of specified tangible net worth levels. The Company had approximately $6,100 and $11,400, in available borrowings under this agreement at September 30, 1998 and September 30, 1997, respectively. The Loan is secured by substantially all the assets of the Company. Under the Loan and Security Agreement, the Company is restricted from making certain dividend payments and is required to comply with certain affirmative and negative covenants. The Loan matures on April 23, 2000. At the Company's election, the Loan carries interest at the bank's prime rate plus 1.0% or the Eurodollar rate (Libor) plus 3.00%. The Company has not borrowed any amounts pursuant to the loan as of September 30, 1998.

                             Telular Corporation
           Notes to Consolidated Financial Statements (continued)
                      (In Thousands, Except Share Data)

  10.  Convertible Debentures

  On December 11, 1995, the Company issued $18,000 in convertible debentures (the Debentures) at 4% per annum. The Debentures were issued under the provisions of Regulation S as promulgated under the United States Securities Act of 1933, as amended. Holders of the Debentures were entitled, at their option any time after issuance until December 10, 1997, to convert principal and interest accrued thereon, in whole or in part, into shares of common stock using defined conversion formulas based on Nasdaq closing bids for the Company's common stock. The Company is entitled, at its option any time commencing one year after issuance (and under certain circumstances prior to that date) through maturity, to require the holders to convert the principal and accrued interest into shares of common stock of the Company using defined conversion formulas based on Nasdaq closing bids for the Company's common stock. During the years ended September 30, 1997 and 1996, all convertible debentures and accrued interest totaling $1,555 and $16,665 were converted into 378,200 and 6,655,315 shares of common stock, respectively.

  11.  Redeemable Preferred Stock

  During the year ending September 30, 1997, the Company issued 20,000 shares (10,000 shares on April 16, 1997 and 10,000 shares on June 6,
  1997) of Series A Convertible Preferred Stock (the Preferred Stock) for $18,800 which is net of issuance cost of $1,200. The Preferred Stock automatically converts to Common Stock on April 16, 1999, or October 16, 1999, depending on the conversion price and includes the equivalent of a 5% annual stock dividend ($895 and $385 at September 30, 1998 and 1997, respectively). Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the Nasdaq closing bid prices for the Company's Common Stock. In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of a: (i) consolidation or merger with another company; (ii) sale or transfer of substantially all assets; or (iii) 50% change in ownership. The redemption price upon holder redemption is the greater of $1,250 per share or the cash equivalent of the defined conversion formula on the date redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of common stock of the Company using a defined conversion formula based upon the Nasdaq closing bid prices for the Company's common stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999, for $1,200 per share plus 120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to the stockholders of the Company.

  The Preferred Stock reflects a beneficial conversion feature that allows holders to convert the security to common stock of the Company at a discount. The amount of the discount is determined using Nasdaq closing bid prices for the Company's common stock. During year ending September 30, 1997, the Company recorded $2,200 of amortization of preferred stock beneficial conversion discount. The offset entry to amortization of preferred stock beneficial conversion discount increased redeemable preferred stock by $2,200. This amount will accrete to the Company's common stock and additional paid-in capital accounts as shares of redeemable preferred stock are converted into shares of common stock of the Company. During the year ended September 30, 1998, 3,494 shares of preferred stock were converted into 1,581,170 shares of common stock.


  12.  Related Party Transactions

  Pursuant to the terms of a 1993 Stock Purchase Agreement, the Company issued and sold 3,824,240 shares of common stock to Motorola, Inc. (Motorola) in exchange for cash proceeds of $11,000, access to specified services of Motorola, and certain transceiver supply and pricing arrangements. Among other things, the Stock Purchase Agreement contains restrictions on certain actions that would adversely impair the rights of Motorola and on the sale of additional Company stock to strategic investors, as defined. In connection with this transaction, the patent cross-license agreement was amended to revise the royalty due to Motorola for units leased, used, or sold and to reduce the purchase price of certain products purchased by the Company from Motorola.

  In addition, the Company has an agreement with Motorola, whereby the Company will provide engineering services, at their typical rates, over a three-year period ending November 10, 1998. For the years ended September 30, 1998, 1997 and 1996, payments received under this agreement were approximately $1,900, $1,850 and $1,000, respectively. The Company had obtained a volume purchase commitment, as defined, from Motorola over a three-year period commencing January 1, 1996. No sales were made to Motorola or its affiliates pursuant to this purchase commitment during 1998. Net sales made to Motorola and its affiliates pursuant to this purchase commitment were $21,190 and $6,000 during the fiscal years ended September 30, 1997 and 1996, respectively.

                             Telular Corporation
           Notes to Consolidated Financial Statements (continued)
                      (In Thousands, Except Share Data)

  12.  Related Party Transactions (continued)

  Pursuant to the terms of the patent license agreement with Motorola, the Company receives a royalty for each unit leased, used, or sold by Motorola. The agreement will remain in effect for the life of the patents by country, unless either party in accordance with the terms of the agreement terminates it. Pursuant to a technology transfer agreement with DNIC Brokerage Co. (DNIC), the Company's predecessor, the Company remits the first $250 of royalties received annually to DNIC. For the years ended September 30, 1998, 1997, and 1996, royalty income earned by the Company pursuant to the Motorola agreement was approximately $350, $496, and $644, respectively.

  Accounts receivable from Motorola were $1,268 and $4,670 as of September 30, 1998 and 1997, respectively.

  Purchases from Motorola totaled approximately $8,020, $9,557, and $12,983 for the years ended September 30, 1998, 1997, and 1996, respectively. Purchases from Wireless Domain totaled $2,709 and $675 for the years ended September 30, 1997 and 1996, respectively.

  Accounts payable to Motorola, were approximately $1,185 and $3,449 for the years ended September 30, 1998 and 1997, respectively. A payable to Wireless Domain did not exist as of September 30, 1998. Accounts payable to Wireless Domain was approximately $191 on September 30, 1997.

  13.  Restructuring and Impairment Costs

  On January 22, 1996, the Company announced a restructuring program that was completed during the third quarter of fiscal year 1996. The difficulty in predicting demand for the Company's products, due in part to immature foreign markets, underscored the importance of properly aligning costs and expenses to attainable levels of revenue. Manufacturing and engineering consolidation, outsourcing, and the elimination of noncore product lines were the focus of the restructuring. The Company's Puerto Rico and Illinois manufacturing operations were phased out during the second fiscal quarter of fiscal year 1996, and production was consolidated at the Company's Atlanta, Georgia, facility. The restructuring program has reduced general, administrative, and manufacturing costs Company-wide.

  Restructuring charges related to the activities discussed above were approximately $6,740 and consist of intangible assets, inventory, and fixed asset write-offs as well as severance payments to employees separated from the Company. Restructuring payments were approximately $675 in fiscal year 1996. These charges are included in restructuring and impairment charges. See Note 5 for discussion of impairment of intangible assets.

  14.  Leases

  The Company and its subsidiaries occupy certain facilities under lease agreements and lease certain equipment under various agreements expiring through December 31, 2003. Rent expense for the years ended
  September 30, 1998, 1997, and 1996 was approximately $806, $596, and $595, respectively. Future minimum obligations under noncancelable operating leases are as follow:

                       1999                   $ 829
                       2000                     788
                       2001                     747
                       2002                     748
                       2003                     572
                       Thereafter             1,860
                                            -------
                                            $ 5,544
                                            =======

                             Telular Corporation
           Notes to Consolidated Financial Statements (continued)
                      (In Thousands, Except Share Data)

  15.  Capital Stock and Stock Options

  The Company has a Stock Incentive Plan (the Plan). Under the Plan, options to purchase shares of common stock may be granted to all employees and employed directors. Outside of the Plan, the Company has entered into stock option agreements (the Non-Qualified Stock Option Agreements) with officers and key employees of the Company.

  Under the Non-Qualified Stock Option Agreements, certain employees were granted options before the Company's 1994 initial public offering. These options were granted at exercise prices, which range from $0.93 to $23.00 per share, were determined by the Board of Directors, and represented estimated fair market values of the Company's common stock at the grant date. These options are fully vested and, if not exercised or terminated, will terminate on the fifth anniversary of the vesting date.

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

  Non-Qualified Stock Options have been granted to the independent directors of the Company in lieu of compensation as directors and members of committees of the Board of Directors which, if not exercised or terminated, will terminate on the sixth anniversary of the date of grant.

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

                             Telular Corporation
           Notes to Consolidated Financial Statements (continued)
                      (In Thousands, Except Share Data)

  15.  Capital Stock and Stock Options (continued)

  Stock option activity, including Non-Qualified Stock Options, activity under the Plan, and options granted to independent directors, is as follows (in thousands, except exercise prices):

                           1996              1997                 1998
                     -----------------  -----------------  -------------------
                              Weighted-          Weighted-           Weighted-
                               Average            Average             Average
                              Exercise           Exercise            Exercise
                     Options    Price   Options    Price    Options    Price
                     -------  --------  -------  ---------  -------  ---------
  Outstanding at
   beginning of year   1,734    $ 6.58    1,858     $ 5.31    1,778     $ 4.56
  Granted              1,103      4.84      478       5.02    1,543       2.90
  Exercised             (361)     1.23      (47)      5.73     (160)       .93
  Canceled              (618)     8.65     (511)      7.72     (410)      4.40
                     -------  --------  -------  ---------  -------  ---------
  Outstanding at
   end of year         1,858    $ 5.31    1,778     $ 4.56    2,750     $ 3.14
                     =======  ========  =======  =========  =======  =========

  Exercisable at
   end of year             690                779                 866
  Exercise price range   $ 0.93 - $ 18.00   $ 0.93 - $ 23.00    $ 0.93 - 23.00

  At September 30, 1998, 2,476 of the 2,750 options outstanding had an exercise price between $1.91 and $3.06 per share. The options had a weighted average remaining contractual life of 6.5 years.

  A summary of the weighted-average fair value of options granted during 1998 and 1997 is as follows:

                                         1998                    1997

                                  Weighted-   Weighted-   Weighted-   Weighted-
                                   Average     Average     Average     Average
                                  Exercise    Fair Value  Exercise    Fair Value
                                    Price     of Options    Price     of Options
                                 -----------------------------------------------
  Options with exercise
   prices equal to market price     $ 2.90        $ .68     $ 5.19       $ 2.12
  Options with exercise
   prices less than market price         0            0       4.91         3.86
  Options with exercise
   prices exceeding market price         0            0       5.56         3.73

  At September 30, 1998, the Company has reserved 3,000,000 shares of the Company's common stock for issuance in connection with the Plan.

                             Telular Corporation
           Notes to Consolidated Financial Statements (continued)
                      (In Thousands, Except Share Data)

  15.  Capital Stock and Stock Options (continued)

  Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to October 1, 1995, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, risk-free interest rates of 6.0%, 6.5% and 6.3%, respectively, volatility factor of the expected market price of the Company's common stock of 35%; a weighted-average expected life of the options of four years; and no dividend yield.

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

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                          1998       1997        1996
                                    ----------------------------------
    Pro forma net loss applicable
     to common shares                $ (11,655)  $ (8,435)  $ (27,178)

    Pro forma basic and diluted
     loss per common share                (.35)      (.27)       (.98)

  16.  Research and Development Expenses

  Research and development expenses for the years ended September 30, 1998, 1997, and 1996, were approximately $7,629, $5,698, and $4,271, respectively.

                             Telular Corporation
           Notes to Consolidated Financial Statements (continued)
                      (In Thousands, Except Share Data)

  17.  Major Customers

  For the year ended September 30, 1998, the Company derived approximately $4,266 (11%) and $7,369 (19%) of its total revenues from two customers, Qualcomm, Inc. and Guinea Sotelgui S.A., respectively. As of September 30, 1998, $160 was included in accounts receivable from Qualcomm, Inc and none for Guinea Sotelgui S.A. For the years ended September 30, 1997 and 1996, the Company derived approximately $21,742 (44%) and $8,600 (31%) of its total revenues from one customer, Motorola, of which approximately $4,690 and $4,100 was included in accounts receivable at September 30, 1997 and 1996, respectively.

  18.  Export Sales

  Export sales were approximately $30,010, $39,272, and $12,872 for the years ended September 30, 1998, 1997, and 1996, respectively. Export sales were primarily to the Asian and European, Middle Eastern, and African (EMEA) regions during the years ended September 30, 1998 and 1997, and to the Caribbean and Latin American (CALA) and EMEA regions during the year ended September 30, 1996.

  19.  Contingencies

  The Company is involved in legal proceedings, which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, based upon the opinion of the Company's counsel, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated results of operations.

  20.  Litigation Settlements

  On March 2, 1998, the Company reached settlement in its patent infringement case against ORA Electronics, Inc. and received the following from ORA Electronics, Inc.: $500 in cash, a $1,000 promissory note, 300,000 shares of ORA Electronics, Inc. common stock (ORA stock) with a fair market value of $450 (See Note 7) and the right to receive additional shares of ORA stock to ensure the fair market value received in stock is equivalent to $1,500 on February 1, 2000. The Company recorded royalty and royalty settlement revenue of approximately $1,176 during fiscal year 1998 which is equivalent to the fair market value of the cash and assets received on March 2, 1998, net of legal fees.

  On September 8, 1998, the Company reached settlement through arbitration in its contract termination case with Global Tel Link Corporation. The arbitrator awarded Global Tel Link Corporation $618 in damages which is included in other expenses as of September 30, 1998.

                             Telular Corporation
           Notes to Consolidated Financial Statements (continued)
                      (In Thousands, Except Share Data)

  21.Employee Benefit Plan

  The Company sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company may match employee contributions on a discretionary basis. There were no amounts charged against operations related to the Company's match for the years ended September 30, 1998, 1997, and 1996.

  22.  Quarterly Results of Operations (Unaudited)

  The following is a summary of the quarterly results of operations for the years ended September 30, 1998, 1997, and 1996 (in thousand, except share data).

                                         Three months ended
                             December 31  March 31  June 30  September 30
                             --------------------------------------------
  Fiscal year ended 1998
  Total revenue                $ 12,687   $ 11,054  $ 8,657    $ 8,038
  Gross profit                    2,774      3,359    1,982      1,750
  Net loss                       (2,041)    (1,812)  (2,548)    (4,003)
  Basic and diluted loss
   per common share                (.07)      (.06)    (.09)      (.12)

  Fiscal year ended 1997
  Total revenue                $ 18,380   $ 11,600  $ 5,444   $ 13,544
  Gross profit                    4,583      3,020      694      2,790
  Net profit (loss)                 740       (732)  (3,973)    (1,337)
  Basic and diluted loss
   per common share                 .02       (.02)    (.17)      (.05)

  Fiscal year ended 1996
  Total revenue                 $ 4,173    $ 4,740  $ 4,906   $ 14,098
  Gross profit (loss)               431     (1,827)   1,334      4,073
  Net profit (loss)              (5,230)   (17,399)  (4,495)       531
  Basic and diluted loss
   per common share                (.20)      (.66)    (.12)       .02

  The accumulation of fiscal year 1996 quarterly net (loss) income per common share does not equal the net loss per common share for the year ended September 30, 1996, due to the large number of shares issued in conjunction with the conversion of debentures during the second and third quarters of fiscal year 1996.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

       Not Applicable.

                                     PART III


  Item 10.  Directors and Executive Officers of the Registrant

       Pursuant to General Instruction G(3), reference is made to the information contained under the caption Directors of the Company in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1998, which is incorporated herein.

       The executive officers of the Company and their ages as of November 20, 1998 are as follows:

          Name           Age  Position

   Kenneth E. Millard    51   Chief Executive Officer and President
   Robert C. Montgomery  57   Executive Vice President and
                              Chief Operating Officer
   Daniel D. Giacopelli  40   Executive Vice President and
                              Chief Technology Officer
   Jeffrey L. Herrmann   33   Senior Vice President,
                              Chief Financial Officer, Secretary
   S.W.R. (Sandy) Moore. 55   Senior Vice President,
                              Strategic Alliances & OEM Sales

       Kenneth E. Millard has served as a director, President and Chief Executive Officer of the Company since April 1996. Mr. Millard served as President and Chief Operating Officer of Oncor Communications, based in Bethesda, Maryland from 1992 to 1996. He worked for Ameritech from 1982 to 1992 where he served as President and Chief Executive Officer of Michigan Bell Telephone Company from 1989 to 1992. Prior to 1989, he held the positions of Senior Vice-President of Corporate Strategy for three years and Senior Vice-President and General Counsel of Ameritech for four years. From 1972 to 1982, Mr. Millard worked for AT&T and Wisconsin Bell as an attorney.

       Robert C. Montgomery has served as director since October 28, 1997. He has been the Company's Executive Vice President and Chief Operating Officer since 1996. Prior to that, Mr. Montgomery was President (and founder) of Telular-Adcor Security Products, Inc., a company that was acquired by the Company in 1993. Previously, Mr. Montgomery was a partner at McKinsey & Company. He was employed by McKinsey & Company for twelve years.

       Daniel D. Giacopelli has served as director, Executive Vice President and Chief Technology Officer of the Company since October 28, 1997. Mr. Giacopelli founded and was President and Chief Executive Officer of Wireless Domain, Incorporated from September 1995 to November 1997. Prior to that time, Mr. Giacopelli was Director of Engineering of the Wireless Group of Telephonics Corporation from 1987 to 1995. Prior to 1987, Mr. Giacopelli was President and CEO of Valinor Electronics, Inc.

       Jeffrey L. Herrmann has served as Senior Vice President, CFO and Secretary of the Company and Secretary of the Company's board of directors since July 22, 1997. Mr. Herrmann had previously been Corporate Controller of the Company since April, 1997. Prior to that Mr. Herrmann held financial management positions with Bell & Howell Company (1994-1997) and R.R. Donnelley & Sons Company (1992-1994). Mr. Herrmann began his career with Arthur Andersen & Company in 1987.

       S.W.R. (Sandy) Moore has served as Senior Vice President, Strategic Alliances & OEM Sales since December 1996. Mr. Moore served from 1991 to 1996 as President and CEO of Spectrix Corporation based in Deerfield, Illinois. He worked for NovAtel Communications from 1988 to 1990 where he served as President and COO during 1990. Prior to 1988 Mr. Moore spent 16 years with Northern Telecom in Senior Marketing and General Management positions.


  Item 11.  Executive Compensation

       Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1998, which is incorporated herein.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management

       Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1998, which is incorporated herein.

  Item 13.  Certain Relationships and Related Transactions

       Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Relationships and Related Transactions in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1998, which is incorporated herein.

                                   Part IV


  Item 14.  Exhibits,  Financial Statement Schedules,  and Reports on  Form
            8-K


  (a)  1.   The following  financial statements  are included  in Part  II,
            Item 8 of this Form 10-K.

            Report of Independent Auditors

            Consolidated Balance Sheets as of September 30, 1998 and 1997

            Consolidated Statements of Operations for the years ended September 30, 1998, 1997 and 1996

            Consolidated Statements of Stockholders' Equity for the years ended September 30, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996

            Notes to Consolidated Financial Statements

       2. The following schedule for the years ended September 30, 1998, 1997 and 1996.

            Schedule VIII  Valuation and Qualifying Accounts

            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       3.   Exhibits.

       Number Description                      Reference
       ------ ----------------------------     -----------------------------
       3.1   Certificate of Incorporation      Filed as Exhibit 3.1 to
                                               Registration Statement
                                               No. 33-72096 (the
                                               Registration Statement)

       3.2   Amendment No. 1 to Certificate    Filed as Exhibit 3.2
             of Incorporation                  to the Registration Statement

       3.3   Amendment No. 2 to Certificate    Filed as Exhibit 3.3 to the
             of Incorporation                  Registration Statement

       3.4   By-Laws                           Filed as Exhibit 3.4 to the
                                               Registration Statement

       4.1   Loan Agreement with LaSalle       Filed as Exhibit 4.1
             National Bank and Amendment       to  Form 10-K filed December
             thereto                           27, 1995

       4.2   Debenture Agreements dated        Filed as Exhibit 4.2
             December 11, 1995                 to Form 10-K filed
                                               December 27, 1995

       4.3   Certificate of Designations,      Filed as Exhibit 99.2
             Preferences, and Rights of        Form 8-K filed
             Series A Convertible Preferred    April 25, 1997
             Stock

       4.4   Loan and Security Agreement with  Filed as Exhibit 4.2 to
             Sanwa Business Credit Corporation Form 10-Q filed August 14, 1997

      10.1   Consulting Agreement with         Filed as Exhibit 10.1
             William L. De Nicolo              to the Registration Statement

      10.2   Employment Agreement with         Filed as Exhibit 10.1 to Form 10-Q
             Kenneth E. Millard                filed August 14, 1996

      10.3   Stock Option Agreement with       Filed as Exhibit 10.2 to Form 10-Q
             Kenneth E. Millard                filed August 14, 1996

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

      10.5   Appointment of Larry J. Ford      Filed as Exhibit 10.2
                                               to Form 10-Q filed
                                               May 1, 1995

      10.6   Option Agreement with Motorola    Filed as Exhibit 10.6
             dated November 10, 1995           to Form  10-K filed
                                               December 26, 1996(1)

      10.7   Stock Purchase Agreement          Filed as Exhibit 10.11
             between Motorola, Inc. and        to the Registration Statement
             Telular Corporation dated
             September 20, 1993

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

     10.10   Amended and Restated Shareholders Filed as Exhibit 10.15
             Agreement dated November 2, 1993  to the Registration
                                               Statement(1)

     10.11   Amendment No. 1 to Amended and    Filed as Exhibit 10.24
             Restated Shareholders             the Registration
             Agreement, dated January 24, 1994 Statement

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

     10.15   Amended and Restated Employee     Filed as Exhibit 10.17
             Stock Option Plan                 to Form  10-K filed
                                               December 26, 1996

     10.16   Stock Option Grant to             Filed as Exhibit 10.7
             Independent Directors             to  Form 10-Q filed
                                               July 28, 1995

     10.17   Securities Purchase Agreement     Filed as Exhibit 99.1 to
             dated April 16, 1997, by and      Form 8-K filed
             between Telular Corporation and   April 25, 1997
             purchasers of the Series A
             Convertible Preferred Stock

     10.18   Registration Rights Agreement     Filed as Exhibit 99.3 to
             dated April 16, 1997, by and      Form 8-K filed
             between Telular Corporation and   April 25, 1997
             purchasers of the Series A
             Convertible Preferred Stock

     10.19   Securities Purchase Agreement     Filed as Exhibit 99.3 to
             dated June 6, 1997, by and        Registration Statement on
             between Telular Corporation and   Form S-3, Registration
             purchasers of the Series A        No. 333-27915, as amended
             Convertible Preferred Stock       by Amendment No. 1 filed
                                               June 13, 1997, and further
                                               Amended by Amendment
                                               No. 2 filed July 8, 1997
                                               (Form S-3)

     10.20   Registration Rights Agreement     Filed as Exhibit 99.4 to
             dated June 6, 1997, by and        Form S-3
             between Telular Corporation and
             purchasers of the Series A
             Convertible Preferred Stock

     10.21   Agreement and Plan of Merger by   Filed as Exhibit 10.21
             and among Wireless Domain         to Form  10-K filed
             Incorporated (formerly TelePath), December 19, 1998
             Telular-WD (a wholly-owned
             subsidiary of Telular) and
             certain stockholder of Wireless
             Domain Incorporated

     10.22   Employment Agreement with Daniel  Filed as Exhibit 10.22
             D. Giacopelli                     to Form 10-Q filed
                                               February 13, 1998


     10.23   Employment Agreement with Robert  Filed as Exhibit 10.23
             C. Montgomery                     to Form 10-Q filed
                                               February 13, 1998

        11   Statement regarding computation   Filed herewith
             of per share earnings

        21   Subsidiaries of registrant        Filed herewith

        27   Financial data schedule           Filed herewith

        99   Cautionary Statements Pursuant    Filed herewith
             to the Securities Litigation Act
             of 1995

       (1)  Confidential  treatment  granted   with  respect  to   redacted
            portions of documents.


  (b)  Reports on Form 8-K

       The Company did not file any report on Form 8-K during the three months ended September 30, 1998:


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

                                      Telular Corporation

  Date:  December 18, 1998            By: /s/KENNETH E. MILLARD
                                      Kenneth E. Millard
                                      President, Chief Executive
                                      Officer and Director

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature               Title                          Date
  /s/WILLIAM L. DE NICOLO     Chairman of the Board          December 18, 1998
  -----------------------
  William L. De Nicolo


  /s/KENNETH E. MILLARD       President, Chief Executive     December 18, 1998
  -----------------------     Officer and Director
   Kenneth E. Millard


  /s/ROBERT C. MONTGOMERY     Chief Operating Officer,       December 18, 1998
  -----------------------     Executive Vice President and
   Robert C. Montgomery       Director


  /s/DANIEL D. GIACOPELLI     Chief Technology Officer,      December 18, 1998
  -----------------------     Executive Vice President and
   Daniel D. Giacopelli       Director


  /s/ JEFFREY L. HERRMANN     Chief Financial Officer,       December 18, 1998
  -----------------------     Secretary and Senior Vice
   Jeffrey L. Herrmann        President


  /s/ S.W.R. (SANDY) MOORE    Senior Vice President,         December 18, 1998
  ------------------------    Strategic Alliances and
   S.W.R. (Sandy) Moore       OEM Sales


  /s/JOHN E. BERNDT           Director                       December 18, 1998
  -----------------------
   John E. Berndt


  /s/LARRY J. FORD            Director                       December 18, 1998
  -----------------------
   Larry J. Ford


  /s/RICHARD D. HANING        Director                       December 18, 1998
  -----------------------
   Richard D. Haning


  /s/MARK R. WARNER           Director                       December 18, 1998
  -----------------------
   Mark R. Warner

  Item 14(a) 2.  Schedule VIII - Valuation and Qualifing Accounts


                                                     TELULAR CORPORATION

                                               VALUATION AND QUALIFYING ACCOUNTS
                                                       (in thousands)

                                                               Charged
                                     Balance at  Charged to    to other                 Balance
                                     Beginning   Costs and     accounts- Deductions     at end
  Description                        of Period   Expenses      Describe   Describe     of period
  -------------------------------    ---------  ---------     --------- ---------     ---------
  Period Ended September 30, 1998

  Accumulated Amortization of
  Intangible Assets                 $      671  $     959     $       0 $       0     $   1,630
  Valuation Allowance of Deferred
  Tax Asset                             33,338      4,544 (3)         0         0        37,882
  Allowance for Doubtful Accounts          426          0             0      (314) (4)      112
  Inventory Reserve                        523      1,819             0    (1,739) (5)      603

  Period Ended September 30, 1997

  Accumulated Amortization of
  Intangible Assets                 $      140  $     531     $       0 $       0     $     671
  Valuation Allowance of Deferred
  Tax Asset                             32,288      1,050 (3)         0         0        33,338
  Allowance for Doubtful Accounts          900          0             0      (474) (4)      426
  Inventory Reserve                      1,199       (259)            0      (417) (5)      523

  Period Ended September 30, 1996

  Accumulated Amortization of
  Intangible Assets                 $    1,909    $ 7,926 (1) $       0  $ (9,695) (2)      140
  Valuation Allowance of Deferred
  Tax Asset                             21,888     10,400 (3)         0         0        32,288
  Allowance for Doubtful Accounts          218        974             0      (292) (4)      900
  Inventory Reserve                      1,312      4,304             0    (4,417) (5)    1,199

  Period Ended September 30, 1995

  Accumulated Amortization of
  Intangible Assets                 $      952    $   956     $       0  $      0         1,908
  Valuation Allowance of Deferred
  Tax Asset                             12,096      9,792 (3)         0         0        21,888
  Allowance for Doubtful Accounts          216        319             0      (317) (4)      218
  Inventory Reserve                        576      1,375             0      (639) (5)    1,312


(1)  Approximately $7,341 represents assets written off as restructuring or impairment charges.

(2)  Amount represents assets fully amortized and netted against the reserve during the period.

(3)  Amount represents the valuation amount for deferred taxes, which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(4)  Collection of accounts previously written-off.

(5)  Inventory disposed