Form 10-Q
period 1998-12-31
TELULAR CORP
filed 1999-02-16
CIK 915324

United States
                   Securities and Exchange Commission
                         Washington, D.C. 20549

                               FORM 10-Q


      [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly Period Ended December 31, 1998.

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


               Yes  X              No

  The number of shares outstanding of the Registrant's common stock, par value $.01, as of December 31, 1998, the latest practicable date, was 35,145,666 shares (8,786,417 on a post-split basis).

                          TELULAR CORPORATION
                                 Index

  Part I - Financial Information                                   Page No.

  Item 1.  Financial Statements:

          Consolidated Balance Sheets
            December 31, 1998 (unaudited) and September 30,1998        3

        Consolidated Statements of Operations
           Three Months Ended December 31, 1998 and
           December 31, 1997 (unaudited)                               4

        Consolidated Statement of Stockholders' Equity
           Period from September 30, 1998 to
           December 31, 1998 (unaudited)                               5

        Consolidated Statements of Cash Flows
           Three Months Ended December 31, 1998 and
           December 31, 1997 (unaudited)                               6

        Notes to the Consolidated Financial Statements                 7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         10

  Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk                                                 13

  Part II - Other Information

  Item 2.  Changes in Securities and Recent Sales of Unregistered
           Securities                                                  14

  Item 6.  Exhibits and Reports on Form 8-K                            14

  Signatures                                                           17

  Exhibit Index                                                        18

                                 TELULAR CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except share data)

                                                   December 31, September 30,
                                                       1998        1998
                                                   ------------ -------------
                                                    (Unaudited)
  ASSETS
    Current assets:
      Cash  and cash equivalents                      $  12,440     $  19,854
      Receivables:
        Trade, net of allowance for doubtful accounts
        of $122 and $112 at December 31, 1998
        and September 30, 1998, respectively              7,620         4,468
      Related parties                                       251         1,268
                                                   ------------  ------------
                                                          7,871         5,736
      Inventories, net                                   11,307        11,594
      Prepaid expenses and other current asset              957           853
                                                   ------------  ------------
    Total current assets                                 32,575        38,037
    Property and equipment, net                           5,654         5,496
    Other assets:
      Excess of cost over fair value of net assets
       acquired, less accumulated amortization of
       $915 and $785 at December 31, 1998 and
       September 30, 1998                                 3,981         4,111
      Intangible assets, less accumulated amortization
       of $962 and $845 at December 31, 1998 and
       September 30, 1998                                   133           250
      Deposits and other                                    832           918
                                                   ------------  ------------
                                                          4,946         5,279
                                                   ------------  ------------
    Total assets                                      $  43,175     $  48,812
                                                   ============  ============

  LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable:
       Trade                                          $   3,127     $   5,138
       Related parties                                      530         1,185
      Accrued liabilities                                 3,147         3,521
                                                   ------------  ------------
    Total current liabilities                             6,804         9,844

    Commitments and contingencies                             0             0

    Redeemable Preferred Stock:
      Series A convertible preferred stock, $.01
      par value; $16,448 and $17,709 liquidation
      preference at December 31, 1998 and
      September 30, 1998, respectively;21,000 shares
      authorized at December 31, 1998 and September
      30, 1998; 14,906 shares and 16,506 shares issued
      and outstanding at December 31, 1998 and
      September 30, 1998                                 17,026        18,286
    Stockholders' equity:
      Preferred stock $.01 par value; 9,979,000 shares
       December 31, 1998 and September 30, 1998;
       none outstanding                                       0             0
      Common stock;  $.01 par value; 75,000,000 shares
       authorized; 8,786,417 and 8,534,298 outstanding
       at December 31, 1998 and September 30, 1998,
       respectively                                          88           346
      Additional paid-in capital                        119,171       117,326
      Deficit                                           (98,344)      (95,458)
      Unrealized gain on investments                         37            75
      Treasury stock, 140,000 shares at cost             (1,607)       (1,607)
                                                     ------------ ------------
      Total stockholders' equity                         19,345        20,682
                                                     ------------ ------------
    Total liabilities, redeemable preferred stock
    and stockholders' equity                          $  43,175     $  48,812
                                                     ============  ===========

                                  See accompanying notes

                                 TELULAR CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands, except share data)
                                     (Unaudited)


                                             Three Months Ended December 31,
                                                       1998        1997
                                                  ----------  ----------
     Net product sales                           $    8,211   $  12,687

     Cost of sales                                    6,420       9,913
                                                  ----------  ----------
                                                      1,791       2,774

     Engineering and development expenses             1,368       2,162
     Selling and marketing expenses                   2,027       1,664
     General and administrative expenses                963       1,076
     Provision for doubtful accounts                     20          25
     Amortization                                       247         223
                                                  ----------  ----------
     Loss from operations                            (2,834)     (2,376)

     Other income/(expense)                             143         332
                                                  ----------  ----------
     Net loss                                     $  (2,691)  $  (2,044)
                                                  ==========  ==========

     Less: Cumulative dividend on redeemable
           on preferred stock                          (195)       (239)
                                                  ----------  ----------
     Net loss applicable to common shares         $  (2,886)  $  (2,283)
                                                  ==========  ==========

     Basic and diluted net loss per common stock  $   (0.33)  $   (0.28)
                                                  ==========  ==========
     Weighted average number of common share      8,669,254   8,167,009
                                                  ==========  ==========

                             See accompanying notes

                                  Telular Corporation

                    Consolidated Statements of Stockholders' Equity
                                    (In Thousands)

                                                                   Unrealized
                                            Additional             gain (loss)           Total
                           Preferred Common  Paid-in                   on     Treasury Stockholder's
                             Stock    Stock  Capital    Deficit   Investments  Stock     Equity
                           --------- ------  ---------  ---------  ---------- -------- ------------
  Balance at September 30, 1998  $ 0   $346  $117,326   $ (95,458)       $ 75  $ (1,607) $ 20,682
  Comprehensive income:
   Net loss for period from
   October 1, 1998 to December
   31, 1998                        0      0         0      (2,691)          0         0    (2,691)
  Other comprehensive income
   Unrealized loss on investments  0      0         0           0         (38)        0       (38)
                                                                                         ---------
  Comprehensive income                                                                     (2,729)
                                                                                         ---------
  One-for-four stock exchange      0   (269)      269           0           0         0         0

  Deferred compensation related
  to stock options                 0      0        45           0           0         0        45

  Stock issued in connection
  with services                    0      1        86           0           0         0        87

  Conversion of preferred stock
  to common stock                  0     10     1,445           0           0         0     1,455

  Cumulative dividend on
  redeemable preferred stock       0      0         0        (195)          0         0      (195)
                           --------- ------  ---------   --------- ----------  --------  ----------
 Balance at December 31, 1998      0     88   119,171     (98,344)         37    (1,607)   19,345
                           ========= ======  =========   ========= ==========  ========  ==========

 See accompanying notes.

                               TELULAR CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)



                                               Three Months Ended December 31,
                                                        1998          1997
                                                   ----------    ----------
  Operating Activities:
  Net loss                                         $  (2,691)    $  (2,044)
  Adjustments to reconcile net loss to
  net cash used in operating activities
      Depreciation                                        88           436
      Amortization                                       247           223
      Inventory obsolescence expense                      60            86
      Compensation expense related to
       stock options and grants                          132            38
      Equity in net income of affiliate                    0           (84)
      Changes in assets and liabilities:
          Trade receivables, net                      (3,152)        1,259
          Related parties receivables, net             1,017           750
          Inventories                                    227          (197)
          Prepaid expenses, deposits and other           (56)          (69)
          Trade accounts payable                      (2,011)         (378)
          Related parties accounts payable              (655)          265
          Accrued liabilities                           (374)         (504)
                                                   ----------    ----------
  Net cash used in operating activities               (6,868)         (219)

  Investing Activities:
  Acquisition of property and equipment                 (546)         (720)
                                                   ----------    ----------
  Net cash used in investing activities                 (546)         (720)
                                                   ----------    ----------

  Financing Activities:
  Proceeds from the issuance of common stock               0           202
                                                   ----------    ----------
  Net cash provided by financing activities                0           202
                                                   ----------    ----------

  Net decrease in cash and cash equivalents           (7,414)         (737)

  Cash and cash equivalents, beginning of period      19,854        28,451
                                                   ----------    ----------
  Cash and cash equivalents, end of period         $  12,440     $  27,714
                                                   ==========    ==========

                           See accompanying notes

                                TELULAR CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 DECEMBER 31, 1998


 1. Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements for the fiscal year ended September 30, 1998.

 2. Inventories

    The components of inventories consist of the following (000's):

                                         December 31,    September 30,
                                             1998            1998
                                         ------------    ------------
                                          (unaudited)
        Raw materials                      $   5,904       $   6,709
        Finished goods                         6,086           5,488
                                         ------------    ------------
                                              11,990          12,197
        Less: Reserve for obsolescence           683             603
                                         ------------    ------------
                                           $  11,307       $  11,594
                                         ============    ============

 3. Investment in Wireless Domain Corporation (formerly TelePath Corporation)

    On June 28, 1996, the Company entered into an agreement with and acquired a 33% interest in Wireless Domain Incorporated (WD) in exchange for $1 million in cash and common stock of the Company (Common Stock) valued at approximately $2.2 million. During the year ended September 30, 1997, the Company increased its equity ownership in WD to 50% by purchasing an additional 17% of WD in exchange for $0.5 million in cash and 150,000 shares of Common Stock valued at approximately $0.7 million.

    Effective October 1, 1997, the Company acquired the remaining 50% of WD. Under the terms of the merger, the Company issued 500,000 shares of Common Stock to the shareholders of WD and relinquished control of the 500,000 shares of Common Stock held by WD. This acquisition was accounted for using the purchase method of accounting. The excess of consideration paid over the fair value of net assets purchased of $4.7 million was recorded as goodwill, which is being amortized over ten years. Prior to October 1, 1997, the Company had accounted for its investment in WD using the equity method.

                                TELULAR CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 DECEMBER 31, 1998


 4. Redeemable Preferred Stock

    In 1997, the Company issued 20,000 shares of Series A Convertible Preferred Stock (the Preferred Stock) for $18.8 million which is net of issuance cost of $1.2 million. The Preferred Stock automatically converts to Common Stock on April 16, 1999 or October 16, 1999, depending on the conversion price, and includes the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the Nasdaq closing bid prices for the Common Stock. In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of : (i) a consolidation or merger with another company; (ii) sale or transfer of substantially all assets; or (iii) 50% change in ownership. The redemption price upon holder redemption is the greater of $1,250 per share and the cash equivalent of the defined conversion formula on the date of redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of Common Stock using a defined conversion formula based upon the Nasdaq closing bid prices for Common Stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999 for $1,200 per share plus 120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to the stockholders of the Company.

    The Preferred Stock reflects a beneficial conversion feature that allows holders to convert the security to Common Stock at a discount. The amount of the discount is determined using Nasdaq closing bid prices for the Common Stock. During fiscal year 1997, the Company recorded $2.2 million of amortization of Preferred Stock beneficial conversion discount. The offset entry to amortization of preferred stock beneficial conversion discount increased redeemable Preferred Stock by $2.2 million. This amount will accrete to the Common Stock and additional paid in capital accounts as shares of redeemable Preferred Stock are converted into shares of common stock of the Company. As of December 31, 1998, 5,094 shares of Preferred Stock have been converted into 2,520,079 shares (630,020 shares on a post-split basis) of the Common Stock.

 5. Comprehensive Income

    On October 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS No.
    130). Comprehensive income is defined by SFAS No. 103 as net income plus other comprehensive income, which, under existing accounting standards includes foreign currency items, minimum pension liability and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is reported by the Company in the consolidated statement of changes in stockholders' equity.

 6. Segment Disclosures

    In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), which is effective for years beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises elected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively during the three month period ended September 30, 1999. Management has not completed its review of SFAS No. 131, but anticipates that the adoption of this statement will not have a significant effect on the Company's financial disclosures.

                                TELULAR CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 DECEMBER 31, 1998


 7. Contingencies

    The Company is involved in legal proceedings that arise in the ordinary course of business. While any litigation contains an element of uncertainty, based upon discussion with the Company's counsel, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position and results of operations.

 8. Reverse Stock Split

    The number of shares of common stock outstanding, the weighed average number of common shares outstanding and basic and diluted net loss per share amounts have all been restated to reflect the one-for-four (1:4) reverse stock split of the Company's common stock on January 27, 1999.

 9. Reclassification

    Certain amounts in the December 31, 1997 financial statements have been reclassified to conform to the December 31, 1998 presentation.

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

    Overview

    The Company is in the fixed wireless telecommunications industry. The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment (CPE) with cellular- type transceivers for use in wireless communication networks. Applications of the Company's technology include fixed wireless telecommunications as a primary service where wireline systems are unavailable, unreliable or uneconomical, as well as wireless backup systems for wireline telephone systems and wireless alarm signaling
    (WAS). The Company's principal product lines are: PHONECELL, a line of fixed wireless terminals (FWTs), and TELGUARD, a line of WAS products.

    The Company is investing in new product development for both analog and digital fixed wireless terminals. As with any emerging market, it is difficult to predict the timing of the market demand. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in the Company's Annual Report Cautionary Statements Pursuant to the Securities Litigation Reform Act which is attached as Exhibit 99 to the Form 10-K for the period ended
    September 30, 1998.


 Results of Operations

 First quarter fiscal year 1999 compared to first quarter fiscal year 1998

    Net Product Sales. First quarter fiscal year 1999 net product sales decreased approximately 35% from $12.7 million for the three months ended December 31, 1997 to $8.2 million for the three months ended December 31, 1998. Sales of FWTs decreased 48% from $10.1 million during the first quarter fiscal year 1998 to $5.5 million during the first quarter fiscal year 1998. The decrease resulted primarily from lower shipments to Africa during the current year. The Company shipped $4.6 million of FWTs to Guinea, West Africa during the first quarter of fiscal year 1998. The sale of WAS products increased approximately 5% from $2.6 million during the three months ended December 31, 1997 to $2.7 million during the three months ended December 31, 1998.

    Engineering and Development Expenses. Engineering and development expenses of $1.4 million during the first quarter of fiscal year 1999 decreased approximately 37% or $0.8 million from the first quarter of fiscal year 1998. During the previous several quarters the Company had increasing engineering and development expenses as a result of efforts to bring new lower cost products and a wider range of products to market. Many of the new products were completed and introduced to market during fiscal year 1998, and therefore the Company has reduced its engineering and development expenses during the first quarter of fiscal year 1999.

    Selling and Marketing Expenses. Selling and marketing expenses for the first quarter of fiscal year 1999 increased 22% or $0.4 million compared to the same quarter of fiscal year 1998. The increase is primarily a result of the Company's effort to market and sell its new products and increase its salesforce and technical support personnel to support worldwide sales coverage.

    General and Administrative Expenses (G&A). G&A for the first quarter of fiscal year 1999 decreased 11% compared to the same quarter of fiscal year 1998. The decrease is primarily attributable to the reduction of administrative expenditures and the leveraging of available resources.

    Other Income/(Expense). Due to a decrease in average cash balances, interest income decreased during the three months ended December 31, 1998 by $0.2 million compared to the same period in fiscal year 1998.

    Net Loss. The Company recorded a net loss of ($2.7) million or ($0.31) per share for the first quarter in fiscal year 1999 compared to a loss of ($2.0) million or ($0.25) per share in the same quarter of fiscal year 1998.

    Net loss applicable to common shares. After giving effect to the cumulative Preferred Stock dividend of $0.2 million in the first quarter of fiscal year 1999, net loss applicable to Common Shares was ($2.9) million or ($0.33) per share compared to a loss of ($2.3) million or ($0.28) per share in the same quarter in fiscal year 1998.

    Liquidity and Capital Resources

    At December 31, 1998, the Company had $12.4 million in cash and cash equivalents with a working capital surplus of $25.8 million.

    The Company used $7.4 million of cash during the three months ended December 31, 1998 compared to $0.7 million of cash used during the same period last year. The increase in the use of cash relates to a decrease in accounts payable associated with lower inventory purchases, providing extended payment terms to certain customers to stimulate larger purchases and funding a net loss for the three months ended December 31, 1998.
    Cash used for capital spending was $0.5 million during the three months ended December 31, 1998, compared to $0.7 million during the same period last fiscal year.

    In 1997, the Company issued 20,000 shares of Series A Convertible Preferred Stock (the Preferred Stock) for $18.8 million, which is net of issuance cost of $1.2 million. The Preferred Stock automatically converts into shares of the Company's common stock (Common Stock) on April 16, 1999 or October 16, 1999, depending on the conversion price, and includes the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the Nasdaq closing bid prices for the Common Stock. In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of a (i) consolidation or merger with another company; (ii) sale or transfer of substantially all assets; or (iii) 50% change in ownership. The redemption price upon holder redemption is the greater of $1,250 per share and the cash equivalent of the defined conversion formula on the date of redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of Common Stock using a defined conversion formula based upon the Nasdaq closing bid prices for the Common Stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999 for $1,200 per share plus 120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on
    matters submitted for vote to the stockholders of the Company.   As of
    December 31, 1998, 5,094 shares of preferred stock have been converted into 2,520,079 shares (630,020 shares on a post-split basis) of the Common Stock.

    On April 23, 1997, the Company entered into a Loan and Security Agreement with Sanwa Business Credit Corporation that, among other things, provides a credit facility with a loan limit of $20.0 million (the Loan).
    Borrowings under the Loan are subject to borrowing base requirements and other restrictions. Under the Loan and Security Agreement, the Company is required to comply with certain affirmative and negative covenants.
    The Loan matures on April 23, 2000.  As of December 31, 1998, the
    Company's borrowing capacity under the Loan provisions was $9.7 million, although there have been no borrowings and none are contemplated in the near term.

    The Company will use much of the capital raised in fiscal year 1997 to fund new product development. Beyond its specific research and product development needs, expected future uses of cash include working capital requirements, marketing and sales support programs in anticipation of future revenues and certain capital expenditures. Based upon its current operating plan, the Company believes its existing capital resources, including the credit facility and proceeds from the issuance of the Preferred Stock, should enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The amount of royalty income from the Company's licensees is unpredictable, but could have an impact on the Company's actual cash flow.

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

    Management has conducted a formal assessment of its significant information technology systems, including computers used in its production and manufacturing functions. Based upon this assessment, management believes that only minor modifications will be required to its internal software and hardware (imbedded chips) so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The cost of such modifications, including testing and implementation, is not expected to have a material adverse effect on the Company's results of operations and will be funded with available cash. The Company expects to complete the implementation (final) phase of changes to its internal computer systems by March 31, 1999, however, there can be no assurance that such schedule will be met.

    The Company does not conduct any of its purchase transactions through computer systems that interface directly with suppliers. The Company has also initiated a formal assessment of its significant suppliers to determine the extent to which the Company would be vulnerable if those third parties' fail to remedy Year 2000 issues. To date, the Company has received written responses from most of its suppliers. The Company has evaluated these responses and is now monitoring the progress of suppliers that are not fully ready for the Year 2000. Where the Company determines that critical suppliers will not be ready for the Year 2000, the Company will take appropriate actions.

    With respect to its customers, the Company currently has no material systems that interface directly with customers. Further, the Company has not entered into any significant supply contracts that extend beyond September 30, 1999. The Company's large customers beyond December 31, 1999 will likely be new customers due to the project nature of its business. However, as a global company that operates in many different countries, some of which may not be addressing the Year 2000 problem as aggressively as the United States, there can be no assurances that future customers will be Year 2000 compliant. Moreover, because markets for the Company's products are dependent on third parties, such as wireless local loop network providers, management cannot fully assess the impact that the Year 2000 problem will have on future sales.

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

   The cost of the Company's efforts to prepare for the Year 2000 which is estimated at $100,000 (including approximately $50,000 spent to date), and the date on which the Company believes it will complete its internal Year 2000 compliance efforts, reflect management's current estimates based upon available information. Management will continue to monitor this issue, particularly the possible impact of third-party Year 2000 compliance on the Company's operations, and will modify its estimates if warranted.

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

   Based upon observed trends, the Company believes that the market for FWTs will experience substantial growth over the next five years. Nearer term prospects should enable the Company to grow, but at more modest rates. The economic turmoil in the Asia, a key market for the Company's products, will negatively impact growth prospects in the near term. However, the Company has identified significant near term opportunities primarily in Eastern Europe, Africa, Columbia, Venezuela, Mexico and Malaysia. Each of these markets will develop at a different pace, and the sales cycle for these regions may extend out several months or quarters, but market indications
   remain positive.   The Company is well positioned with a wide range of
   products and an expanded sales force to capitalize on these market opportunities.

   Statements contained in this filing, other than historical statements, consist of forward-looking information. The Company's actual results may vary considerably from those discussed in the Outlook section and elsewhere in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the Company's revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to the Company's Form 10-K for the period ended September 30, 1998, include the risk that technological change could render the Company's technology obsolete, the risk of litigation, the Company's ability to develop new products, the Company's dependence on contractors and Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, the potential for redemption of preferred stock, the effects of control by existing shareholders, the effect of changes in management, intense industry competition, and uncertainty in the development of wireless service generally.

   Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   In 1998, the Company received 300,000 shares of ORA Electronics, Inc. common stock (ORA stock) in connection with the settlement of litigation. ORA stock is traded on Nasdaq's Over The Counter (OTC) system. Although ORA stock is subject to price fluctuations associated with all securities that are traded on the OTC system, the Company has the right to receive additional shares of ORA stock to ensure the fair market value of the settlement consideration received in stock is equivalent to $1.5 million on February 1, 2000.

   The Company frequently invests available cash and cash equivalents in short term instruments such as: certificates of deposit, commercial paper and money market accounts. Although the rate of interest available on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of December 31, 1998.

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

   Recent Sales of Unregistered Securities

   During the three months ended December 31, 1998, the Company issued 64,364 shares (16,091 shares on a post-split basis) of Common Stock valued at $48,273 to the law of firm of Hamman and Benn for legal services. The Company also issued 5,350 shares (1,338 shares on a post-split basis) of Common Stock valued at $4,013 to the law firm of Bellows & Bellows for legal services. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

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
       3.1   Certificate of Incorporation      Filed as Exhibit 3.1 to
                                               Registration Statement
                                               No. 33-72096 (the
                                               Registration Statement)

       3.2   Amendment No. 1 to Certificate    Filed as Exhibit 3.2
             of Incorporation                  to the Registration Statement

       3.3   Amendment No. 2 to Certificate    Filed as Exhibit 3.3 to the
             of Incorporation                  Registration Statement

       3.4   Amendment No. 3 to Certificate    Filed herewith
             of Incorporation

       3.5   Amendment No. 4 to Certificate    Filed herewith
             of Incorporation

       3.6   By-Laws                           Filed as Exhibit 3.4 to the
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

  (b)  Reports on Form 8-K

       The Company did not file any report on Form 8-K during the three months ended December 31, 1998.

                                       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         Telular Corporation



          Date    February 12, 1999        By:  /s/ Kenneth E. Millard
                  -----------------           -------------------------
                                           Kenneth E. Millard
                                           President & Chief Executive Officer



          Date    February 12, 1999             /s/ Jeffrey L. Herrmann
                  -----------------           -------------------------
                                              Jeffrey L. Herrmann
                                              Senior Vice President & Chief
                                              Financial Officer

                                  Exhibit Index


       Number Description                      Reference
       ------ ----------------------------     -----------------------------
       3.1   Certificate of Incorporation      Filed as Exhibit 3.1 to
                                               Registration Statement
                                               No. 33-72096 (the
                                               Registration Statement)

       3.2   Amendment No. 1 to Certificate    Filed as Exhibit 3.2
             of Incorporation                  to the Registration Statement

       3.3   Amendment No. 2 to Certificate    Filed as Exhibit 3.3 to the
             of Incorporation                  Registration Statement

       3.4   Amendment No. 3 to Certificate    Filed herewith
             of Incorporation

       3.5   Amendment No. 4 to Certificate    Filed herewith
             of Incorporation

       3.6   By-Laws                           Filed as Exhibit 3.4 to the
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


       (1) Confidential treatment granted with respect to redacted portions of documents.