Form 10-Q/A
period 1998-12-31
TELULAR CORP
filed 1999-02-24
CIK 915324

                               TELULAR CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)



                                               Three Months Ended December 31,
                                                        1998          1997
                                                   ----------    ----------
  Operating Activities:
  Net loss                                         $  (2,691)    $  (2,044)
  Adjustments to reconcile net loss to
  net cash used in operating activities
      Depreciation                                       388           436
      Amortization                                       247           223
      Inventory obsolescence expense                      60            86
      Compensation expense related to
       stock options and grants                          132            38
      Equity in net income of affiliate                    0           (84)
      Changes in assets and liabilities:
          Trade receivables, net                      (3,152)        1,259
          Related parties receivables, net             1,017           750
          Inventories                                    227          (197)
          Prepaid expenses, deposits and other           (56)          (69)
          Trade accounts payable                      (2,011)         (378)
          Related parties accounts payable              (655)          265
          Accrued liabilities                           (374)         (504)
                                                   ----------    ----------
  Net cash used in operating activities               (6,868)         (219)

  Investing Activities:
  Acquisition of property and equipment                 (546)         (720)
                                                   ----------    ----------
  Net cash used in investing activities                 (546)         (720)
                                                   ----------    ----------

  Financing Activities:
  Proceeds from the issuance of common stock               0           202
                                                   ----------    ----------
  Net cash provided by financing activities                0           202
                                                   ----------    ----------

  Net decrease in cash and cash equivalents           (7,414)         (737)

  Cash and cash equivalents, beginning of period      19,854        28,451
                                                   ----------    ----------
  Cash and cash equivalents, end of period         $  12,440     $  27,714
                                                   ==========    ==========

                           See accompanying notes