Form 10-Q
period 1999-03-31
TELULAR CORP
filed 1999-05-14
CIK 915324

United States
                        Securities and Exchange Commission
                              Washington, D.C. 20549

                                    FORM 10-Q


           [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999.

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


                 Yes  X              No

  The number of shares outstanding of the Registrant's common stock, par value $.01, as of March 31, 1999, the latest practicable date, was 8,808,209 shares.

                               TELULAR CORPORATION
                                      Index




  Part I - Financial Information                                   Page No.

  Item 1.  Financial Statements:

          Consolidated Balance Sheets
            March 31, 1999 (unaudited) and September 30, 1998           3

          Consolidated Statements of Operations (unaudited)
             Three Months Ended March 31, 1999 and
             March 31, 1998                                             4

          Consolidated Statements of Operations (unaudited)
             Six Months Ended March 31, 1999 and
             March 31, 1998                                             5

          Consolidated Statement of Stockholders' Equity (unaudited)
             Period from September 30, 1998 to
             March 31, 1999                                             6

          Consolidated Statements of Cash Flows (unaudited)
             Six Months Ended March 31, 1999 and
             March 31, 1998                                             7

          Notes to the Consolidated Financial Statements                8

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk   15

  Part II - Other Information

  Item 1.  Legal Proceedings                                            16

  Item 2.  Changes in Securities and Recent Sales of
           Unregistered Securities                                      16

  Item 4.  Submission of Matters to a Vote of Security Holders          16

  Item 6.  Exhibits and Reports on Form 8-K                             17

  Signatures                                                            20

  Exhibit Index                                                         21


                                 TELULAR CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except share data)

                                                     March 31,  September 30,
                                                       1999         1998
                                                   ------------ -------------
                                                    (Unaudited)
  ASSETS
    Current assets:
      Cash  and cash equivalents                      $  14,115     $  19,854
      Receivables:
        Trade, net of allowance for doubtful accounts
        of $147 and $112 at March 31, 1999
        and September 30, 1998, respectively              6,018         4,468
      Related parties                                       435         1,268
                                                   ------------  ------------
                                                          6,453         5,736
      Inventories, net                                   11,423        11,594
      Prepaid expenses and other current asset              900           853
                                                   ------------  ------------
    Total current assets                                 32,891        38,037
    Property and equipment, net                           5,679         5,496
    Other assets:
      Excess of cost over fair value of net assets
       acquired, less accumulated amortization of
       $1,045 and $785 at March 31, 1999 and
       September 30, 1998, respectively                   3,851         4,111
      Intangible assets, less accumulated amortization
       of $1,026 and $845 at March 31, 1999 and
       September 30, 1998                                    69           250
      Deposits and other                                    349           918
                                                   ------------  ------------
                                                      $  42,839     $  48,812
                                                   ============  ============

  LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable:
       Trade                                          $   6,173     $   5,138
       Related parties                                      291         1,185
      Accrued liabilities                                 2,195         3,521
                                                   ------------  ------------
    Total current liabilities                             8,659         9,844

    Commitments and contingencies                             0             0

    Redeemable Preferred Stock:
      Series A convertible preferred stock, $.01
      par value; $16,634 and $17,709 liquidation
      preference at March 31, 1999 and
      September 30, 1998, respectively; 21,000 shares
      authorized at March 31, 1999 and September
      30, 1998; 14,906 shares and 16,506 shares issued
      and outstanding at March 31, 1999 and
      September 30, 1998, respectively.                  17,212        18,286

    Stockholders' Equity:
      Preferred stock $.01 par value; 9,979,000 shares
       March 31, 1999 and September 30, 1998;
       none outstanding                                       0             0
      Common stock;  $.01 par value; 75,000,000 shares
       authorized; 8,808,209 and 8,534,298 outstanding
       at March 31, 1999 and September 30, 1998,
       respectively                                          88           346
      Additional paid-in capital                        119,264       117,326
      Deficit                                          (100,524)      (95,458)
      Unrealized loss on investments                       (253)           75
      Treasury stock, 140,000 shares at cost             (1,607)       (1,607)
                                                     ------------ ------------
      Total stockholders' equity                         16,968        20,682
                                                     ------------ ------------
    Total liabilities, redeemable preferred stock
    and stockholders' equity                          $  42,839     $  48,812
                                                     ============  ===========

                                  See accompanying notes

                                 TELULAR CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands, except share data)
                                     (Unaudited)


                                             Three Months Ended March 31,
                                                       1999        1998
                                                  ----------  ----------
     Net product sales to unrelated parties      $    7,031   $   9,780
     Net product sales to related parties               248           0
                                                  ----------  ----------
     Total net product sales                          7,279       9,780

     Royalty and royalty settlement revenue           1,083       1,274
                                                  ----------  ----------
     Total revenue                                    8,362      11,054

     Cost of sales                                    5,848       7,698
                                                  ----------  ----------
                                                      2,514       3,356

     Engineering and development expenses             1,651       2,274
     Selling and marketing expenses                   1,821       1,721
     General and administrative expenses                920       1,232
     Provision for doubtful accounts                     25          25
     Amortization                                       194         252
                                                  ----------  ----------
     Loss from operations                            (2,097)     (2,148)

     Other income/(expense)                              99         332
                                                  ----------  ----------
     Net loss                                     $  (1,998)  $  (1,816)
                                                  ==========  ==========

     Less: Cumulative dividend on redeemable
           on preferred stock                          (186)       (230)
                                                  ----------  ----------
     Net loss applicable to common shares         $  (2,184)  $  (2,046)
                                                  ==========  ==========

     Basic and diluted net loss per common stock  $   (0.25)  $   (0.25)
                                                  ==========  ==========
     Weighted average number of common share      8,793,923   8,214,001
                                                  ==========  ==========

                                 TELULAR CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands, except share data)
                                     (Unaudited)


                                              Six Months Ended March 31,
                                                       1999        1998
                                                  ----------  ----------
     Net product sales to unrelated parties      $   15,243   $  22,364
     Net product sales to related parties               248           0
                                                  ----------  ----------
     Total net product sales                         15,491      22,364

     Royalty and royalty settlement revenue           1,083       1,377
                                                  ----------  ----------
     Total revenue                                   16,574      23,741

     Cost of sales                                   12,268      17,611
                                                  ----------  ----------
                                                      4,306       6,130

     Engineering and development expenses             3,019       4,325
     Selling and marketing expenses                   3,848       3,385
     General and administrative expenses              1,877       2,287
     Provision for doubtful accounts                     50          50
     Amortization                                       441         508
                                                  ----------  ----------
     Loss from operations                            (4,929)     (4,425)

     Other income/(expense)                             244         565
                                                  ----------  ----------
     Net loss                                     $  (4,685)  $  (3,860)
                                                  ==========  ==========

     Less: Cumulative dividend on redeemable
           on preferred stock                          (381)       (469)
                                                  ----------  ----------
     Net loss applicable to common shares         $  (5,066)  $  (4,329)
                                                  ==========  ==========

     Basic and diluted net loss per common stock  $   (0.58)  $   (0.53)
                                                  ==========  ==========
     Weighted average number of common share      8,730,904   8,190,505
                                                  ==========  ==========

                             See accompanying notes

                                  Telular Corporation

                    Consolidated Statements of Stockholders' Equity
                                    (In Thousands)

                                                                   Unrealized
                                            Additional             gain (loss)           Total
                           Preferred Common  Paid-in                   on     Treasury Stockholder's
                             Stock    Stock  Capital    Deficit   Investments  Stock     Equity
                           --------- ------  ---------  ---------  ---------- -------- ------------
  Balance at September 30, 1998  $ 0   $346  $117,326   $ (95,458)       $ 75  $ (1,607) $ 20,682
  Comprehensive income:
   Net loss for period from
   October 1, 1998 to March
   31, 1999                        0      0         0      (4,685)          0         0    (4,685)
  Other comprehensive income
   Unrealized loss on investments  0      0         0           0        (328)        0      (328)
                                                                                         ---------
  Comprehensive income                                                                     (5,013)
                                                                                         ---------
  One-for-four stock exchange      0   (269)      269           0           0         0         0

  Deferred compensation related
  to stock options                 0      0        90           0           0         0        90

  Stock issued in connection
  with services                    0      1       134           0           0         0       135

  Conversion of preferred stock
  to common stock                  0     10     1,445           0           0         0     1,455

  Cumulative dividend on
  redeemable preferred stock       0      0         0        (381)          0         0      (381)
                           --------- ------  ---------   --------- ----------  --------  ----------
 Balance at March 31, 1999         0     88   119,264    (100,524)       (253)   (1,607)   16,968
                           ========= ======  =========   ========= ==========  ========  ==========

 See accompanying notes.

                               TELULAR CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)



                                                 Six Months Ended March 31,
                                                        1999          1998
                                                   ----------    ----------
  Operating Activities:
  Net loss                                         $  (4,685)    $  (3,860)
  Adjustments to reconcile net loss to
  net cash used in operating activities
      Depreciation                                       776           917
      Amortization                                       441           508
      Inventory obsolescence expense                     150           229
      Compensation expense related to
       stock options and grants                          135             0
      Common stock issued for services
       and compensation                                   90           116
      Equity in net income of affiliate                    0           (84)
      Changes in assets and liabilities:
          Trade receivables, net                      (1,550)        1,654
          Related parties receivables, net               833           925
          Inventories                                     21        (3,089)
          Prepaid expenses, deposits and other           194        (1,987)
          Trade accounts payable                       1,035          (378)
          Related parties accounts payable              (894)         (927)
          Accrued liabilities                         (1,326)          228
                                                   ----------    ----------
  Net cash used in operating activities               (4,780)       (5,748)

  Investing Activities:
  Acquisition of property and equipment                 (959)       (1,306)
                                                   ----------    ----------
  Net cash used in investing activities                 (959)       (1,306)
                                                   ----------    ----------

  Financing Activities:
  Proceeds from the issuance of common stock               0           151
                                                   ----------    ----------
  Net cash provided by financing activities                0           151
                                                   ----------    ----------

  Net decrease in cash and cash equivalents           (5,739)       (6,903)

  Cash and cash equivalents, beginning of period      19,854        28,451
                                                   ----------    ----------
  Cash and cash equivalents, end of period         $  14,115     $  21,548
                                                   ==========    ==========

                           See accompanying notes

                           TELULAR CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1999
                               (Unaudited)


  1.   Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

  2.   Inventories

       The components of inventories consist of the following (000's):

                                             March 31,    September 30,
                                               1999           1998
                                             ----------   -------------
                                            (unaudited)
       Raw materials                           $ 4,473         $ 6,709
       Finished goods                            7,703           5,488
                                             ----------   -------------
                                                12,176          12,197
       Less: Reserve for obsolescence              753             603
                                             ----------   -------------
                                             $  11,423       $  11,594
                                             ==========   =============

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

                           TELULAR CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              MARCH 31, 1999

  4.   Redeemable Preferred Stock

       In 1997, the Company issued 20,000 shares of Series A Convertible Preferred Stock (the Preferred Stock) for $18.8 million which is net of issuance cost of $1.2 million. The Preferred Stock automatically converts to Common Stock on October 16, 1999 and includes the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the Nasdaq closing bid prices for the Common Stock. In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of : (i) a consolidation or merger with another company; (ii) sale or transfer of substantially all assets; (iii) 50% change in ownership; or (iv) certain triggering events including suspension of the SEC registration statement for the Common Stock to be issued upon conversion of the Preferred Stock, failure to be listed on Nasdaq or another national securities exchange, and notice by the Company of its intention not to comply with proper requests for conversion. The redemption price upon holder redemption is the greater of $1,250 per share and the cash equivalent of the defined conversion formula on the date of redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of Common Stock using a defined conversion formula based upon the Nasdaq closing bid prices for Common Stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999 for $1,200 per share plus 120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to the stockholders of the Company.

       The Preferred Stock reflects a beneficial conversion feature that allows holders to convert the security to Common Stock at a discount. The amount of the discount is determined using Nasdaq closing bid prices for the Common Stock. During fiscal year 1997, the Company recorded $2.2 million of amortization of Preferred Stock beneficial conversion discount. The offset entry to amortization of preferred stock beneficial conversion discount increased redeemable Preferred Stock by $2.2 million. This amount will accrete to the Common Stock and additional paid in capital accounts as shares of redeemable Preferred Stock are converted into shares of common stock of the Company. As of March 31, 1999, 5,094 shares of preferred stock have been converted into 629,983 shares of Common Stock.

  5.   Comprehensive Income

       On October 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income
       (SFAS No. 130). Comprehensive income is defined by SFAS No. 130 as net income plus other comprehensive income, which, under existing accounting standards includes foreign currency items, minimum pension liability and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is reported by the Company in the consolidated statement of changes in stockholders' equity.

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

                           TELULAR CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              MARCH 31, 1999


  7.   Contingencies

       The Company is involved in litigation with Global Emerging Markets North America, Inc. (GEM) over a commission GEM claims it is owed in connection with the Preferred Stock issued by the Company in 1997 (see footnote 4 above). Payments that the Company may be required to make in connections with this litigation are deemed issuance cost and would be recorded as a reduction to Redeemable Preferred Stock and not effect the
       Consolidated Statements of Operations.   On April 5, 1999, The
       Circuit Court of Cook County (Illinois) awarded GEM $549,305, but the Company has appealed that judgement. As a result, the Company has not recorded the above judgement in its financial statements.

       The Company is involved in other legal proceedings in the ordinary course of business. While all litigation contains an element of uncertainty, based upon discussion with the Company's counsel, except for the GEM case described above, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated financial position and results of operations.

  8.   Reverse Stock Split

       The number of shares of common stock outstanding, the weighed average number of common shares outstanding and basic and diluted net loss per share amounts have all been restated to reflect the one-for-four (1:4) reverse stock split of the Company's common stock on January 27, 1999.

  9.   Reclassification

       Certain amounts in the March 31, 1998 financial statements have been reclassified to conform to the March 31, 1999 presentation.

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

  The Company is investing in new product development for both analog and digital fixed wireless terminals. As with any emerging market, it is difficult to predict the timing of the market demand. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in the Company's Cautionary Statements Pursuant to the Securities
  Litigation Reform Act which is attached as Exhibit 99 to the Form 10-K for the period ended September 30, 1998.


  Results of Operations

  Second quarter fiscal year 1999 compared to second quarter fiscal year
  1998

  Net Product Sales. Net product sales of $7.3 million for the three months ended March 31, 1999 decreased 26% from $9.8 million for the three months ended March 31, 1998. Sales of FWTs decreased 34% from $8.8 million during the second quarter fiscal year 1998 to $5.8 million during the same quarter fiscal year 1999. The decrease resulted primarily from lower shipments to Africa and The Philippines during the current year, but also due to economic turmoil in Asia in general and in specific areas of South America. The Company shipped $3.0 million of FWTs to Guinea, West Africa and Philippines during the second quarter of fiscal year 1998. There have been no sales to these destinations in fiscal year 1999. The sale of WAS products increased approximately 14% from $2.3 million during the three months ended March 31, 1998 to $2.6 million during the three months ended March 31, 1999.

  Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue decreased from $1.3 million during the second quarter of fiscal 1998 to $1.1 million during the same quarter of fiscal 1999. The fiscal 1998 amount included $1.2 million for the royalty settlement with ORA Electronics, Inc. The fiscal 1999 amount includes $0.9 million of royalty settlement revenue from Motorola.
  The amount from Motorola is a wrap-up payment related to the Option Agreement with Motorola. The above payment, along with previous NRE payments and favorable changes in terms for the Company on the Hungary project comprises the balance of liquidated damages owed the Company by Motorola in connection with the Option Agreement and the Hungary project contract. Further, in connection with the above settlement, the Company has agreed to reduce certain present and future royalties from Motorola.

  Engineering and Development Expenses. Engineering and development expenses of $1.7 million during the second quarter of fiscal year 1999 decreased approximately 27% or $0.6 million over the same quarter of fiscal 1998. In fiscal year 1998 and prior the Company had increasing engineering and development expenses as a result of efforts to bring several new lower cost products and a wider range of products to market. Many new products were completed and introduced to market during that year, and therefore the Company has reduced engineering and development expenses, primarily through reductions in material costs and contracted engineering services.

  General and Administrative Expenses (G&A). G&A for the second quarter of fiscal 1999 decreased 25% compared to the same quarter of fiscal 1998. The decrease is primarily attributable to the reduction or elimination of expenditures, primarily through personnel reductions, as well as leveraging resources.

  Other Income. Other income during the second quarter of fiscal 1999 decreased by $0.2 million compared to the same quarter of fiscal 1998. The decrease is primarily due to lower interest income due to lower cash balances during the second quarter of fiscal 1999 compared to the same quarter of fiscal 1998.

  Net Income (loss). The Company recorded a net loss of ($2.0) million or ($0.23) per share for the second quarter in fiscal 1999 compared to a loss of ($1.8) million or ($0.22) per share in the same quarter of fiscal 1998.

  Net income (loss) applicable to common shares. After giving effect to the cumulative preferred stock dividend of $0.2 million for the second quarter of fiscal year 1999, net loss applicable to common shares of ($2.2) million or ($0.25) per share compares to a loss of ($2.0) million or ($0.25) per share in the same quarter of fiscal 1998.


  First half fiscal year 1999 compared to first half fiscal year 1998

  Net Product Sales. Net product sales of $15.5 million for the six months ended March 31, 1999 decreased 31% from $22.4 million for the six months ended March 31, 1998. Sales of FWTs decreased 40% from $18.9 million during the first half of fiscal year 1998 to $11.3 million during the same period of fiscal year 1999. The decrease resulted primarily from lower shipments to Africa and The Philippines during the current year, but also due to economic turmoil in Asia in general and in specific areas of South America. The Company shipped $7.6 million of FWTs to Guinea, West Africa and Philippines during the first half of fiscal year 1998. There have been no sales to these destinations in fiscal year 1999. The sale of WAS products increased approximately 10% from $4.8 million during the six months ended March 31, 1998 to $5.3 million during the six months ended March 31, 1999. Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue decreased from $1.4 million during the first half of fiscal 1998 to $1.1 million during the same period of fiscal 1999. The fiscal 1998 amount included $1.2 million for the royalty settlement with ORA Electronics, Inc. The fiscal 1999 amount includes $0.9 million of royalty settlement revenue from Motorola. The amount from Motorola is a wrap-up payment related to the Option Agreement with Motorola. The above payment, along with previous NRE payments and favorable changes in terms for the Company on the Hungary project comprises the balance of liquidated damages owed the Company by Motorola in connection with the Option Agreement and the Hungary project contract. Further, in connection with the above settlement, the Company has agreed to reduce certain present and future royalties from Motorola.

  Engineering and Development Expenses. Engineering and development expenses of $3.0 million during the first six months of fiscal 1999 decreased approximately 30% or $1.3 million over the first six months of fiscal 1998. In fiscal year 1998 and prior the Company had increasing engineering and development expenses as a result of efforts to bring several new lower cost products and a wider range of products to market. Many new products were completed and introduced to market during that year, and therefore the Company has reduced engineering and development expenses, primarily through reductions in material costs and contracted engineering services.

  Selling and Marketing Expenses. Selling and marketing expenses for the first half of fiscal 1999 increased 14% or $0.5 million compared to the period of fiscal 1998. The increase was primarily a result of the Company's efforts to market its new products and increase its sales force to support worldwide sales coverage. The Company has added new direct sales personnel in Budapest, Hungary; Hong Kong, Republic of China and Istanbul, Turkey during the first half of fiscal year 1999.

  General and Administrative Expenses (G&A). G&A for the first half of fiscal 1999 decreased 18% compared to the first half of fiscal 1998. The decrease is primarily attributable to the reduction or elimination of expenditures, primarily through personnel reductions, as well as leveraging resources.

  Other Income. Other income during the first half of fiscal 1999 decreased by $0.3 million compared to the same period of fiscal 1998. The decrease is primarily due to lower interest income due to lower cash balances during the first half of fiscal 1999 compared to the same half of fiscal 1998.

  Net Income (loss). The Company recorded a net loss of ($4.7) million or ($0.54) per share for the first half in fiscal 1999 compared to a net loss of ($3.9) million or ($0.47) per share first half of fiscal 1998.

  Net income (loss) applicable to common shares. After giving effect to the cumulative preferred stock dividend of $0.4 million for the first half of fiscal 1999, net loss applicable to common shares of ($5.1) million or ($0.58) per share compares to a net loss of ($4.3) million or ($0.53) per share in the first half of fiscal 1998.

  Liquidity and Capital Resources

  At March 31, 1999, the Company had $14.1 million in cash and cash equivalents with a working capital surplus of $24.2 million.

  The Company generated $1.7 million of cash during the three months ended March 31, 1999, but used $5.7 million during the first half of fiscal year 1999 compared to $6.9 million of cash used during the same period last year. Cash used for capital spending was $1.0 million during the six months ended March 31, 1999, compared to $1.3 million during the same period last fiscal year.

  In 1997, the Company issued 20,000 shares of Series A Convertible Preferred Stock (the Preferred Stock) for $18.8 million, which is net of issuance cost of $1.2 million. The Preferred Stock automatically converts into shares of the Company's common stock (Common Stock) on October 16, 1999 and includes the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the Nasdaq closing bid prices for the Common Stock. In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of a (i) consolidation or merger with another company; (ii) sale or transfer of substantially all assets; (iii) 50% change in ownership; or (iv) certain triggering events including suspension of the SEC registration statement for the Common Stock to be issued upon conversion of the Preferred Stock, failure to be listed on Nasdaq or another national securities exchange, and notice by the Company of its intention not to comply with proper requests for conversion. The redemption price upon holder redemption is the greater of $1,250 per share and the cash equivalent of the defined conversion formula on the date of redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of Common Stock using a defined conversion formula based upon the Nasdaq closing bid prices for the Common Stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999 for $1,200 per share plus 120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on
  matters submitted for vote to the stockholders of the Company.   As of
  March 31, 1999, 5,094 shares of preferred stock have been converted into 629,983 shares of Common Stock.

  On April 23, 1997, the Company entered into a Loan and Security Agreement with Sanwa Business Credit Corporation that, among other things, provides a credit facility with a loan limit of $20.0 million (the Loan). Borrowings under the Loan are subject to borrowing base requirements and other restrictions. Under the Loan and Security Agreement, the Company is required to comply with certain affirmative and negative covenants. The Loan matures on April 23, 2000. As of March 31, 1999, the Company's borrowing capacity under the Loan provisions was $8.4 million, although there have been no borrowings and none are contemplated in the near term.

  The Company has and will continue to use much of the capital raised in fiscal year 1997 to fund new product development. Beyond its specific research and product development needs, expected future uses of cash include working capital requirements, marketing and sales support programs in anticipation of future revenues and certain capital expenditures. Based upon its current operating plan, the Company believes its existing capital resources, including the credit facility and proceeds from the issuance of the Preferred Stock, should enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The amount of royalty income from the Company's licensees is unpredictable, but could have an impact on the Company's actual cash flow.

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

  In 1998, management conducted a formal assessment of its significant information technology systems, including computers used in its production and manufacturing functions. Based upon this assessment, management developed an action plan to modify its internal software and hardware (imbedded chips) so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The cost of such modifications, including testing and implementation, was not significant and was funded with available cash. Although the Company has completed all known changes to its internal computer systems and has obtained certification of year 2000 compliance from its key external software providers, there can be no absolute assurance that all of the Company's internal systems will operate properly in the Year 2000 and beyond. The Company is prepared to operate the business without the benefit of internal computer systems should its systems fail to operate after December 31, 1999.

  The Company does not conduct any of its purchase transactions through computer systems that interface directly with suppliers. The Company has also initiated a formal assessment of its significant suppliers to determine the extent to which the Company would be vulnerable if those third parties fail to remedy Year 2000 issues. To date, the Company has received written responses from most of its suppliers. The Company has evaluated these responses and is now monitoring the progress of suppliers that are not fully ready for the Year 2000. Where the Company determines that critical suppliers will not be ready for the Year 2000, the Company will take appropriate actions.

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

  The Company has reviewed each of its product lines and has determined that its products will operate properly in the Year 2000 and beyond. However, for some industries, the Company's products are integrated with other company's products and sold as a combined product by another company. There can be no assurances that such combined products, current and future, will operate properly in the Year 2000 and beyond.

  The cost of the Company's efforts to prepare for the Year 2000 was approximately $100,000, of which approximately 50% was incurred during the current fiscal year. Management will continue to monitor this issue, particularly the possible impact of third-party Year 2000 compliance on the Company's operations.

  Management believes that it is Year 2000 ready and does not anticipate any additional preparation cost. Nevertheless, because it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely effected by Year 2000 problems. The loss of revenue from such occurrences has not been estimated.

  Outlook

  The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

  Based upon observed trends, the Company believes that the market for FWTs will experience substantial growth over the next five years. Nearer term prospects should enable the Company to grow, but at more modest rates. The economic turmoil in Asia, a key market for the Company's products, will negatively impact growth prospects in the near term. However, the Company has identified significant near term opportunities primarily in Eastern Europe, Africa, Columbia, Venezuela, Mexico, Dominican Republic and Malaysia. Each of these markets will develop at a different pace, and the sales cycle for these regions are several months or quarters, but market indications remain positive. The Company is well positioned with a wide range of products and an expanded sales force to capitalize on these market opportunities.

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

  The Company frequently invests available cash and cash equivalents in short term instruments such as: certificates of deposit, commercial paper and money market accounts. Although the rate of interest available on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of March 31, 1999.

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Credit risks with respect to trade receivables are limited due to the diversity of customers comprising the Company's customer base. The Company generally receives irrevocable letters of credit that are confirmed by U.S. banks to reduce its credit risk. Further, the Company purchases credit insurance for all significant open accounts outside of the United States. The Company performs ongoing credit evaluations and charges uncollectible amounts to operations when they are determined to be uncollectible.


  PART II - OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS

  The Company is involved in litigation with Global Emerging Markets North America, Inc. (GEM) over a commission GEM claims it is owed in connection with the Preferred Stock issued by the Company in 1997. Payments that the Company may be required to make in connections with this litigation are deemed issuance cost and would be recorded as a reduction to Redeemable Preferred Stock and not effect the
  Consolidated Statements of Operations.   On April 5, 1999, The Circuit
  Court of Cook County (Illinois) awarded GEM $549,305, but the Company has appealed that judgement. As a result, the Company has not recorded the above judgement in its financial statements.

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

  Recent Sales of Unregistered Securities

  During the three months ended March 31, 1999, the Company issued 6,355 shares of Common Stock valued at $13,905 to the law of firm of Hamman and Benn for legal services. The Company also issued 12,427 shares of Common Stock valued at $27,190 to the law firm of Bellows & Bellows for legal services. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's Annual Meeting of Shareholders was held on January 26, 1999. The number of shares issued and outstanding and entitled to vote was 34,710,636. There were present at said meeting, in person or by proxy, shareholders holding 33,652,634 shares of common stock, that is 97% of the stock outstanding, and entitled to vote, which constituted a quorum.

  The first matter voted upon was the election of the Board of Directors. The directors elected were as follows:

                                For                   Withheld
  John E. Berndt                33,115,198            537,436
  William L. DeNicolo           33,088,198            564,436
  Larry J. Ford                 33,119,198            533,436
  Daniel D. Giacopelli          33,102,898            549,736
  Richard D. Haning             33,119,198            533,436
  Kenneth E. Millard            33,110,898            541,736
  Robert C. Montgomery          33,113,698            538,936
  Mark R. Warner                33,107,198            545,436

  All nominees for Director were elected.

  The second matter voted upon was to approve each of three amendments to the Certificate of Incorporation of the Company which would effect a reverse stock split at 1:2, 1:3, or 1:4. Votes on this matter were:
  32,493,578 For, 1,067,580 Against, 91,476 Abstentions and there were no Broker Non-Votes.

  The third matter voted upon was to approve the Company's Third Amended and Restated Stock Incentive Plan, increasing the number of options authorized thereunder from 3,000,000 to 7,000,000. Votes on this matter were: 18,288,477 For, 2,020,710 Against, 118,001 Abstentions and 13,225,276 Broker Non-Votes.

  The fourth matter voted upon was to amend the Ratification of Ernst & Young LLP as Independent Auditors for the year ending September 30, 1999. Votes on this matter were: 33,379,131 For, 115,665 Against, 157,665 Abstentions, and there were no Broker Non-Votes.

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits (listed by number according to Exhibit table of Item 601 in Regulation S-K)

       Number Description                      Reference
       ------ ----------------------------     -----------------------------
       3.1   Certificate of Incorporation      Filed as Exhibit 3.1 to
                                               Registration Statement
                                               No. 33-72096 (the
                                               Registration Statement)

       3.2   Amendment No. 1 to Certificate    Filed as Exhibit 3.2
             of Incorporation                  to the Registration Statement

       3.3   Amendment No. 2 to Certificate    Filed as Exhibit 3.3 to the
             of Incorporation                  Registration Statement

       3.4   Amendment No. 3 to Certificate    Filed as Exhibit 3.4 to Form
             of Incorporation                  10-Q filed February 16, 1999

       3.5   Amendment No. 4 to Certificate    Filed as Exhibit 3.5 to Form
             of Incorporation                  10-Q filed February 16, 1999

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

  (b)  Reports on Form 8-K

       The Company did not file any report on Form 8-K during the three months ended March 31, 1999.

                                       SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         Telular Corporation



          Date    May 14, 1999             By:  /s/ Kenneth E. Millard
                  -----------------           -------------------------
                                           Kenneth E. Millard
                                           President & Chief Executive Officer



          Date    May 14, 1999                 /s/ Jeffrey L. Herrmann
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
       3.1   Certificate of Incorporation      Filed as Exhibit 3.1 to
                                               Registration Statement
                                               No. 33-72096 (the
                                               Registration Statement)

       3.2   Amendment No. 1 to Certificate    Filed as Exhibit 3.2
             of Incorporation                  to the Registration Statement

       3.3   Amendment No. 2 to Certificate    Filed as Exhibit 3.3 to the
             of Incorporation                  Registration Statement

       3.4   Amendment No. 3 to Certificate    Filed as Exhibit 3.4 to Form
             of Incorporation                  10-Q filed February 16, 1999

       3.5   Amendment No. 4 to Certificate    Filed as Exhibit 3.5 to Form
             of Incorporation                  10-Q filed February 16, 1999

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