Form 10-Q
period 1999-06-30
TELULAR CORP
filed 1999-08-13
CIK 915324

United States
                        Securities and Exchange Commission
                              Washington, D.C. 20549

                                    FORM 10-Q


           [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999.

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


                 Yes  X              No

  The number of shares outstanding of the Registrant's common stock, par value $.01, as of June 30, 1999, the latest practicable date, was 9,307,549 shares.

                               TELULAR CORPORATION
                                      Index




  Part I - Financial Information                                   Page No.

  Item 1.  Financial Statements:

          Consolidated Balance Sheets
            June 30, 1999 (unaudited) and September 30, 1998            3

          Consolidated Statements of Operations (unaudited)
             Three Months Ended June 30, 1999 and
             June 30, 1998                                              4

          Consolidated Statements of Operations (unaudited)
             Nine Months Ended June 30, 1999 and
             June 30, 1998                                              5

          Consolidated Statement of Stockholders' Equity (unaudited)
             Period from September 30, 1998 to
             June 30, 1999                                              6

          Consolidated Statements of Cash Flows (unaudited)
             Nine Months Ended June 30, 1999 and
             June 30, 1998                                              7

          Notes to the Consolidated Financial Statements                8

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk   16

  Part II - Other Information

  Item 1.  Legal Proceedings                                            16

  Item 2.  Changes in Securities and Recent Sales of
           Unregistered Securities                                      16

  Item 6.  Exhibits and Reports on Form 8-K                             17

  Signatures                                                            20

  Exhibit Index                                                         21


                                 TELULAR CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except share data)

                                                     June 30,   September 30,
                                                       1999         1998
                                                   ------------ -------------
                                                    (Unaudited)
  ASSETS
    Current assets:
      Cash  and cash equivalents                      $  10,739     $  19,854
      Receivables:
        Trade, net of allowance for doubtful accounts
        of $345 and $112 at June 30, 1999
        and September 30, 1998, respectively              6,699         4,468
      Related parties                                     1,913         1,268
                                                   ------------  ------------
                                                          8,612         5,736
      Inventories, net                                    9,419        11,594
      Prepaid expenses and other current asset            1,082           853
                                                   ------------  ------------
    Total current assets                                 29,852        38,037
    Property and equipment, net                           5,615         5,496
    Other assets:
      Excess of cost over fair value of net assets
       acquired, less accumulated amortization of
       $1,174 and $785 at June 30, 1999 and
       September 30, 1998, respectively                   3,721         4,111
      Intangible assets, less accumulated amortization
       of $1,058 and $845 at June 30, 1999 and
       September 30, 1998, respectively                      37           250
      Long term receivable                                    0           316
      Long term investment                                   56           525
      Deposits and other                                     75            77
                                                   ------------  ------------
                                                          3,889         5,279
                                                   ------------  ------------
                                                      $  39,356     $  48,812
                                                   ============  ============

  LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable:
       Trade                                          $   5,103     $   5,138
       Related parties                                    1,170         1,185
      Accrued liabilities                                 2,557         3,521
                                                   ------------  ------------
    Total current liabilities                             8,830         9,844

    Commitments and contingencies                             0             0

    Redeemable Preferred Stock:
      Series A convertible preferred stock, $.01
      par value; $13,712 and $17,709 liquidation
      preference at June 30, 1999 and
      September 30, 1998, respectively; 21,000 shares
      authorized at June 30, 1999 and September
      30, 1998; 12,350 shares and 16,506 shares issued
      and outstanding at June 30, 1999 and
      September 30, 1998, respectively.                  13,513        18,286

    Stockholders' Equity:
      Preferred stock $.01 par value; 9,979,000 shares
       authorized at June 30, 1999 and
       September 30, 1998; none outstanding                   0             0
      Common stock;  $.01 par value; 75,000,000 shares
       authorized; 9,307,549 and 8,534,298 outstanding
       at June 30, 1999 and September 30, 1998,
       respectively                                          93           346
      Additional paid-in capital                        122,832       117,326
      Deficit                                          (103,911)      (95,458)
      Unrealized loss on investments                       (394)           75
      Treasury stock, 140,000 shares at cost             (1,607)       (1,607)
                                                     ------------ ------------
      Total stockholders' equity                         17,013        20,682
                                                     ------------ ------------
    Total liabilities, redeemable preferred stock
    and stockholders' equity                          $  39,356     $  48,812
                                                     ============  ===========

                                  See accompanying notes

                                 TELULAR CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands, except share data)
                                     (Unaudited)


                                              Three Months Ended June 30,
                                                       1999        1998
                                                  ----------  ----------
     Net product sales to unrelated parties      $    8,859   $   8,604
     Net product sales to related parties             1,037           0
                                                  ----------  ----------
     Total net product sales                          9,896       8,604

     Royalty and royalty settlement revenue             788          53
                                                  ----------  ----------
     Total revenue                                   10,684       8,657

     Cost of sales                                    9,584       6,675
                                                  ----------  ----------
                                                      1,100       1,982

     Engineering and development expenses             1,327       1,787
     Selling and marketing expenses                   1,690       1,562
     General and administrative expenses                975       1,024
     Provision for doubtful accounts                    215          25
     Amortization                                       161         236
                                                  ----------  ----------
     Loss from operations                            (3,268)     (2,652)

     Other income, net                                   52         103
                                                  ----------  ----------
     Net loss                                     $  (3,216)  $  (2,549)
                                                  ==========  ==========

     Less: Cumulative dividend on redeemable
           preferred stock                             (168)       (222)
                                                  ----------  ----------
     Net loss applicable to common shares         $  (3,384)  $  (2,271)
                                                  ==========  ==========

     Basic and diluted net loss per common share  $   (0.38)  $   (0.33)
                                                  ==========  ==========
     Weighted average number of common shares     8,989,930   8,385,882
                                                  ==========  ==========

                                 TELULAR CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands, except share data)
                                     (Unaudited)


                                              Nine Months Ended June 30,
                                                       1999        1998
                                                  ----------  ----------
     Net product sales to unrelated parties      $   24,175   $  30,970
     Net product sales to related parties             1,285           0
                                                  ----------  ----------
     Total net product sales                         25,460      30,970

     Royalty and royalty settlement revenue           1,798       1,429
                                                  ----------  ----------
     Total revenue                                   27,258      32,399

     Cost of sales                                   21,852      24,284
                                                  ----------  ----------
                                                      5,406       8,115

     Engineering and development expenses             4,346       6,245
     Selling and marketing expenses                   5,538       4,945
     General and administrative expenses              2,852       3,308
     Provision for doubtful accounts                    265          75
     Amortization                                       603         708
                                                  ----------  ----------
     Loss from operations                            (8,198)     (7,166)

     Other income, net                                  294         758
                                                  ----------  ----------
     Net loss                                     $  (7,904)  $  (6,408)
                                                  ==========  ==========

     Less: Cumulative dividend on redeemable
           preferred stock                             (549)       (691)
                                                  ----------  ----------
     Net loss applicable to common shares         $  (8,453)  $  (7,099)
                                                  ==========  ==========

     Basic and diluted net loss per common share  $   (0.96)  $   (0.86)
                                                  ==========  ==========
     Weighted average number of common shares     8,850,186   8,255,628
                                                  ==========  ==========

                             See accompanying notes

                                  Telular Corporation

                    Consolidated Statements of Stockholders' Equity
                                    (In Thousands)

                                                                   Unrealized
                                            Additional             gain (loss)           Total
                           Preferred Common  Paid-in                   on     Treasury Stockholder's
                             Stock    Stock  Capital    Deficit   Investments  Stock     Equity
                           --------- ------  ---------  ---------  ---------- -------- ------------
  Balance at September 30, 1998  $ 0   $346  $117,326   $ (95,458)       $ 75  $ (1,607) $ 20,682
  Comprehensive income:
   Net loss for period from
   October 1, 1998 to June
   30, 1999                        0      0         0      (7,904)          0         0    (7,904)
  Other comprehensive income
   Unrealized loss on investments  0      0         0           0        (469)        0      (469)
                                                                                         ---------
  Comprehensive income                                                                     (8,373)
                                                                                         ---------
  One-for-four stock exchange      0   (269)      269           0           0         0         0

  Deferred compensation related
  to stock options                 0      0       135           0           0         0       135

  Stock issued in connection
  with services                    0      2       219           0           0         0       221

  Conversion of preferred stock
  to common stock                  0     14     4,883           0           0         0     4,897

  Cumulative dividend on
  redeemable preferred stock       0      0         0        (549)          0         0      (549)
                           --------- ------  ---------   --------- ----------  --------  ----------
 Balance at June 30, 1999          0     93   122,832    (103,911)       (394)   (1,607)   17,013
                           ========= ======  =========   ========= ==========  ========  ==========

 See accompanying notes.

                               TELULAR CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)



                                                 Nine Months Ended June 30,
                                                        1999          1998
                                                   ----------    ----------
  Operating Activities:
  Net loss                                         $  (7,904)    $  (6,408)
  Adjustments to reconcile net loss to
  net cash used in operating activities
      Depreciation                                     1,164         1,344
      Amortization                                       603           708
      Inventory obsolescence expense                   1,980           227
      Provision for doubtful accounts                    265            75
      Compensation expense related to
       stock options and grants                          135           138
      Common stock issued for services
       and compensation                                  221           219
      Equity in net income of affiliate                    0           (84)
      Changes in assets and liabilities:
          Trade receivables                           (2,496)        1,803
          Related parties receivables, net              (645)        3,937
          Inventories                                    195          (723)
          Prepaid expenses, deposits and other            89        (1,567)
          Trade accounts payable                         (35)         (420)
          Related parties accounts payable               (15)       (3,557)
          Accrued liabilities                         (1,389)         (513)
                                                   ----------    ----------
  Net cash used in operating activities               (7,832)       (4,821)

  Investing Activities:
  Acquisition of property and equipment               (1,283)       (2,027)
                                                   ----------    ----------
  Net cash used in investing activities               (1,283)       (2,027)
                                                   ----------    ----------

  Financing Activities:
  Proceeds from the issuance of common stock               0           150
                                                   ----------    ----------
  Net cash provided by financing activities                0           150
                                                   ----------    ----------

  Net decrease in cash and cash equivalents           (9,115)       (6,698)

  Cash and cash equivalents, beginning of period      19,854        28,451
                                                   ----------    ----------
  Cash and cash equivalents, end of period         $  10,739     $  21,753
                                                   ==========    ==========

                           See accompanying notes

                             TELULAR CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1999
                                 (Unaudited)


 1.   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 1999. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

 2.   Inventories

      The components of inventories consist of the following (000's):

                                             June 30,     September 30,
                                               1999           1998
                                             ----------   -------------
                                            (unaudited)
       Raw materials                           $ 5,246         $ 6,709
       Finished goods                            4,861           5,488
                                             ----------   -------------
                                                10,107          12,197
       Less: Reserve for obsolescence              688             603
                                             ----------   -------------
                                             $   9,419       $  11,594
                                             ==========   =============

 3.   Investment in Wireless Domain Corporation (formerly TelePath
      Corporation)

      On June 28, 1996, the Company entered into an agreement to acquire a 33% interest in Wireless Domain Incorporated (WD) in exchange for $1 million in cash and common stock of the Company (Common Stock) valued at approximately $2.2 million. During the year ended September 30, 1997, the Company increased its equity ownership in WD to 50% by purchasing an additional 17% of WD in exchange for $0.5 million in cash and 150,000 shares of Common Stock valued at approximately $0.7 million.

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

                             TELULAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 1999

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

      The Preferred Stock reflects a beneficial conversion feature that allows holders to convert the security to Common Stock at a discount. The amount of the discount is determined using Nasdaq closing bid prices for the Common Stock. During fiscal year 1997, the Company recorded a $2.2 million provision for Preferred Stock beneficial conversion discount. The offset entry to the above provision increased redeemable Preferred Stock by $2.2 million. This amount will accrete to the Common Stock and additional paid in capital accounts as shares of redeemable Preferred Stock are converted into shares of common stock of the Company. As of June 30, 1999, 7,650 shares of preferred stock have been converted into 1,100,452 shares of Common Stock.

 5.   Comprehensive Income

      On October 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS
      No. 130). Comprehensive income is defined by SFAS No. 130 as net income plus other comprehensive income, which, under existing accounting standards includes foreign currency items, minimum pension liability and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is reported by the Company in the consolidated statement of stockholders' equity.

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

                             TELULAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                JUNE 30, 1999


 7.   Contingencies

      The Company is involved in litigation with Global Emerging Markets North America, Inc. (GEM) over a commission GEM claims in connection with the Preferred Stock issued by the Company in 1997 (see footnote 4 above). On April 5, 1999, the Circuit Court of Cook County (Illinois) awarded GEM $549,305, and the Company appealed that judgement. Subsequent to filing the appeal the litigation was settled for $425,000, which the Company will pay in August 1999. The payment that the Company has agreed to make is deemed to be issuance cost and has been accrued in its financial statements as a reduction to Redeemable Preferred Stock.

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

 9.   Reclassification

      Certain amounts in the June 30, 1998 financial statements have been reclassified to conform to the
      June 30, 1999 presentation.

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

  Overview

  The Company is in the fixed wireless telecommunications industry. The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment with cellular-type transceivers for use in wireless communication networks. Applications of the Company's technology include fixed wireless telecommunications as a primary service where wireline systems are unavailable, unreliable or uneconomical, as well as wireless backup systems for wireline telephone systems and wireless alarm signaling (WAS). The Company's principal product lines are: PHONECELL, a line of fixed wireless terminals (FWTs), and TELGUARD, a line of WAS products.

  The Company is investing in new product development for both analog and digital fixed wireless terminals. As with any emerging market, it is difficult to predict the timing of the market demand. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in the Company's Cautionary Statements Pursuant to the Securities Litigation Reform Act which is attached as Exhibit 99 to the Company's Form 10-K for the period ended September 30, 1998.


  Results of Operations

  Third quarter fiscal year 1999 compared to third quarter fiscal year 1998

  Total Net Product Sales. Total net product sales includes sales of finished products and components. Sales of FWTs increased 48% and sales of WAS products increased 18% during the third quarter of fiscal year 1999 compared to the same period last year. Sales of components decreased 49% or $1.1 million during the third quarter of fiscal year 1999 compared to the same period last year. The decline in component sales resulted from a $2.1 million decrease in sales to Qualcomm, partially offset by a $1.0 million increase in sales to Motorola.

  Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased $0.7 million for the third quarter of fiscal year 1999 compared to the third quarter of fiscal year 1999. This increase resulted primarily from increased royalty revenue from Motorola this year compared to last year. Beginning in fiscal year 1999 Motorola pays the Company royalties as a percentage of its sales on two product lines, Code Division Multiple Access (CDMA) and Advanced Mobile Phone System (AMPS), instead of a single product line, AMPS, as in the previous fiscal year.

  Cost of sales. Cost of sales increased from $6.7 million for the third quarter of fiscal year 1998 to $9.6 million for the third quarter of fiscal year 1999. During the third quarter of fiscal year 1999 the Company recorded a one-time special charge of $1.5 million (or $.17 per share) to write-off its Extended Total Access Communication System (ETACS) and CDMA inventories. On June 30, 1999, the Company decided to exit the ETACS business and to offer a new generation of CDMA products that are purchased by the Company from Motorola. Excluding this one-time charge, cost of sales for the third quarter of fiscal year 1999 of $8.1 million or 76 percent of sales compares to $6.7 million or 77 percent of sales for the same period of fiscal year 1998.

  Engineering and Development Expenses. Engineering and development expenses of $1.3 million for the third quarter of fiscal year 1999 decreased approximately 26% or $0.5 million from the same quarter of fiscal year 1998. In fiscal year 1998 the Company had increasing engineering and development expenses as a result of its efforts to bring several new lower cost products and a wider range of products to market. Because many of these new products were completed and introduced to market during fiscal year 1998, the Company has reduced its engineering and development expenses, primarily through reductions in material costs and contracted engineering services.

  Provision for doubtful accounts. Provision for doubtful accounts increased $0.2 million during the third quarter of fiscal year 1999, compared to the same period last year. The increase is a result of the Company providing reserves for three accounts where the Company's potential exposure exceeds its insurance coverage.

  Net loss. The Company recorded a net loss of $3.2 million or $0.36 per share for the third quarter in fiscal year 1999 compared to a net loss of $2.5 million or $0.30 per share for the third quarter of fiscal year 1998. Excluding the $1.5 million one-time charge to write-off certain inventories, net loss of $1.7 million or $0.19 per share for the third quarter in fiscal year 1999 compares to net loss of $2.5 million or $0.30 per share for the third quarter of fiscal year 1998.

  Net loss applicable to common shares. After giving effect to the cumulative preferred stock dividend of $0.2 million for the third quarter of fiscal year 1999, net loss applicable to common shares of $3.4 million or $0.38 per share compared to a net loss of $2.8 million or $0.33 per share for the third quarter of fiscal year 1998.

  First nine months of fiscal year 1999 compared to first nine months of fiscal year 1998

  Total Net Product Sales. Net product sales of $25.5 million for the nine months ended June 30, 1999 decreased 18% from $31.0 million for the nine months ended June 30, 1998. Sales of FWTs decreased 27% from $23.8 million during the first nine months of fiscal year 1998 to $17.4 million during the same period of fiscal year 1999. The decrease resulted primarily from lower shipments to Africa and Philippines during the current year, but also due to economic turmoil in Asia in general and in specific areas of South America. Mexico as well as a few areas of South America have been experiencing increased sales, to help offset weaker sales in the other regions. The Company shipped $10.4 million of FWTs to Guinea, West Africa and Philippines during the first nine months of fiscal year 1998. There have been no sales to these destinations in fiscal year 1999. The sale of WAS products increased approximately 13% from $7.2 million during the nine months ended June 30, 1998 to $8.1 million during the nine months ended June 30, 1999. Net Product sales to related parties of approximately $1.3 million represents sales of radios and components to Motorola.

  Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased from $1.4 million during the first nine months of fiscal year 1998 to $1.8 million during the same period of fiscal year 1999. The fiscal year 1998 amount included $1.2 million for the royalty settlement with ORA Electronics, Inc. The fiscal year 1999 amount includes $0.9 million of royalty settlement revenue from Motorola. The amount from Motorola is a wrap-up payment related to the Option Agreement with Motorola. The above payment together with favorable changes in terms granted to the Company by Motorola in connection with the Hungary project comprise the balance of liquidated damages owed the Company by Motorola in connection with the Option Agreement and the Hungary project contract. Further, in connection with the above settlement, the Company has agreed to reduce certain present and future royalties from Motorola.

  Cost of sales. Cost of sales decreased from $24.3 million for the first nine months of fiscal year 1998 to $21.9 million for the first nine months of fiscal year 1999. During the third quarter of fiscal year 1999 the Company recorded a one-time special charge of $1.5 million (or $.17 per share) to write-off its ETACS and CDMA inventories. On June 30, 1999, the Company decided to exit the ETACS business and to offer a new generation of CDMA products which are purchased by the Company. Excluding this one-time charge, cost of sales for the first nine months of fiscal year 1999 of $20.4 million or 75 percent of sales compares to $24.3 million or 75 percent of sales for the same period of fiscal year 1998.

  Engineering and Development Expenses. Engineering and development expenses of $4.3 million during the first nine months of fiscal year 1999 decreased approximately 30% or $1.9 million over the first nine months of fiscal year 1998. In fiscal year 1998 the Company had increasing engineering and development expenses as a result of efforts to bring several new lower cost products and a wider range of products to market. Because many of these products were completed and introduced to market during that year, the Company has reduced engineering and development expenses, primarily through reductions in material costs and contracted engineering services.

  Selling and Marketing Expenses. Selling and marketing expenses for the first nine months of fiscal year 1999 increased 12% or $0.6 million compared to the period of fiscal year 1998. The increase was primarily a result of the Company's efforts to market its new products and increase its sales force to support worldwide sales coverage. The Company has added new direct sales personnel in Western Europe, China, and Turkey during the first nine months of fiscal year 1999.

  General and Administrative Expenses (G&A). G&A for the first nine months of fiscal year 1999 decreased 14% compared to the first nine months of fiscal year 1998. The decrease is primarily attributable to the reduction of insurance premiums as a result of favorable negotiations with insurance carriers.

  Provision for doubtful accounts. Provision for doubtful accounts increased $0.2 million during the first nine months of fiscal year 1999, compared to the same period last year. The increase is a result of the Company providing reserves for three accounts where the Company's potential exposure exceeds its insurance coverage.

  Other Income. Other income during the first nine months of fiscal year 1999 decreased by $0.5 million compared to the same period of fiscal year 1998. The decrease is primarily due to lower interest income due to reduced cash balances during the first nine months of fiscal year 1999 compared to the same nine months of fiscal year 1998.

  Net loss. The Company recorded a net loss of $7.9 million or $0.89 per share for the first nine months in fiscal year 1999 compared to a net loss of $6.4 million or $0.78 per share for the first nine months of fiscal year 1998. Excluding the $1.5 million one-time charge to write-off certain inventories, net loss of $6.4 million or $0.72 per share for the first nine months of fiscal year 1999 compares to net loss of $6.4 million or $0.72 per share for the first nine months of fiscal year 1998.

  Net loss applicable to common shares. After giving effect to the cumulative preferred stock dividend of $0.5 million for the first nine months of fiscal year 1999, net loss applicable to common shares of $8.5 million or $0.96 per share compares to a net loss of $7.1 million or $0.86 per share for the first nine months of fiscal year 1998.


  Liquidity and Capital Resources

  At June 30, 1999, the Company had $10.7 million in cash and cash equivalents with a working capital surplus of $21.0 million. The increase is primarily the result of temporary changes in working capital, partially offset by lower capital spending.

  The Company used $9.1 million during the first nine months of fiscal year 1999 compared to $6.7 million of cash used during the same period last year. Cash used for capital spending was $1.3 million during the nine months ended June 30, 1999, compared to $2.0 million during the same period last fiscal year.

  In 1997, the Company issued 20,000 shares of Series A Convertible Preferred Stock (the Preferred Stock) for $18.8 million, which is net of issuance cost of $1.2 million. The Preferred Stock automatically converts into shares of the Company's common stock (Common Stock) on October 16, 1999 and includes the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock are entitled, at their option, subject to trading volume and other restrictions, to convert Preferred Stock into shares of Common Stock using defined conversion formulas based on the Nasdaq closing bid prices for the Common Stock. In addition, the holders have the option to redeem the Preferred Stock upon the occurrence of a (i) consolidation or merger with another company; (ii) sale or transfer of substantially all assets; (iii) 50% change in ownership; or (iv) certain triggering events including suspension of the SEC registration statement for the Common Stock to be issued upon conversion of the Preferred Stock, failure to be listed on Nasdaq or another national securities exchange, and notice by the Company of its intention not to comply with proper requests for conversion. The redemption price upon holder redemption is the greater of $1,250 per share and the cash equivalent of the defined conversion formula on the date of redemption. The Company is entitled to require the holders to convert the Preferred Stock and accrued dividends into shares of Common Stock using a defined conversion formula based upon the Nasdaq closing bid prices for the Common Stock. In addition, the Company has the right to redeem the Preferred Stock after April 15, 1999 for $1,200 per share plus 120% of the accrued dividends. Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to the stockholders of the Company. As of June 30, 1999, 7,650 shares of preferred stock have been converted into 1,100,452 shares of Common Stock.

  On July 30, 1999, the Company agreed to a written proposal from The CIT Group, Inc. (CIT) to provide a credit facility with maximum borrowings of $10.0 million (the Proposed Loan), and paid a deposit to CIT to commence due diligence procedures. Borrowings under the Proposed Loan will be subject to borrowing base requirements and other restrictions. The Proposed Loan would mature on August 10, 2003. If consummated, the Company will grant stock options and pay additional financing fees to CIT on the date of closing. As of June 30, 1999, the Company estimated its borrowing capacity under the Proposed Loan would be $7.7 million. The Proposed Loan would replace a previous Loan and Security Agreement with Fleet Capital Corporation (the successor to Sanwa Business Credit Corporation) which was terminated on July 15, 1999.

  If the Proposed Loan is approved, the Company expects to borrow funds from time to time to fund working capital requirements, to fund future product development efforts and to sustain significant levels of cash reserves which are required to qualify for large sales opportunities.

  Based upon its current operating plan, the Company believes its existing capital resources, including the Proposed Loan and proceeds from the issuance of Preferred Stock, should enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The amount of royalty income from the Company's licensees is unpredictable, but could have an impact on the Company's actual cash flow.

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

  In 1998, management conducted a formal assessment of its significant information technology systems, including computers used in its production and manufacturing functions. Based upon this assessment, management developed an action plan to modify its internal software and hardware (imbedded chips) so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The cost of such modifications, including testing and implementation, was not significant and was funded with available cash. Although the Company has completed all known changes to its internal computer systems and has obtained certification of year 2000 compliance from its key external software providers, there can be no absolute assurance that all of the Company's internal systems will operate properly in the Year 2000 and beyond. The Company is prepared to operate the business without the benefit of internal uter systems should its systems fail to operate after December 31, 1999.

  The Company does not conduct any of its purchase transactions through computer systems that interface directly with suppliers. However, the Company has initiated a formal assessment of its significant suppliers to determine the extent to which the Company would be vulnerable if those third parties fail to remedy Year 2000 issues. To date, the Company has received written responses from most of its suppliers. The Company has evaluated these responses and is now monitoring the progress of suppliers that are not fully ready for the Year 2000. Where the Company determines that critical suppliers will not be ready for the Year 2000, the Company will take appropriate actions.

  The Company currently has no material systems that interface directly with customers. Further, the Company has not entered into any significant supply contracts that extend beyond December 31, 1999. The Company's large customers beyond December 31, 1999 will likely be new customers due to the project nature of its business. However, as a global company that operates in many different countries, some of which may not be addressing the Year 2000 problem as aggressively as the United States, there can be no assurances that future customers will be Year 2000 compliant. Moreover, because markets for the Company's products are dependent on third parties, such as wireless local loop network providers, management cannot fully assess the impact that the Year 2000 problem will have on future sales.

  The Company has reviewed each of its product lines and has determined that its products will operate properly in the Year 2000 and beyond. However, for some industries, the Company's products are integrated with other companies' products and sold as combined product, by another companies. There can be no assurances that such combined products, current and future, will operate properly in the Year 2000 and beyond.

  The cost of the Company's efforts to prepare for the Year 2000 was approximately $100,000, of which approximately 50% was incurred during the current fiscal year. Management will continue to monitor this issue, particularly the possible impact of third-party Year 2000 compliance on the Company's operations.

  Management believes that it is Year 2000 ready and does not anticipate any additional preparation cost. Nevertheless, because it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely affected by Year 2000 problems. The loss of revenue from such occurrences has not been estimated.

  Outlook

  The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

  Based upon observed trends, the Company believes that the market for FWTs will experience substantial growth over the next five years. Nearer term prospects should enable the Company to grow, but at more modest rates. The economic turmoil in Asia, a key market for the Company's products, will negatively impact growth prospects in the near term. However, the Company has identified significant near term opportunities primarily in Africa, Brazil, Dominican Republic, Mexico, Malaysia, Turkey and Venezuela. Each of these markets will develop at a different pace, and the sales cycle for these regions are several months or quarters, but market indications remain positive. The Company is well positioned with a wide range of products and an expanded sales force to capitalize on these market opportunities.

  Statements contained in this filing, other than historical statements, consist of forward-looking information. The Company's actual results may vary considerably from those discussed in the Outlook section and elsewhere in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the Company's revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in
  Exhibit 99 to the Company's Form 10-K for the period ended September 30, 1998, include the risk that technological change could render the Company's technology obsolete, the risk of litigation, the Company's ability to develop new products, the Company's dependence on contractors and Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, the potential for redemption of preferred stock, the effects of control by existing shareholders, the effect of changes in management, intense industry competition and uncertainty in the development of wireless service generally.

  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  In 1998, the Company received 300,000 shares of common stock of ORA Electronics, Inc. (ORA stock) in connection with the settlement of litigation. ORA stock is traded on Nasdaq's Over The Counter (OTC) system. Although ORA stock is subject to price fluctuations associated with all securities that are traded on the OTC system, the Company has the right to receive additional shares of ORA stock to ensure the fair market value of the settlement consideration received in stock is equivalent to $1.5 million on February 1, 2000.

  The Company frequently invests available cash and cash equivalents in short term instruments such as: certificates of deposit, commercial paper and money market accounts. Although the rate of interest available on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of June 30, 1999.

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

  PART II - OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS

  The Company is involved in litigation with Global Emerging Markets North America, Inc. (GEM) over a commission GEM claims in connection with the Preferred Stock issued by the Company in 1997. On April 5, 1999, the Circuit Court of Cook County (Illinois) awarded GEM $549,305, and the Company appealed that judgement. Subsequent to filing the appeal the litigation was settled for $425,000, which the Company will pay in August 1999.

  Item 2.   CHANGES IN SECURITIES AND RECENT SALES OF UNREGISTERED SECURITIES

  Changes in Securities

  Under the terms of the Series A Convertible Preferred Stock issued on April 16, 1997 and June 6, 1997, for so long as such stock is outstanding, dividends may be paid on the Common Stock only out of retained earnings of the Company generated after April 1, 1997.

  Under the terms of the Proposed Loan, the Company will be prohibited from paying cash dividends during the term of the Loan.

  Recent Sales of Unregistered Securities

  During the three months ended June 30, 1999, the Company issued 25,602 shares of Common Stock valued at $78,406 to the law of firm of Hamman and Benn for legal services. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

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

      10.5   Appointment of Larry J. Ford      Filed as Exhibit 10.2
                                               to Form 10-Q filed
                                               May 1, 1995

      10.6   Option Agreement with Motorola    Filed as Exhibit 10.6
             dated November 10, 1995           to Form 10-K filed
                                               December 26, 1996(1)

      10.7   Amendment No. 1 dated September   Filed herewith
             24, 1996 to Option Agreement
             with Motorola

      10.8   Amendment No. 2 dated April 30,   Filed herewith (1)
             1999 to Option Agreement with
             Motorola

      10.9   Stock Purchase Agreement          Filed as Exhibit 10.11
             between Motorola, Inc. and        to the Registration Statement
             Telular Corporation dated
             September 20, 1993

     10.10   Patent Cross License Agreement    Filed as Exhibit 10.12
             between Motorola, Inc. and the    to the Registration
             Company, dated March 23, 1990     Statement(1)
             and Amendments No. 1, 2 and
             3 thereto

     10.11   Amendment No 4 to Patent Cross    Filed herewith (1)
             License Agreement between
             Motorola, Inc. and the Company
             dated May 3, 1999

     10.12   Exclusive Distribution and        Filed as Exhibit 10.14
             Trademark License Agreement       the Registration
             between Telular Canada Inc.       Statement(1)
             and the Company, dated April 1,
             1989, and Amendments thereto

     10.13 Amended and Restated Shareholders Filed as Exhibit 10.15 Agreement dated November 2, 1993 to the Registration
                                               Statement(1)

     10.14   Amendment No. 1 to Amended and    Filed as Exhibit 10.24
             Restated Shareholders             the Registration
             Agreement, dated January 24, 1994 Statement

     10.15   Amendment No. 2 to Amended and    Filed as Exhibit 10.5
             Restated Shareholders Agreement,  to the Form 10-Q filed
             dated June 29, 1995               July 28, 1995

     10.16   Amended and Restated Registration Filed as Exhibit 10.16
             Rights Agreement dated November   to the Registration
             2, 1993                           Statement

     10.17   Amendment No. 1 to Amended and    Filed as Exhibit 10.25
             Restated Registration Rights      to the Registration
             Agreement, dated January 24,      Statement
             1994

     10.18   Amended and Restated Employee     Filed as Exhibit 10.17
             Stock Option Plan                 to Form 10-K filed
                                               December 26, 1996

     10.19   Stock Option Grant to             Filed as Exhibit 10.7
             Independent Directors             to Form 10-Q filed
                                               July 28, 1995

     10.20   Securities Purchase Agreement     Filed as Exhibit 99.1 to
             dated April 16, 1997, by and      Form 8-K filed
             between Telular Corporation and   April 25, 1997
             purchasers of the Series A
             Convertible Preferred Stock

     10.21   Registration Rights Agreement     Filed as Exhibit 99.3 to
             dated April 16, 1997, by and      Form 8-K filed
             between Telular Corporation and   April 25, 1997
             purchasers of the Series A
             Convertible Preferred Stock

     10.22   Securities Purchase Agreement     Filed as Exhibit 99.3 to
             dated June 6, 1997, by and        Registration Statement on
             between Telular Corporation and   Form S-3, Registration
             purchasers of the Series A        No. 333-27915, as amended
             Convertible Preferred Stock       by Amendment No. 1 filed
                                               June 13, 1997, and further
                                               Amended by Amendment
                                               No. 2 filed July 8, 1997
                                               (Form S-3)

     10.23   Registration Rights Agreement     Filed as Exhibit 99.4 to
             dated June 6, 1997, by and        Form S-3
             between Telular Corporation and
             purchasers of the Series A
             Convertible Preferred Stock

     10.24   Agreement and Plan of Merger by   Filed as Exhibit 10.21
             and among Wireless Domain         to Form 10-K filed
             Incorporated (formerly TelePath), December 19, 1998
             Telular-WD (a wholly-owned
             subsidiary of Telular) and
             certain stockholder of Wireless
             Domain Incorporated

     10.25   Employment Agreement with Daniel  Filed as Exhibit 10.22
             D. Giacopelli                     to Form 10-Q filed
                                               February 13, 1998

     10.26   Employment Agreement with Robert  Filed as Exhibit 10.23
             C. Montgomery                     to Form 10-Q filed
                                               February 13, 1998

     10.27   OEM Equipment Purchase Agreement  Filed herewith (1)
             for WAFU dated April 30, 1999

        11   Statement regarding computation   Filed herewith
             of per share earnings

        27   Financial data schedule           Filed herewith

       (1) Confidential treatment granted with respect to redacted portions of documents.

  (b)  Reports on Form 8-K

       The Company did not file any report on Form 8-K during the three months ended June 30, 1999.


                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         Telular Corporation



          Date    August 13, 1999          By:  /s/ Kenneth E. Millard
                  -----------------        -------------------------
                                           Kenneth E. Millard
                                           President & Chief Executive Officer



          Date    August 13, 1999             /s/ Jeffrey L. Herrmann
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

      10.5   Appointment of Larry J. Ford      Filed as Exhibit 10.2
                                               to Form 10-Q filed
                                               May 1, 1995

      10.6   Option Agreement with Motorola    Filed as Exhibit 10.6
             dated November 10, 1995           to Form 10-K filed
                                               December 26, 1996(1)

      10.7   Amendment No. 1 dated September   Filed herewith
             24, 1996 to Option Agreement
             with Motorola

      10.8   Amendment No. 2 dated April 30,   Filed herewith (1)
             1999 to Option Agreement with
             Motorola

      10.9   Stock Purchase Agreement          Filed as Exhibit 10.11
             between Motorola, Inc. and        to the Registration Statement
             Telular Corporation dated
             September 20, 1993

     10.10   Patent Cross License Agreement    Filed as Exhibit 10.12
             between Motorola, Inc. and the    to the Registration
             Company, dated March 23, 1990     Statement(1)
             and Amendments No. 1, 2 and
             3 thereto

     10.11   Amendment No 4 to Patent Cross    Filed herewith (1)
             License Agreement between
             Motorola, Inc. and the Company
             dated May 3, 1999

     10.12   Exclusive Distribution and        Filed as Exhibit 10.14
             Trademark License Agreement       the Registration
             between Telular Canada Inc.       Statement(1)
             and the Company, dated April 1,
             1989, and Amendments thereto

     10.13 Amended and Restated Shareholders Filed as Exhibit 10.15 Agreement dated November 2, 1993 to the Registration
                                               Statement(1)

     10.14   Amendment No. 1 to Amended and    Filed as Exhibit 10.24
             Restated Shareholders             the Registration
             Agreement, dated January 24, 1994 Statement

     10.15   Amendment No. 2 to Amended and    Filed as Exhibit 10.5
             Restated Shareholders Agreement,  to the Form 10-Q filed
             dated June 29, 1995               July 28, 1995

     10.16   Amended and Restated Registration Filed as Exhibit 10.16
             Rights Agreement dated November   to the Registration
             2, 1993                           Statement

     10.17   Amendment No. 1 to Amended and    Filed as Exhibit 10.25
             Restated Registration Rights      to the Registration
             Agreement, dated January 24,      Statement
             1994

     10.18   Amended and Restated Employee     Filed as Exhibit 10.17
             Stock Option Plan                 to Form 10-K filed
                                               December 26, 1996

     10.19   Stock Option Grant to             Filed as Exhibit 10.7
             Independent Directors             to Form 10-Q filed
                                               July 28, 1995

     10.20   Securities Purchase Agreement     Filed as Exhibit 99.1 to
             dated April 16, 1997, by and      Form 8-K filed
             between Telular Corporation and   April 25, 1997
             purchasers of the Series A
             Convertible Preferred Stock

     10.21   Registration Rights Agreement     Filed as Exhibit 99.3 to
             dated April 16, 1997, by and      Form 8-K filed
             between Telular Corporation and   April 25, 1997
             purchasers of the Series A
             Convertible Preferred Stock

     10.22   Securities Purchase Agreement     Filed as Exhibit 99.3 to
             dated June 6, 1997, by and        Registration Statement on
             between Telular Corporation and   Form S-3, Registration
             purchasers of the Series A        No. 333-27915, as amended
             Convertible Preferred Stock       by Amendment No. 1 filed
                                               June 13, 1997, and further
                                               Amended by Amendment
                                               No. 2 filed July 8, 1997
                                               (Form S-3)

     10.23   Registration Rights Agreement     Filed as Exhibit 99.4 to
             dated June 6, 1997, by and        Form S-3
             between Telular Corporation and
             purchasers of the Series A
             Convertible Preferred Stock

     10.24   Agreement and Plan of Merger by   Filed as Exhibit 10.21
             and among Wireless Domain         to Form 10-K filed
             Incorporated (formerly TelePath), December 19, 1998
             Telular-WD (a wholly-owned
             subsidiary of Telular) and
             certain stockholder of Wireless
             Domain Incorporated

     10.25   Employment Agreement with Daniel  Filed as Exhibit 10.22
             D. Giacopelli                     to Form 10-Q filed
                                               February 13, 1998

     10.26   Employment Agreement with Robert  Filed as Exhibit 10.23
             C. Montgomery                     to Form 10-Q filed
                                               February 13, 1998

     10.27   OEM Equipment Purchase Agreement  Filed herewith (1)
             for WAFU dated April 30, 1999

        11   Statement regarding computation   Filed herewith
             of per share earnings

        27   Financial data schedule           Filed herewith

       (1) Confidential treatment granted with respect to redacted portions of documents.