Form 10-K
period 1999-09-30
TELULAR CORP
filed 1999-12-20
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                    FORM 10-K

                                            X    ANNUAL REPORT PURSUANT TO
    SECTION 13 OR 15(d) OF THE

    SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1999

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

         As of November 19, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $11,327,984* (based upon the closing sales price of such stock as reported by the NASDAQ National Market on such date).

         The number of shares outstanding of the Registrant's Common Stock as of November 19, 1999, the latest practicable date, was 11,709,544 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended September 30, 1999 are incorporated by reference in Part III of this Form 10-K.


       * Excludes the Common Stock held by Named Executive Officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at November 19, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant or that such person is controlled by or under common control with the registrant.

    PART I

    Item 1. BUSINESS

    OVERVIEW

    Background

    Telular Corporation (the Company) is in the fixed wireless telecommunications industry. The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment (CPE), including standard telephones, fax machines, data modems and alarm panels, with cellular-type transceivers for use in wireless communication networks in the Cellular and PCS bands. Applications of the Company's technology include fixed wireless telecommunications as a primary access service where wireline systems are unavailable, unreliable or uneconomical, as well as wireless backup systems for wireline telephone systems and wireless security and alarm monitoring signaling (WAS). The Company's business segments are divided among its two principal product lines: PHONECELL(R), a line of fixed wireless terminals (FWTs), and TELGUARD(R), a line of WAS products. Refer to the financial statement footnotes for financial information about the business segments.

    In 1986, the Company acquired the intellectual property rights for its cellular interface concept and methodology. The Company's patents cover not only circuitry, but also the core concept and principles underlying the use of an intelligent interface device in conjunction with cellular-type transceivers and systems.

    In 1994, the Company completed an initial public offering (IPO) of its Common Stock, which raised approximately $56.4 million. The Company's stock is traded on the NASDAQ National Market System under the ticker symbol WRLS. In 1995, the Company raised $18.0 million from the private placement of convertible debentures. In 1997, the Company raised $18.4 million from private placements of Series A Convertible Preferred Stock.

    On January 26, 1999, the Company executed a 1 for 4 reverse stock split of its Common Stock. All Common Stock information presented herein has been restated to reflect the 1 for 4 reverse stock split.

    Acquisitions

    In 1993, the Company acquired two companies: Telular International, Inc. (Telular International), formerly Codecom Rural Communications, located in Puerto Rico, and Telular-Adcor Security Products, Inc. located in Atlanta, formerly known as Adcor Electronics International, Inc. Both entities are wholly owned subsidiaries of the Company.

    Effective October 1, 1997, Wireless Domain Incorporated (WD) merged into the Company. Prior to October 1, 1997, the Company had acquired 50% of WD in three separate transactions during 1997 and 1996. This transaction added 29 engineers to the Company.

    Wireless Telecommunications Overview

    The majority of the wireline telephones in the world continue to be concentrated in a relatively small number of industrialized countries. While telecommunications infrastructure has been recognized as a critical element for sustained economic growth, many developing nations have telephone systems that are inadequate to sustain essential services. Thus, many developing countries are seeking basic communications solutions that are cost effective and can be deployed rapidly to support aggressive economic development programs.

    The process of improving and expanding telephone networks using advanced wireless technology in developed and developing countries has created a major market for wireless telecommunication equipment such as the Company's FWTs. In developed countries, mobile cellular systems have changed the way people communicate and have enjoyed phenomenal growth that is expected to continue in the future. In many developing countries, wireless local loop (WLL) systems represent what is often the fastest and most cost-effective way of providing basic telephone service. WLL systems are wireless networks constructed and operated primarily for fixed users, both business and residential.

    The wireless alternative access (WAA) market involves FWTs operating on mobile cellular networks built primarily for handheld cellular phone users. For WAA applications, FWT sales generally begin developing after a new mobile network has been in operation for a few years, when the growth rate in new cellular phone subscribers slows and the mobile operator begins looking for new revenue sources. FWTs offer this opportunity because they are less costly to support than wireless handsets as they are linked to a single cell site, generate more average billable airtime, and provide demand during off-peak times when system capacity is high.

    COMPANY STRATEGY

    The Company's strategy is to leverage its thirteen years of experience in the market, internationally-accepted products and court-tested patents into a continuing leadership position in the rapidly developing WLL and WAA FWT equipment industry as well as to support application niches such as alarm backup with WAS products. Global telecommunications equipment manufacturers together with national and international service providers are increasingly sharing the Company's vision that wireless cellular systems in both developed and developing countries are well suited for use as basic telephone service networks. The key trends that are fueling the worldwide adoption of WLL/WAA programs include the following:

         . Rapid acceptance of cellular communications;
         . An accelerating trend toward privatization of telecommunication service in both developed and developing countries;
         . Development and adoption of digital wireless transmission standards that enhance network capacity and service capability while significantly reducing the effective cost per subscriber served;
         . Service network providers acceptance of wireless network solutions as fast, cost effective answers to their customers' unfulfilled demand for telecommunications service; and
         . PCS licensing which should intensify competition by wireless service providers to capture wireline minutes of usage and the potential for a large wireline bypass market.

    TARGET MARKETS and PRODUCT APPLICATIONS

    The Company's revenues to date have been derived from the sale of PHONECELL(R) FWTs primarily in international markets. Domestic revenues to date have been driven primarily by the Company's TELGUARD(R) WAS product line.

    The Company's major target market opportunities can be grouped into five categories:

         . Wireless Basic Telephone Service via WLL and WAA markets;
         . Licensing of the Company's Technology and Sales to OEM customers; . Remote Monitoring and Supervisory Control and Data Acquisition
           (SCADA);
         . Wireless Alarm Signaling Wireless Alarm System Backup;
         . Disaster Recovery and Emergency Back-up Services.

    Wireless Basic Telephone Service

         Many countries are evaluating or have already deployed wireless basic telecommunications systems in conjunction with, or as an alternative to, the expansion of their basic wireline systems. The most significant market opportunity for the Company's products is wireless basic telephone service in developing areas worldwide.

         Licensing of the Company's Technology and Sales to OEM Customers

         In response to the international demand for the Company's proprietary interface technology, the Company has been promoting the use of its interface technology in other telecommunication companies' products. This marketing strategy has resulted in licensing of the Companies' technology and sales of component parts to OEMs. The Company expects to continue developing licensing and OEM arrangements.

         Remote Monitoring and Security Alarm Monitoring

         The use of fixed wireless cellular systems for remote-monitoring and SCADA applications has been one of the most prevalent applications of the Company's technology in developed countries, especially in the USA.

         Wireless Alarm Signaling Wireless Alarm System Backup

         Remotely-monitored alarm systems are routinely subject to catastrophic failure by virtue of telephone lines being cut by intruders or inadvertently severed by construction crews and other activity. Wireless Alarm Signaling was one of the first applications of the Company's technology and is a growing segment of the business. Use of the Company's specialized products allows an alarm monitoring system to automatically switch to a cellular network in the event of a telephone line failure, allowing alarms to be transmitted. The Company believes that the Alarm industry may soon adopt its wireless technologies as a substitute for telephone line connections.

         Disaster Recovery and Back-Up Services

         Major telephone network outages occur in the USA and other countries around the world. Today, with the widespread availability of cellular telephone networks, a readily available and cost-effective solution is possible with the Company's technology. The Company's FWT products provide continued communications capability during these critical events.

         The Company's products are installed in hospitals, financial institutions, airports, emergency response centers, public service centers and utility companies. The wireless back-up approach allows businesses to take advantage of situations where wireless service may be a desirable option to wired phone service. For example, wireless service may be used for overflow traffic relief when regular telephone lines become blocked due to usage, or for least cost routing for long distance where wireless may be less expensive than local exchange carrier rates.

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

    PRODUCT LINES and RESEARCH and DEVELOPMENT

    Products for WLL and WAA markets are marketed under the PHONECELL(R) brand name. WAS products are marketed under the TELGUARD(R) brand name. Future product offerings will reflect a continued evolution of existing product lines.

    Despite the historical importance of analog, most planned FWT deployment in both WLL and WAA markets will be on one of the various digital standards. Digital is more desirable than analog because it provides superior capacity, voice privacy, higher transmission rates for fax and data, and additional user services such as caller identification and messaging.

    During fiscal year 1999, the Company improved its FWT market position on the following major radio standards:

           GSM (Group System Mobile) - In 1997, the Company introduced its first GSM FWT. The Company introduced its second generation GSM FWT (the SX4 GSM FWT) in fiscal year 1999. The SX4 GSM FWT incorporates the Company's latest product innovations including platform miniaturization and feature enhancements.

           CDMA (Code Division Multiple Access) - The Company entered into a distribution agreement with Motorola during fiscal year 1999, whereby the Company will distribute a CDMA FWT made by Motorola.

           TDMA (Time Division Multiple Access) - The Company also introduced its second generation TDMA FWT, the SX2 TDMA FWT, which is IS-136 compliant as well as fax data capable. In January 2000, the Company expects to introduce its third generation TDMA FWT, the SX4 TDMA FWT. The SX4 TDMA FWT will be IS-136 compliant, will incorporate the Company's latest product innovations including platform miniaturization and feature enhancements, and will utilize a transceiver made by Ericsson Radio Systems AB.

    During fiscal year 1999 the Company also improved it's WAS market position by completing market introduction of its second generation Telguard(R) WAS products, the Telguard Databurst(TM) products. These products have improved features and dramatically reduced cost and price points for both the WAS terminal and accompanying transmission service. These new products operate on cellular control channels via the Aeris Communications, Inc. network nationwide in the USA and are operated via a new Communications Center located in the Company's Atlanta office. The Communications Center, designed and built by the Company, is the first of its kind and may be used for a number of wireless communication applications, including telemetry.

    The Company believes that its future success depends on its ability to continue to meet customer's needs through product innovation, rapid time-to-market with new products, and superior in market customer support. Telular works closely with long distance carriers, cellular service providers, telecommunications infrastructure suppliers and equipment manufacturers, to develop new fixed wireless products for global WLL markets. Current product lines deploy the major worldwide cellular air interface standards: GSM, TDMA, CDMA, and AMPS. Development programs are progressing for next generation digital technologies.

    The Company's research and development staff is focused on developing a steady stream of competitive products addressing the WLL and WAS market opportunities. Its technology competence encompasses all major cellular air-interface standards, which is reflected in the broadest product line offering in the industry. Additionally, the Company has developed innovative products addressing many other market categories such as Wireless Pay Phones, Least Call routing systems, and Telemetry. Telular's expertise in engineering products to operate reliably in the rigorous environments of many developing countries has been recognized as a core design competence. In addition to developing products incorporating the latest in advanced technologies, the research and development staff continually investigates methods by which the Company can improve the cost of its products.

    The Company expects to introduce a number of new FWT and WAS models during fiscal year 2000 that will further secure its position as the industry leader in its market segments.

    SALES, MARKETING and SERVICE

    International Sales

    The international marketplace is characterized by new and repeat sales to established mobile cellular operators and to the emerging WLL operators throughout the world. The Company has built international sales and marketing teams consisting of industry professionals with experience in the Middle-East, Latin America, Asia, Europe, Africa, and the USA. It has regional sales offices in Vernon Hills, Illinois; Atlanta, Georgia; Miami, Florida; Oxford, England; Singapore; Hong Kong, Republic of China; Budapest, Hungary and Istanbul, Turkey. Additionally, the Company has a strong global distributor network covering many countries. The ability to provide on-site customer technical assistance and support has been identified as a key competitive advantage for Telular, and the larger regional offices aid in providing this important service.

    U.S. Sales

    The Company markets both WAS and FWT products in the USA directly through its sales groups in Vernon Hills, Illinois and Atlanta, Georgia. With the deployment of PCS networks in the USA, the Company is focusing on establishing product development and supply relationships with network operators, PCS transceiver/infrastructure manufacturers, and large telecommunication companies. The Company's TELGUARD(R) line of WAS products is marketed almost exclusively in the USA.

    SERVICE and SUPPORT

    The Company believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the wireless telecommunications equipment industry. The Company offers warranty and repair service for its products through three primary methods: (1) Advance replacement kits shipped as warranty with orders,
    (2) In-house service and technical sales support technicians and engineers at its Vernon Hills, Illinois and Hauppauge, New York facilities, as well as at certain regional sales offices, and (3) Authorized third party service centers in various regions of the world.

    ERICSSON RELATIONSHIP

    In 1997, the Company entered into a non-exclusive limited field of use patent license agreement with Ericsson Radio Systems AB of Sweden. The Company receives a per unit royalty for fixed wireless terminal products covered under this agreement that are manufactured and marketed by Ericsson.

    In 1999, the Company entered into an agreement with Ericsson Radio Systems AB of Sweden for the supply and distribution of FWT products incorporating the TDMA digital cellular standard. Ericsson is the world's leading infrastructure provider with over 100,000 employees in more than 140 countries. Under this agreement, the Company may benefit from increased sales activity arising from Ericsson's extensive worldwide infrastructure sales organization and relationships with the world's leading telecommunications operators. Ericsson may incorporate Telular's TDMA FWT into its product portfolio to provide carriers with a complete solution for fixed cellular applications. Further, Ericsson may promote the sale of the Company's TDMA FWT products in connection with its infrastructure sales activities. The Company also entered into an agreement with Ericsson involving technical and testing cooperation.

    The Company competes directly with Ericsson in markets where Ericsson offers FWT products, except on products incorporating the TDMA digital cellular standard.

    MOTOROLA RELATIONSHIP

    In 1990, the Company entered into a cross-license agreement with Motorola Inc. under which the Company licensed to Motorola certain rights to manufacture, sell and use its Invention. The cross-license agreement allows the Company to use Motorola's transceivers in the Company's products. Using the Invention, Motorola sells fixed cellular products, and other companies purchase Motorola's interface for inclusion in their own fixed cellular products. The Company receives a per unit royalty for any products sold that are covered by the Company's patents. Motorola is a competitor with the Company for analog AMPS and digital CDMA products both domestically and internationally.

    In 1993, the Company entered into an agreement with Motorola, whereby Motorola, through its Cellular Subscriber Sector (CSS), acquired an interest in the Company of approximately 19% and, pursuant to an option, subsequently increased its holdings to 20%. Motorola, after dilution due to the issuance of additional shares of Common Stock by the Company, now owns approximately 10% of the outstanding shares of the Company. Motorola obtained the right to representation on the Company's Board of Directors and presently has one director. This agreement provided the Company with access to certain of Motorola's engineering, technical service and other resources on a fee basis, subject to availability. In addition, Motorola makes its AMPS, Narrow-band Advanced Mobile Phone System (NAMPS), TDMA, GSM, CDMA, Iridium and other transceivers available for purchase by the Company for use in its products when, if, and as available.

    In 1995, the Company expanded its relationship with Motorola. The Company was awarded a contract to supply a customized version of its ETACS PHONECELL product to Motorola's Cellular Infrastructure Group (CIG) for deployment in existing and future WLL projects in Hungary.

    In 1999, the Company entered into a OEM distribution agreement whereby the Company distributes fixed products made by Motorola's CIG for the CDMA cellular radio standard. The CIG products utilize the Company's Invention and CIG pays the company a royalty on each unit that CIG sells to customers other than the Company.

    MANUFACTURING

    Fabrication of the Company's products is accomplished through a combination of in-house assembly and contract manufacturing. Contract manufacturers make and test printed circuit boards for the Company. The assembly of FWT and WAS products is performed at the Company's facility in Vernon Hills, Illinois. The Company has developed proprietary testing equipment and procedures to conduct comprehensive quality control and quality assurance throughout the manufacturing and assembly process. Quality programs are a high priority at the Company. The Vernon Hills facility became ISO 9001 certified during fiscal year 1998. The Company's quality assurance department works closely with contract manufacturers to ensure compliance to the strict quality standards of the Company.

    The Company contracts with a variety of suppliers to buy several critical components of its products, including cellular transceivers. In 1998, the Company began designing and producing its own cellular radio transceivers for the AMPS and GSM FWT product lines. Although many of the radio transceivers that the Company uses are supplied by Motorola, the Company's interface technology is compatible with several other manufacturers' transceivers and the Company has been able to utilize transceivers from such manufacturers. In 1999, the Company began designing products that utilize certain cellular transceivers manufactured by Ericsson Radio Systems AB.

    Executive Officers

    The executive officers of the Company and their ages as of November 19, 1999 are as follows:

        Name              Age            Position

    Kenneth E. Millard    52    Chief Executive Officer and President

    Daniel D. Giacopelli  41    Executive Vice President and Chief
                                Technology Officer

    Jeffrey L. Herrmann   34    Senior Vice President, Chief Financial
                                Officer, Secretary

    Michael A. Kinser     48    Senior Vice President, Marketing

    Richard K. Beckley    46    Senior Vice President, FWT Sales

    James M. Hawthorne    40    Senior Vice President, WAS Sales

    Kenneth E. Millard has served as Director, President and Chief Executive Officer of the Company since April 1996. Mr. Millard served as President and Chief Operating Officer of Oncor Communications, based in Bethesda, Maryland from 1992 to 1996. He worked for Ameritech from 1982 to 1992 where he served as President and Chief Executive Officer of Michigan Bell Telephone Company from 1989 to 1992. Prior to 1989, he held the positions of Senior Vice-President of Corporate Strategy for three years and Senior Vice-President and General Counsel of Ameritech for four years. From 1972 to 1982, Mr. Millard worked for AT&T and Wisconsin Bell as an attorney.

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

    Jeffrey L. Herrmann has served as Senior Vice President, CFO and Secretary of the Company and Secretary of the Company's Board of Directors since July 22, 1997. Mr. Herrmann had previously been Corporate Controller of the Company since April, 1997. Prior to that Mr. Herrmann held financial management positions with Bell & Howell Company (1994-
    1997) and R.R. Donnelley & Sons Company (1992-1994). Mr. Herrmann began his career with Arthur Andersen & Company in 1987.

    Michael A. Kinser was appointed Senior Vice President, Marketing on August 3, 1999. Prior to that Mr. Kinser served as a Vice President at Altec Lansing Technologies. From 1993 to 1998 Mr. Kinser served as Director - American Standards Business Group for Ericsson Mobile Phones. From 1983 to 1993 Mr. Kinser held a number of senior marketing management positions with GTE Mobile Communications, Inc. Prior to 1983, Mr Kinser served in financial management positions with GTE and the Bendix Corporation.

    Richard K Beckley has served as Senior Vice President, FWT Sales since June 1, 1998. Prior to that he served as VP, World Wide Sales for Phoenix Wireless and Sales Director for LCC. Prior to entering the communications field, Mr. Beckley held several senior management positions including VP and General Manager of ELE International in Chicago and Lloyd Instruments, in Pennsylvania.

    James M. Hawthorne has served as Senior Vice President, WAS Sales since November 4, 1997. From 1996 to 1997, Mr. Hawthorne served as Regional Manager for King Alarm Distributors. Prior to that, Mr. Hawthorne served as National Sales Manager for C&K Systems, Inc. from 1986 to 1996. From 1984 to 1986, Mr. Hawthorne was Director of Technical Publications for Radionics, Inc.

    EMPLOYEES

    The Company has 132 employees, of which 33% are in sales and marketing, 27% in engineering and product development, 29% in manufacturing and 11% in finance and administration. None of the Company's employees are represented by organized labor.

    COMPETITION

    The FWT industry consists of large domestic and international telecommunications equipment companies, many of which have substantially greater resources than those of the Company, and includes companies such as Motorola, Nokia, Ericsson, Siemens, and Qualcomm. The Company also competes with a number of smaller companies that have arisen in markets where enforcement of the Companys patent protection is not available or practicable. The Company competes with these companies primarily on the basis of its higher product quality and reliability, state of the art technology and enhanced features, rapid product innovation, and customer support. The Company's interface and its related technology have been, and will continue to be, afforded substantial protection in those markets in which it holds patents.

    The wireless telecommunications industry is experiencing significant technological change, such as the upgrade of cellular systems from analog to digital, increased capacity and the deployment of additional
    PCS networks. The rate at which this change occurs and the success of such new technologies may have a material effect on the rate at which the Company expands its business and on its ability to achieve profitability. The Company continues to invest in research and development in order to meet the technological advances in the industry and stay abreast of changes in cellular standards and end-user requirements.

    The Company has granted licenses under its patents to others for various uses and applications and continues to pursue such license arrangements. It faces competition from those licensees, their sublicensees or their customers.

    It is inevitable in growing markets with huge potential that competition will increase. Accordingly, some of the large companies noted above have introduced FWTs to the marketplace. The Company believes its advantages over the competition include:

           Better focus/commitment - In the WLL market, the Company's only business is FWTs. Typically, the largest competitors sell FWTs in support of their primary focus -- their network infrastructure business.

           More experience - The Company has been in the FWT business for 13 years and the WAS business for eight years and has deployed its units in more than 130 countries worldwide which is reflected in the quality and reliability of its products.

           Broader product line _ The Company offers both analog and digital FWTs that operate on all the world's major cellular air-interface standards. In addition, these are non-proprietary open standards which enable an operator certain advantages in selecting from a broader range of equipment and services suppliers.

    The Company's participation in the WAS industry is focused on the USA market. The competitive environment has been previously dominated by a few major equipment suppliers who have leveraged proprietary systems to maintain their market share. Some of these suppliers have vertically integrated up the distribution chain to include ownership of distribution channels as well. As a result, the pace of technological change to date in the industry has lagged that of the telecommunications sector generally.

    The Company has adopted an innovator role, and has competed successfully by introducing innovative new wireless technology into the marketplace. The Company's value proposition is enabled through its products providing greater signaling reliability, interface compatibility over a wide range of manufacturers' alarm equipment, simple installation, and operational cost efficiencies. The Company is entering into distribution agreements with a number of leading distributors and end-user-marketing companies that will give the Company substantially increased points of presence in the marketplace. Some of these companies also compete directly with the Company on products. Although the Company derives some benefits through its owned and licensed patents, it's competitive success is not substantially based on its patents.

    PATENTS, LICENSES and OTHER INTELLECTUAL PROPERTY

    The Company's success in the United States depends to an extent upon its ability to obtain and enforce intellectual property rights for its technology in the United States. With respect to its interface technology, the Company currently has 16 issued patents and 6 pending patent applications in the United States, as well as 19 foreign patents and 16 pending foreign patent applications. The Company has successfully defended many of its patents in court.

    Principal Patent

    The patent for the Company's system for interfacing a standard telephone set with a radio transceiver, U.S. Patent No. 4,658,096 (the 096 Patent), was issued by the U.S. Patent Office on April 14, 1987 and expires on September 18, 2004. The 096 Patent has been filed in 16 countries.

    The invention covered by the 096 Patent is a transparent interface between a standard telephone (or other tip and ring device such as a facsimile machine) and a cellular transceiver thereby allowing the telephone to control the operation of the cellular transceiver. The interface provides dial tone, off-hook detection signals and many of the other signals usually provided by regular wireline telephones. The interface also provides for the automatic generation of a send signal from the cellular transceiver once the telephone number has been entered.

    Continuation Patents

    In 1988 and 1990, the Company obtained two patents (U.S. Patent Nos. 4,775,997 and 4,922,517, respectively), each of which is a continuation and broadening of the 096 Patent. These continuation patents expire on the same date as the 096 Patent. Also in 1988, the Company obtained a continuation-in-part of the 096 Patent, under U.S. Patent 4,737,975. Among other things, this patent allows the interface to be programmed in the field to recognize variations in telephone systems from country to country.

    Other Patents

    In 1992 and 1994, additional patents were granted to the Company (U.S. Patent Nos. 5,134,651 and 5,361,297) for a method and apparatus for providing answer supervision and an autonomous pay telephone. The Company has been granted several additional patents for self-diagnostics systems, payphones and answer supervision both in the USA and abroad. In 1995 and 1997, the Company was granted three U.S. patents relating to self-diagnostic systems for cellular transceiver systems for both local and remote reporting. (U.S. Patent Nos: 5,469,494; 5,859,894 and 5,966,428).
    These patents cover a system for providing diagnostics reporting of a fixed wireless terminal initiated either at the terminal or remotely by the cellular provider. Also in 1999, the Company was granted U.S. Patent 5,946,616 entitled Concurrent Wireless/Landline Interface Apparatus and Method which allows the easy adaptation of an unused telephone line as a cellular line for use throughout the wired facility.

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

    Licensing of Technology

    The Company has granted licenses to a number of other companies, which include the following:

    Motorola                  (See Motorola Relationship)

    Ericsson Radio Systems AB (See Ericsson Relationaship)

    Nokia Mobile Phones, Ltd. (limited non-exclusive field of use and limited geographic license)

    Ora Electronics, Inc.     (limited non-exclusive field of use license)

    ADI                       (limited non-exclusive field of use license)

    Communications Mfg. Co.   (limited non-exclusive field of use license)


    Trademarks and Other Proprietary Information

    The Company has 10 registered trademarks which are: TELULAR, TELULAR plus design, CELJACK, PCSone, TELCEL, Hexagon Logo, PHONECELL, CELSERV, TELGUARD, and CPX. In addition, the Company has six registered Mexican trademarks covering the names and logos used for some of its products. The Company has 80 other foreign trademark registrations and 16 other foreign trademark applications.

    Item 2. PROPERTIES

    The Company leases, pursuant to a renewable ten-year lease that began January 1, 1997, 72,000 square feet for its corporate headquarters in Vernon Hills, Illinois. In addition to serving as corporate headquarters, the facility houses manufacturing, sales, marketing, finance and administrative functions. The Company leases, pursuant to a renewable five-year lease that began October 10, 1997, 20,000 square feet of space for its engineering center in Hauppauge, New York. The Company leases space for its international sales offices in Miami, Florida; Oxford, England and Singapore. The Company leases, pursuant to a renewable five-year lease that began December 15, 1998, 7,715 square feet for its WAS sales office located in Atlanta, Georgia.

    Item 3. LEGAL PROCEEDINGS

    The Company was involved in litigation with Global Emerging Markets North America, Inc. (GEM) over a commission GEM claimed in connection with the Preferred Stock issued by the Company in 1997. On April 5, 1999 the Circuit Court of Cook County (Illinois) awarded GEM $549,000, and the company appealed that judgement. Subsequent to filing the appeal the litigation was settled for $425,000, which the Company paid in August 1999. The payment that the Company agreed to make represents stock issuance cost and has been included in its financial statements as a reduction to Redeemable Preferred Stock.

    Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                     PART II

    Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
    MATTERS

    MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

    The Company's Common Stock trades publicly on the Nasdaq National Market System under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 1999, 1998 and 1997, as reported by Nasdaq. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions. All stock sales prices reflect a 1-for-4 reverse stock split which occurred January 27, 1999.

                             Quarter ended during fiscal year 1999
                        December 31   March 31    June 30  September 30
                        -----------   --------   --------  ------------
         High..........      $ 4.00     $ 2.65     $ 3.63      $ 3.00
         Low ..........      $ 2.00     $ 1.44     $ 1.56      $ 1.69

                             Quarter ended during fiscal year 1998
                        December 31   March 31    June 30  September 30
                        -----------   --------   --------  ------------
         High..........     $ 16.12    $ 12.36    $ 10.00      $ 7.76
         Low ..........      $ 7.64     $ 7.24     $ 7.36      $ 3.84

                             Quarter ended during fiscal year 1997
                        December 31   March 31    June 30  September 30
                        -----------   --------   --------  ------------
         High..........     $ 22.24    $ 33.52    $ 24.00     $ 12.52
         Low ..........     $ 17.24    $ 20.00    $ 14.00      $ 9.00

    On November 19, 1999, there were 357 shareholders of record, 5,823 beneficial shareholders and 11,709,544 shares of Common Stock outstanding. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

    RECENT SALES OF UNREGISTERED SECURITIES

    During the fiscal year ended September 30, 1999, the Company paid the law firm of Hamman and Benn fees of $275,729 for legal services, in 161,156 shares of Common Stock. The Company also paid the law firm of Bellows and Bellows fees of $61,080 for legal services, in 32,555 shares of Common Stock.

    Each of the forgoing issuances of the Company's Common Stock did not involve a public offering of securities, and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1993, as amended.

    Item 6. SELECTED FINANCIAL DATA

    The following table is a summary of certain condensed statement of operations and balance sheet information of the Company. The table sets forth selected historical financial data of the Company for the fiscal years ended September 30, 1999, 1998, 1997, 1996 and 1995. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing elsewhere in this report.

                                                   Year  ended September 30,
                                              (in thousands,  except share data)
                                         1999      1998      1997      1996      1995
                                        -----     -----     -----     -----     -----
    Statement of operations data:
    Net product sales                $ 34,829  $ 38,784  $ 48,417  $ 27,271  $ 33,031
    Net  royalty  and  royalty
    settlement revenue                  1,948     1,652       551       646       540
                                     --------  --------  --------  --------  --------
    Total revenue                      38,062    40,436    48,968    27,917    33,571
       Cost of sales                   30,392    30,571    37,881    23,906    27,530
                                     --------  --------  --------  --------  --------
                                        7,670     9,865    11,087     4,011     6,041

    Operating Expenses                 18,434    20,697    16,753    19,936    27,042
    Restructuring                           _         _         _    11,019         _
                                     --------  --------  --------  --------  --------
    Loss from operations              (10,764)  (10,832)   (5,666)  (26,944)  (21,001)
    Net other income                      182       428       364       351     1,340
                                     --------  --------  --------  --------  --------
    Net loss                          (10,582)  (10,404)   (5,302)  (26,593)  (19,661)

    Less-amortization of
    preferred stock beneficial
    conversion discount                     _         _    (2,222)        _         _

    Less-cumulative dividend on
    redeemable preferred stock           (805)     (895)     (395)        _         _
                                     --------  --------  --------  --------  --------
    Loss applicable to common shares $(11,387) $(11,299)  $(7,909) $(26,593) $(19,661)

    Basic and diluted loss per
    common share                      $ (1.27)  $ (1.36)  $ (1.00)  $ (3.84)  $ (3.36)

        As of September 30               1999      1998      1997      1996      1995
                                        -----     -----     -----     -----     -----
    Balance sheet data:
    (in thousands)
    Working capital                  $ 19,117  $ 28,193  $ 39,033  $ 26,557  $ 25,930
    Total assets                       35,328    48,812    57,553    41,939    54,747
    Longterm debt                           _         _         _     1,500    10,000
    Stockholders' equity               14,991    20,682    25,699    30,770    37,956

    Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    INTRODUCTION

    The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment (CPE) with cellular-type transceivers for use in wireless communication networks in the Cellular and PCS bands. Applications of the Company's technology include fixed wireless telecommunications as a primary access service where wireline systems are unavailable, unreliable or uneconomical, as well as wireless backup systems for wireline telephone systems and wireless security and alarm monitoring signaling (WAS). The Company's principal product lines are: PHONECELL(R), a line of fixed wireless terminals (FWTs), and TELGUARD(R), a line of WAS products.

    Currently, the Company is devoting a substantial portion of its resources to international market development, extension of its core product line to new wireless standards, expansion, protection and licensing of its intellectual property rights and development of underlying radio technology.

    The Company's operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements Pursuant to the Securities Litigation Reform Act that is set forth in Exhibit 99 to this filing.

    OVERVIEW

    Major trends driving the market for the Company's products include broad consumer acceptance of cellular communications, rapid privatization of telecommunications in developed and developing countries, adoption of digital wireless transmission standards that enhance network capacity and service, service network providers' acceptance of FWTs as cost-effective solutions to customer demand for improved telecommunications and PCS licensing that will drive down the price of wireless communications and expand the number of users. However, poor economic conditions in Asia, which negatively affected the Company's prospects during fiscal year 1999, may continue for some time.

    Wireless Local Loop (WLL), which is the core of the Company's prospects for the FWT business in developing countries, involves cellular infrastructure employed predominately (and sometimes exclusively) for the fixed location user. Continued growth of the WLL market depends primarily on the pricing of WLL airtime service to the customer relative to available wireline prices, the relative local availability of WLL and wireline service, operator regulatory constraints on fixed cellular, and availability of money in a given country. These factors have contributed to an increase in the number of new cellular networks, primarily in Africa, Brazil, China, Dominican Republic and Mexico.

    Wireless Alternative Access (WAA), which represents the majority of the Company's current sales in developed countries, has primarily involved an alternative to existing wireline systems, and where wireline service is unavailable, unreliable or uneconomic, placing FWTs on cellular networks built for mobile cellular phones to provide regular telephone service. Management anticipates that additional FWT markets for WAA applications will develop as existing cellular networks mature and new networks and services are introduced. As capacity and price competition increase on new and existing cellular networks and the growth rate in new cellular phone subscribers slows, mobile cellular operators will be forced to look for new revenue sources. FWTs provide an excellent opportunity for cellular network operators, as they are less costly to support than mobile units (permanently linked to a specific cell site), generate more average airtime, and operate mainly at off-peak times. The number of FWTs presently operating on WAA networks exceeds that of WLL and is driven by the relative price for airtime, as well as by the large installed base of mobile networks worldwide. The Company has a number of undertakings that embody its strategy to capitalize on the growth it anticipates for FWTs.

    The Company's strategy is to leverage its thirteen years of experience in the market, internationally-accepted products and court-tested patents into a continuing leadership position in the rapidly developing WLL and WAA FWT equipment industry. Global telecommunications equipment manufacturers together with national and international service providers are increasingly sharing the Company's vision that wireless cellular systems in both developed and developing countries are well suited for use as basic telephone service networks.

    The Company believes that its future success depends on its ability to continue to meet customer's needs through product innovation, rapid time-to-market with new products, and superior in market customer support. Telular works closely with long distance carriers, cellular service providers, telecommunications infrastructure suppliers and equipment manufacturers to develop new fixed wireless products for global WLL markets. Current product lines deploy the major worldwide cellular air interface standards: GSM, TDMA, CDMA, and AMPS. Development programs are progressing for next generation digital technologies.

    The Company's research and development staff is focused on developing a steady stream of competitive products addressing the WLL and WAS market opportunities. Its technology competence encompasses all major cellular air-interface standards, which is reflected in the broadest product line offering in the FWT and WAS industries.

    During fiscal year 1999, the Company improved its FWT market position on GSM, TDMA and CDMA. The Company introduced second generation GSM, TDMA and CDMA FWTs during fiscal year 1999. The GSM product, the SX4 GSM FWT, incorporates the Company's latest product innovations including platform miniaturization and feature enhancements. The TDMA product, the SX2 TDMA FWT, uses a cellular transceiver made by Motorola. The CDMA product, the SX2 CDMA FWT, is made by Motorola using the Company's Invention. The Company entered into a distribution agreement with Motorola, whereby the Company distributes the SX2 CDMA FWT.

    In January 2000, the Company expects to launch its third generation TDMA product, the SX4 TDMA FWT. The SX4 TDMA FWT incorporates the Company's latest product innovations including platform miniaturization and feature enhancements and will utilize a transceiver made by Ericsson Radio Systems AB.

    The Company expects to capture significantly more FWT market share in the GSM market, primarily in China and Europe; in the CDMA market, primarily in Central and South America; and in the TDMA market, primarily in Central and South America with these new products during its fiscal year 2000.

    During fiscal year 1999, the Company completed market introduction of its second generation Telguard WAS(R) products, the Telguard Databurst(TM) products. These products have improved features and dramatically reduced cost and price points for both the WAS terminal and accompanying airtime. These new products operate on cellular control channels via the Aeris Communications, Inc. network nationwide in the USA and are operated via a new communications center located in our Atlanta sales office. The Communications Center, designed and built by the Company, is the first of its kind and may be used for a number of wireless communication applications, including telemetry.

    Results of Operations

    Fiscal Year 1999 Compared to Fiscal Year 1998

    Net Product Sales. Net product sales of $34.8 million for the fiscal year ended September 30, 1999 decreased 10% from $38.8 million for the fiscal year ended September 30, 1998. Sales of FWTs decreased 12% from $30.1 million during the fiscal year ended 1998 to $26.6 million for fiscal year ended 1999. The decrease resulted primarily from lower shipments to Africa and Philippines during the current year, but also due to economic turmoil in Asia in general and in specific areas of South America. Mexico and Dominican Republic have had increased sales, and have partially offset weaker sales in the other regions. The Company shipped $10.9 million of FWTs to Guinea, West Africa and Philippines during fiscal year 1998. There were no sales to these destinations in fiscal year 1999. The sale of WAS products increased approximately 11% from $10.3 million during fiscal year ended 1998 to $11.4 million during fiscal year ended 1999. Net product sales to related parties of approximately $1.3 million represents sales of radios and components to Motorola.

    Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased from $1.7 million during fiscal 1998 to $1.9 million during fiscal year 1999. The fiscal year 1998 amount included $1.2 million for the royalty settlement with ORA Electronics, Inc. The fiscal year 1999 amount includes $0.9 million of royalty settlement revenue from Motorola. The settlement is the final payment relating to the Option Agreement with Motorola. The above payment together with favorable changes in terms granted to the Company by Motorola in connection with the Hungary project comprise the balance of liquidated damages owed the Company by Motorola in connection with the Option Agreement and the Hungary project contract. Further, in connection with the above settlement, the Company has agreed to reduce certain present and future royalties from Motorola.

    Cost of sales. Cost of sales decreased from $30.6 million for fiscal 1998 to $30.4 million for fiscal 1999. During the third quarter of fiscal year 1999 the Company recorded a one-time special charge of $1.5 million (or $.17 per share) to write-off its ETACS and CDMA inventories. On June 30, 1999, the Company decided to exit the ETACS business and to offer a new generation of CDMA products which are purchased by the Company. Excluding this one-time charge, cost of sales for fiscal year 1999 of $28.9 million or 76 percent of sales compares to $30.6 million or 76 percent of sales for fiscal year 1998.

    Engineering and Development Expenses. Engineering and development expenses of $5.6 million for fiscal year 1999 decreased approximately 32% or $2.6 million compared to fiscal year 1998. During fiscal year 1998, the Company had increased engineering and development expenses as a result of efforts to bring several new, lower cost products and a wider range of products to market. Because many of the products were completed and introduced to market during fiscal 1998, the Company has reduced engineering and development expenses in 1999, primarily through reductions in material costs and contracted engineering services.

    Selling and Marketing Expenses. Selling and marketing expenses of $7.3 million for fiscal year ended 1999 were approximately the same as the $7.2 million during fiscal 1998. The $7.3 million and the $7.2 million represent 19% and 18% compared to sales for the fiscal years ended 1999 and 1998, respectively.

    General and Administrative Expenses (G&A). G&A for the fiscal year ended 1999 increased 2% to $4.5 million from $4.4 million for fiscal year ended 1998. The increase relates to legal fees for patent defense in New Zealand.

    Provision for doubtful accounts. Provision for doubtful accounts increased $0.4 million during fiscal year ended 1999, compared to the fiscal year ended 1998. The increase is a result of the Company providing reserves for three accounts where the Company's potential exposure exceeds its insurance coverage.

    Amortization. Amortization expense decreased slightly during fiscal year ended 1999 compared to fiscal year ended 1998, due to certain intangible assets which became fully amortized during the first 6 months of fiscal year 1999.

    Other Income. Other income for fiscal year 1999 decreased by $0.2 million compared to fiscal year 1998. The decrease is primarily due to lower interest income due to reduced cash balances during fiscal year 1999 compared to fiscal year 1998.

    Net loss. The Company recorded a net loss of $10.6 million or $1.18 per share for fiscal year 1999 compared to a net loss of $10.4 million or $1.25 per share for fiscal year 1998. Excluding the $1.5 million one-time charge to write-off certain inventories, the net loss of $9.1 million or $1.01 per share for the fiscal year 1999, compares to net loss of $10.4 million or $1.25 per share for the fiscal year 1998.

    Net loss applicable to common shares. After giving effect to the cumulative preferred stock dividend of $0.8 million for fiscal year 1999, net loss applicable to common shares of $11.4 million or $1.27 per share compares to a net loss of $11.3 million or $1.36 for fiscal year 1998.

    Fiscal Year 1998 Compared to Fiscal Year 1997

    Net Product Sales. Net product sales of $38.8 million for the fiscal year ended September 30, 1998 decreased from $48.4 million for the fiscal year ended September 30, 1997. Net product sales, excluding net product sales to a large Motorola WLL project in Hungary during the fiscal year ended September 30, 1997, more than doubled from $17.7 million for the fiscal year ended September 30, 1997 to $38.8 million for the fiscal year ended September 30, 1998. This increase primarily resulted from shipments to WLL projects in Philippines and Guinea, West Africa.

    Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased to $1.7 million during the fiscal year ended
    September 30, 1998 due primarily to the royalty settlement of $1.2 million with ORA Electronics, Inc. (See financial statement footnote 17).

    Engineering and Development Expenses. Fiscal year 1998 engineering and development expenses of $8.2 million increased 36%, or $2.2 million, over fiscal year 1997. The increase relates to the Company's increased focus on developing additional analog and digital FWTs, including its acquisition of Wireless Domain, Incorporated, which significantly increased the Company's engineering staff.

    Selling and Marketing Expenses. Selling and marketing expenses for the year ended September 30, 1998 increased 61%, or $2.7 million, compared to the same period in fiscal year 1997. The increase was primarily a result of the Company's efforts to market its new products and increase its sales force to support worldwide sales coverage.

    General and Administrative Expenses (G&A). G&A for fiscal year 1998 decreased 25%, or $1.5 million, compared to the same period in fiscal year 1997. The decrease is primarily attributable to the reduction or elimination of expenditures and the leveraging of available resources.

    Provision for doubtful accounts. The provision for doubtful accounts expense decreased during fiscal year 1998 from fiscal year 1997 due to an improvement in the Company's collections experience.

    Amortization. Amortization expense increased during fiscal year 1998 from fiscal year 1997 due to the amortization of goodwill recorded in connection with the acquisition of Wireless Domain, Incorporated.

    Other Income. Other income during fiscal year 1998 decreased by $0.5 million compared to fiscal year 1997. The decrease is primarily due to the settlement of litigation with Global Tel*Link for $0.6 million during fiscal year 1998.

    Net Loss. The fiscal year 1998 net loss of $10.4 million compares to a net loss of $5.3 million in fiscal year 1997. The change in fiscal year 1998 resulted from lower overall volumes and increased investments in engineering and development and selling and marketing expenses in fiscal year 1998 compared to fiscal year 1997.

    Net loss applicable to common shares. After giving effect to the cumulative preferred stock dividend of $0.9 million in fiscal year 1998, net loss applicable to common shares of $11.3 million, or ($1.36) per share, compares to net loss applicable to common shares of $7.9 million or ($1.00) per share, in fiscal year 1997. Fiscal year 1997 amounts include the preferred stock beneficial conversion discount of $2.2 million and the cumulative preferred stock dividend of $0.4 million.

    LIQUIDITY AND CAPITAL RESOURCES

    On September 30, 1999, the Company had $9.8 million in cash and cash equivalents and working capital of $19.1 million. Cash used for operations was $7.9 million, for the year ended September 30, 1999, compared to $5.7 million of cash used at September 30, 1998. The increase in cash usage during fiscal year 1999 compared to fiscal year 1998 is primarily the result of an increase in receivables and a decrease in accounts payable during fiscal year 1999.

    Cash used for capital expenditures was $1.5 million during fiscal year 1999, compared to $2.9 million used during fiscal 1998.

    Financing activities used $0.4 million during fiscal year 1999, compared to $0.2 million of cash provided during fiscal year 1998. The $0.4 million of cash used for financing in 1999 was paid to Global Emerging Markets North America, Inc. (GEM) for commissions in connection with the Preferred Stock issued by the Company in 1997.

    During fiscal 1999, the Company entered into a two-year manufacturing agreement with SCI Technology, Inc. to manufacture circuit card assemblies for the Company's products. The agreement may be terminated by the following events: (1) Failure by either party to perform any of its material obligations under the agreement or (2) Entering into or filing a petition for relief under bankruptcy laws of the United States or similar laws of any other jurisdiction. As of September 30, 1999, the Company had $856,000 in open purchase commitments.

    In 1997, the Company issued 20,000 shares of Series A Convertible
    Preferred Stock (the Preferred Stock) for $18.8 million that is net of issuance costs of $1.2 million. As of September 30, 1999, 8,650 shares of Preferred Stock had been converted into 1,583,865 shares of common stock. On October 15, 1999, the remaining 11,350 shares of Preferred Stock were converted into 2,146,540 shares of common stock. Previous holders of the Preferred Stock have since notified the Company that they disagree with the conversion formula the Company used to process the mandatory conversion. In Form SC-13G filings with the Securities and Exchange Commission, the previous holders have noted that based upon their interpretation of the mandatory conversion formula, they are entitled to an aggregate of 4,247,834 additional shares of the Company's common stock.
    The Company believes that it processed the conversion correctly and that the claim by previous holders of Preferred Stock is unfounded.

    On November 22, 1999, the Company agreed to a written proposal from Wells Fargo Business Credit, Inc. (Wells) to provide a credit facility with maximum borrowings of $5 million (the Proposed Loan), and paid a deposit to Wells to commence due diligence procedures. Borrowings under the Proposed Loan will be subject to borrowing base requirements and other restrictions. The Proposed Loan would mature on December 12, 2002. If consummated, the Company will grant stock options and pay financing fees to Wells on the date of closing. As of October 30, 1999, the Company estimated its borrowing capacity under the Proposed Loan would be $5 million. The Proposed Loan would replace a previous Loan and Security Agreement with Fleet Capital Corporation (the successor to Sanwa Business Credit Corporation) which was terminated on July 15, 1999.

    If the Proposed Loan is approved, the Company expects to borrow funds from time to time to fund working capital requirements, to fund future product development efforts and to sustain significant levels of cash reserves which are required to qualify for large sales opportunities.

    The Company is using much of the capital raised from the issuance of Preferred Stock to fund new product development. Beyond product development needs, expected future uses of cash include working capital requirements, marketing and sales support programs and certain capital expenditures. Based upon its current operating plan, the Company believes its existing capital resources, including the proceeds from the issuance of Preferred Stock and the Proposed Loan, will enable it to maintain its current and planned operations through fiscal year 2000. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The amount of royalty income from the Company's licensees is unpredictable, but could have an impact on the Company's actual cash flow.

    The Company requires its foreign customers to obtain letters of credit or to qualify for export credit insurance underwritten by third party credit insurance companies prior to making international shipments. Also, to mitigate the effects of currency fluctuations on the Company's results of operations, the Company conducts all of its international transactions in U.S. dollars.

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

    The Company currently has no material systems that interface directly with customers. Further, the Company has not entered into any significant supply contracts that extend beyond December 31, 1999. The Company's large customers beyond December 31, 1999 will likely be new customers due to the project nature of its business. However, as a global company that operates in many different countries, some of which may not be addressing the Year 2000 problem as aggressively as the USA, there can be no assurances that future customers will be Year 2000 compliant. Moreover, because markets for the Company's products are dependent on third parties, such as wireless local loop network providers, management cannot fully assess the impact that the Year 2000 problem will have on future sales.

    The Company has reviewed each of its product lines and has determined that its products will operate properly in the Year 2000 and beyond. However, for some industries, the Company's products are integrated with other companies' products and sold as combined product by other companies. There can be no assurances that such combined products, current and future, will operate properly in the Year 2000 and beyond.

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

    Forward Looking Information

    Statements contained in this filing, other than historical statements, consist of forward looking information. The Company's actual results may vary considerably from those discussed in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to this filing, include the risk that technological change will render the Company's technology obsolete, the risk of litigation, the Company's ability to develop new products, the Company's dependence on contractors, Ericsson and Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, the effects of control by existing shareholders, the effect of changes in management, intense industry competition, the uncertainty in the development of wireless service generally, and the risk that the Company's Common Stock may be delisted from the Nasdaq National Market System for failure to maintain its stock price over one dollar.

    Item 7a. Quantitative and Qualitative Disclosure about Market Risk

    On March 2, 1998, the Company received 300,000 shares of ORA Electronics, Inc. common stock (ORA stock) in connection with the settlement of patent litigation. ORA stock is traded on Nasdaq's Over The Counter (OTC) system. Although ORA stock is subject to price fluctuations associated with all securities that are traded on the OTC system, the Company has the right to receive additional shares of ORA stock to ensure the fair market value of the settlement consideration received in stock is equivalent to $1.5 million on February 1, 2000.

    The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of September 30, 1999.

    Item 8. Financial Statements and Supplementary Data

    1. The following financial statements are included in Part II, Item 8 of this Form 10-K.
          Report of Independent Auditors ..................     22

          Consolidated Balance Sheets as
          of September 30, 1999 and 1998 ..................     23

          Consolidated Statements of
          Operations for the years ended
          September 30, 1999, 1998 and 1997 ...............     24

          Consolidated Statements of
          Stockholders' Equity for the years
          ended September 30, 1999, 1998 and 1997 .........     25

          Consolidated Statements of
          Cash Flows for the years ended
          September 30, 1999, 1998 and 1997 ...............     26

          Notes to Consolidated Financial Statements ......     27

                         Report of Independent Auditors



    The Board of Directors
    Telular Corporation


    We have audited the accompanying consolidated balance sheets of Telular Corporation as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years ended September 30, 1999, in conformity with generally accepted accounting principles.

    October 22, 1999

    /s/ ERNST & YOUNG LLP

                               Telular Corporation
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)
                                                           September 30
                                                         1999       1998
                                                     --------  ---------
Assets
     Current assets:
     Cash and cash equivalents                       $  9,972  $  19,854
     Receivables:
      Trade, less an allowance for doubtful
       accounts of $103 and $112, respectively          6,670      4,468
    Related parties                                       483      1,268
                                                     --------  ---------
                                                        7,153      5,736
    Inventories, net                                    8,770     11,594
    Prepaid expenses and other current assets             502        853
                                                     --------  ---------
    Total current assets                               26,397     38,037
    Property and equipment, net                         5,202      5,496
    Other assets:
     Excess of cost over fair value of net
     assets acquired,less accumulated
     amortization of $1,303 and $785, respectively      3,592      4,111
     Other intangible assets, less
     accumulated amortization of
     $1,089 and $845, respectively                          6        250
     Deposits and other                                   131        918
                                                     --------  ---------
                                                        3,729      5,279
                                                     --------  ---------
    Total assets                                    $  35,328  $  48,812
                                                    =========  =========

    Liabilities and stockholders' equity
    Current liabilities:
     Accounts payable:
      Trade                                             2,450      5,138
      Related parties                                   1,738      1,185
     Accrued liabilities                                3,092      3,521
                                                     --------  ---------
    Total current liabilities                           7,280      9,844

    Commitments and contingencies                           _          _

    Redeemable preferred stock:
     Series A convertible preferred stock,
      $.01 par value; $12,775 liquidation
      preference at September 30, 1999 and
      1998; 21,000 shares authorized at
      September 30, 1999; 11,350 and 16,506
      shares outstanding at September 30,
      1999 and 1998, respectively                      13,057     18,286

    Stockholders' equity:
      Preferred stock, $.01 par value;
        9,979,000 shares authorized at
        September 30, 1999 and 1998; none
        outstanding                                         _          _
      Common stock, $.01 par value;
        75,000,000 shares authorized;
        9,563,004 and 8,534,298 outstanding,
        at September 30, 1999 and 1998, respectively       97        346
      Additional paid-in capital                      123,730    117,326
      Deficit                                        (106,845)   (95,458)
      Accumulated other comprehensive income (loss)      (384)        75
      Treasury stock, 140,000 shares at cost           (1,607)    (1,607)
                                                     --------  ---------
    Total stockholders' equity                         14,991     20,682
                                                     --------  ---------
    Total liabilities and stockholders' equity      $  35,328  $  48,812
                                                    =========  =========

    See accompanying notes.

                              Telular Corporation
                      Consolidated Statements of Operations
                        (In Thousands, Except Share Data)

                                                    Year ended September 30
                                                    1999      1998      1997
                                               ---------  --------  --------
    Revenue
      Net product sales to unrelated parties    $ 34,829  $ 38,784  $ 27,227
      Net product sales to related parties         1,285         _    21,190
                                               ---------  --------  --------
        Total net product sales                   36,114    38,784    48,417
      Royalty and royalty settlement revenue       1,948     1,652       551
                                               ---------  --------  --------
        Total revenue                             38,062    40,436    48,968
    Cost of sales                                 30,392    30,571    37,881
                                               ---------  --------  --------
                                                   7,670     9,865    11,087
    Operating Expenses
      Engineering, research and development        5,568     8,159     6,007
      Selling                                      7,270     7,248     4,510
      General and administrative                   4,543     4,380     5,863
      Provision for (recovery of) doubtful accounts  290       (72)     (231)
      Amortization                                   763       982       604
                                               ---------  --------  --------
    Loss from operations                         (10,764)  (10,832)   (5,666)

    Other income (expense)
      Interest income                                562     1,327     1,009
      Interest expense                               (25)      (19)      (47)
      Equity in net loss of investments
      in affiliates                                    _         _      (204)
      Other                                         (355)     (880)     (394)
                                               ---------  --------  --------
                                                     182       428       364
                                               ---------  --------  --------
    Net loss                                     (10,582)  (10,404)   (5,302)
    Less:  Amortization of
     redeemable preferred stock
     beneficial conversion discount                    _         _    (2,222)
    Less:  Cumulative dividend
     on redeemable preferred stock                  (805)     (895)     (385)
                                               ---------  --------  --------
    Loss applicable to common shares           $ (11,387)$ (11,299)  $(7,909)
                                               ========== =========  ========

    Basic and diluted loss per common share      $ (1.27)  $ (1.36)  $ (1.00)
                                               ========== =========  ========
    Weighted-average number of
     common shares outstanding                 8,976,640 8,307,342 7,876,906

    See accompanying notes.

                                       Telular Corporation

                           Consolidated Statements of Stockholders' Equity
                                         (In Thousands)


                                                             Accumulated
                                       Additional               Other                   Total
                      Preferred  Common  Paid-in             Comprehensive Treasury  Stockholder's
                        Stock    Stock   Capital    Deficit   Income(Loss)    Stock      Equity
                      ---------  ------ ---------   -------   ------------- --------  -------------
 Balance at
 September 30, 1996         $-     $316  $108,311  $(76,250)            $-  $(1,607)       $30,770
 Proceeds from issuances
   of common stock           _        1       329         _              _        _            330
   Conversion of debentures
   into 378,200 shares of
   common stock              -        4     1,551         -              -        -          1,555
 Stock issued in
   connection with the
   investment in
   Wireless Domain           _        1       694         _              _        _            695
 Amortization of redeemable
 preferred stock beneficial
 conversion discount         _        _         _    (2,222)             _        _         (2,222)
 Dividends on redeemable
   preferred stock           _        _         _      (385)             _        _           (385)
 Stock issued for
   services rendered         _        _       258         _              _        _            258
 Net loss for year ended
   September 30, 1997        _        _         _    (5,302)             _        _         (5,302)
                      ---------  ------ ---------   -------   ------------- --------  -------------
 Balance at
   September 30, 1997       $-     $322  $111,143  $(84,159)            $-  $(1,607)       $25,699
 Proceeds from the issances
   of common stock           _        2       148         _              _        _            150
 Conversion of redeemable
   preferred stock to
   common stock              _       15     3,753         _              _        _          3,768
 Stock issued in connection
   with the purchase of
   Wireless Domain           _        5     1,714         _              _        _          1,719
 Deferred compensation
   related to stock options  _        _       138         _              _        _            138
 Dividends on redeemable
   preferred stock           _        _         _      (895)             _        _           (895)
 Stock issued in connection
   with services relating to
   redeemable preferred stock_        1       149         _              _        _            150
 Stock issued for services
   and compensation          _        1       281         _              _        _            282
 Comprehensive loss:
   Net loss for year ended
   September 30, 1998        _        _         _   (10,404)             _        _        (10,404)
   Unrealized gain
   on investments            _        _         _         _             75        _             75
                                                                                          ---------
   Comprehensive loss                                                                      (10,329)
                      ---------  ------ ---------   -------   ------------- --------  -------------
 Balance at
   September 30, 1998      $ _     $346   $117,326 $(95,458)           $75  $(1,607)       $20,682

 Conversion of redeemable
   preferred stock to
   common stock              _       18      5,591        _              _        _          5,609
 Deferred compensation
   related to stock options  _        _        165        _              _        _            165
 Dividends on redeemable
   preferred stock           _        _          _     (805)             _        _           (805)
 One-for-four stock exchange _     (269)       269        _              _        _              _
 Stock issued for services
   and compensation          _        2        379        _              _        _            381
 Comprehensive loss:
   Net loss for year ended
   September 30, 1999        _        _          _  (10,582)             _        _        (10,582)
 Unrealized loss
   on investments            _        _          _        _           (459)       _           (459)
                                                                                          ---------
 Comprehensive loss                                                                        (11,041)
                      =========   ====== =========   =======  ============= ========  =============
 Balance at
   September 30, 1999      $ _      $97   $123,730 $(106,845)        $(384) $(1,607)       $14,991
                      =========   ====== ========= ==========  ============= ======== =============

    See accompanying notes.

                              Telular Corporation
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                               Year ended September 30
                                              1999      1998      1997
                                          ---------  --------  --------
    Operating activities
    Net loss                              $(10,582) $(10,404)  $(5,302)

    Adjustments to reconcile net
     loss to net cash provided by
     (used in) operating
     activities:
      Depreciation                           1,804     1,622     1,016
      Amortization                             763       982       604
      Inventory obsolescence expense         2,119     1,819       551
      Provision for (recovery of)
       doubtful accounts                       290       (72)     (231)
      Compensation expense related
       to stock options and grants             165       138       179
      Interest on debentures                     _         _        55
      Common stock issued for
       services and compensation               381       432        23
      Restructuring and impairment charges       _         _       319
      Equity in net loss of investments          _         _       204
      Changes in assets and liabilities:
       Receivables                          (2,492)    2,912        32
       Related party receivables               785     3,402    (3,225)
       Inventories                             705    (3,982)    2,810
       Prepaid expenses, deposits, and other   679    (1,117)      (35)
       Accounts payable                     (2,688)      985     1,970
       Related party payables                  553    (2,455)        _
       Accrued liabilities                    (429)       18     1,550
                                          ---------  --------  --------
    Net cash provided by (used in)
      operating activities                  (7,947)   (5,720)      520

    Investing activities
    Investment in Wireless Domain                _         _      (500)
    Acquisition of property and equipment   (1,510)   (2,877)   (2,620)
    Acquisition of licenses and technology       _      (150)     (525)
                                          ---------  --------  --------
    Net cash used in investing activities   (1,510)   (3,027)   (3,645)

    Financing activities
    Proceeds from issuances of common stock      _       150       278
    Payments for the issuance of
     redeemable preferred stock               (425)        _    (1,192)
    Proceeds from issuance of
     redeemable preferred stock                  _         _    20,000
     Payment of deferred financing costs         _         _      (348)
                                          ---------  --------  --------
    Net cash provided by (used in)
     financing activities                     (425)      150    18,738
                                          ---------  --------  --------
    Net increase (decrease) in cash
     and cash equivalents                   (9,882)   (8,597)   15,613
    Cash and cash equivalents,
     beginning of period                    19,854    28,451    12,838
                                          ---------  --------  --------
    Cash and cash equivalents, end
     of period                             $ 9,972   $19,854  $ 28,451
                                          =========  ======== =========
    Supplemental cash flow information
    Interest paid                          $    25   $    19   $    47
                                          =========  ======== =========

    See accompanying notes.

                               Telular Corporation
                   Notes to Consolidated Financial Statements
                        (In Thousands, Except Share Data)

    1.  Description of Business

    Telular Corporation (the Company) operates in two business segments, fixed wireless terminals (FWTs) and wireless alarm signaling (WAS). The Company designs, engineers, and manufactures component elements and complete telecommunications equipment assemblies and other complementary products and markets such products domestically and internationally by sale, lease, or license.

    2. Summary of Significant Accounting Policies

    Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Telular-Adcor Security Products and Telular International, Inc. All significant intercompany balances and transactions have been eliminated.

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

    Net Loss Per Share

    Basic and diluted net loss per share are computed based upon the weighted-average number of shares of common stock outstanding. Common shares issuable upon the exercise of options, warrants and redeemable preferred stock are not included in the per share calculations since the effect of their inclusion would be anti-dilutive. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 128, Earnings Per Share.

                               Telular Corporation
             Notes to Consolidated Financial Statements (continued)
                        (In Thousands, Except Share Data)

    Comprehensive Loss

    On October 1, 1998, the Company adopted FASB Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS No.
    130). Comprehensive income is defined by SFAS No. 130 as net income plus other comprehensive income, which, under existing accounting standards includes foreign currency items, minimum pension liability and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is reported by the Company in the consolidated statement of stockholders' equity.

    Segment Disclosures

    Effective October 1, 1998, the Company adopted the FASB Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 superseded FASB Statement of Financial Accounting Standard No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No.
    131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position, but did affect the disclosure of segment information (See Note 8).

    Derivative Instruments and Hedging Activities

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging
    Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this statement will have a significant effect on the Company's financial disclosures.

    Reclassifications

    Certain amounts in the September 30, 1997 and 1998 financial statements have been reclassified to conform to the September 30, 1999 presentation.

                               Telular Corporation
             Notes to Consolidated Financial Statements (continued)
                        (In Thousands, Except Share Data)

    Reverse Stock Split

    The number of shares of common stock outstanding, the weighted average number of common shares outstanding and basic and diluted net loss per share amounts have all been restated to reflect the one-for-four (1:4) reverse stock split of the Company's common stock on January 27, 1999.

    Property and Equipment

    Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line and accelerated methods over the assets useful life ranging from 3 to 10 years.

    Investments

    Management determines the appropriate classification of equity securities as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. Interest, dividends, and realized gains and losses on securities classified as available-for-sale are included in income.

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

    Intangible Assets

    Intangible assets consist primarily of license and technology agreements, which are being amortized over the lives of the related agreements ranging from 2 to 10 years, using the straight-line method.

    Excess of Cost Over Fair Value of Net Assets Acquired

    The excess of cost over fair value of net assets acquired (goodwill) is amortized based on the straight-line method over ten years (See Note 5).

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

                               Telular Corporation
             Notes to Consolidated Financial Statements (continued)
                        (In Thousands, Except Share Data)

    Stock-Based Compensation Expense

    The Company accounts for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees, and has adopted the disclosure alternative of FASB Statement of Financial Accounting Standard, Accounting for Stock-Based Compensation (SFAS No. 123). The Company accounts for stock-based compensation awards to nonemployees using the fair value method prescribed in SFAS No. 123.

    Fair Value of Financial Instruments

    The carrying values reported in the statement of financial position for receivables, and accounts payable approximate their fair values at September 30, 1999 and 1998.

    3. Inventories

    Inventories consist of the following:
                                                            September 30
                                                           1999      1998
                                                        -------   -------

                           Raw materials                 $3,873    $6,709
                           Finished goods                 5,481     5,488
                                                        -------   -------
                                                          9,354    12,197
                           Less: Reserve for obsolescence   584       603
                                                        -------   -------
                                                         $8,770   $11,594

                              Telular Corporation
             Notes to Consolidated Financial Statements (continued)
                        (In Thousands, Except Share Data)

    4. Property and Equipment

    Property and equipment consist of the following:
                                                              September 30
                                                             1999      1998
                                                          -------   -------

                           Computer equipment              $2,637    $2,590
                           Shop equipment                   5,849     3,967
                           Office equipment                 1,066     1,076
                           Automobiles                         21        21
                           Leasehold improvements           1,464     1,466
                           Security equipment held for rent   333       333
                           Construction in progress             -       494
                                                          -------   -------
                                                           11,370     9,947
                           Less: Accumulated depreciation   6,168     4,451
                                                          -------   -------
                                                           $5,202    $5,496

    5.       Acquisitions

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

                                        Twelve Months ended
                                        September 30, 1997
                                        --------------------
                                            (Unaudited)

    Total Revenue                               $48,968
    Loss applicable to common shares             (8,716)
    Basic and diluted loss per common share       (1.12)

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

    6. Investments

    On March 2, 1998, the Company received 300,000 shares of ORA Electronics, Inc., formerly Alliance Research Corporation, common stock, valued at $450, as part of a litigation settlement (See Note 17). The investment is classified as available-for-sale and is included in other assets. On September 30, 1999 and 1998, the investment had a fair value of $66 and $525, respectively.

    7. Income Taxes

    The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. Federal statutory rate is due to net operating losses not being benefited. Accordingly, there is no provision for income taxes for the years ended September 30, 1999, 1998 and 1997. On September 30, 1999, the Company has net operating loss carryforwards of approximately $96,640 for income tax purposes that begin expiring in 2008. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Significant components of the Company's deferred tax assets are as follows:

                                                       September 30
                                                      1999      1998
                                                     ------  -------
              Deferred tax assets:
               Reserve for inventories             $   227   $   234
               Allowance for doubtful accounts          40        44
               Certain intangible assets             2,897     3,230
               Other                                   361       425
               Research and development tax credit   1,397       670
               Net operating loss carryforwards     37,496    33,219
                                                    -------   ------
               Total deferred tax assets            42,418    37,882
               Valuation allowance                  42,418    37,882
                                                   -------   --------
               Net deferred tax assets             $     -   $     -

    The valuation allowance has increased by $4,536 during the year ended September 30, 1999, due principally to the increase in the net operating loss carryforwards in 1999.

    Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards may be subject to annual limitations.

                               Telular Corporation
             Notes to Consolidated Financial Statements (continued)
                        (In Thousands, Except Share Data)

    8. Segment Reporting

    The Company, which is organized on the basis of products and services, has two reportable business segments, Fixed Wireless Terminals and Security Products. The Company designs, develops, manufactures and markets both fixed wireless terminals and security products. Fixed wireless terminals bridge wireline telecommunications customer premises equipment with cellular-type transceivers for use in wireless communication networks. Security products provide wireless backup systems for both commercial as well as residential alarms.

    Export sales of fixed wireless terminals represent 79%, 75% and 97% of total fixed wireless net sales for the years ending September 30, 1999, 1998 and 1997, respectively.

    Export sales of security products were insignificant for years ending September 30, 1999, 1998 and 1997.

                                           1999      1998      1997
                                         ------     ------    ------
                                              ($ in millions)
          Revenue
               Fixed Wireless Terminals  26,638     30,130    40,218
               Security Products         11,424     10,306     8,750
                                         ------     ------    ------
                                         38,062     40,436    48,968

          Loss From Consolidated
          Operations
               Fixed Wireless Terminals (10,093)   (10,009)   (3,915)
               Security Products           (489)      (395)   (1,387)
                                         ------     ------    ------
                                        (10,582)   (10,404)   (5,302)

          Tangible Long-Lived Assets, net
               Fixed Wireless Terminals   4,017      4,974     3,554
               Security Products          1,185        522        57
                                         ------     ------    ------
                                          5,202      5,496     3,611
          Capital Expenditures
               Fixed Wireless Terminals     751      2,378     2,571
               Security Products            759        499        49
                                         ------     ------    ------
                                          1,510      2,877     2,620
          Depreciation and Amortization
               Fixed Wireless Terminals   2,443      2,479     1,560
               Security Products            124        125       108
                                         ------     ------    ------
                                          2,567      2,604     1,668

    For the period ending September 30, 1999, two customers located in Mexico and Dominican Republic accounted for 26% and 17% respectively, of the fixed wireless terminal net sales and two customers, both located in the USA, accounted for 30% and 13% respectively, of the security products net sales. For the fiscal year ending September 30, 1998, two customers from Guinea, West Africa and the Philippines, accounted for 26% and 10% respectively, of the fixed wireless terminal net sales and two customers, both located in the USA accounted for 29% and 17% respectively, of the security products net sales. For period ending September 30,

                               Telular Corporation
             Notes to Consolidated Financial Statements (continued)
                        (In Thousands, Except Share Data)

    1997, one customer, located in Hungary, accounted for 53% of the fixed wireless terminal net sales and two customers, both located in the USA accounted for 22% and 16% respectively, of the security products net sales.

    9. Convertible Debentures

    On December 11, 1995, the Company issued $18,000 in convertible debentures (the Debentures) at 4% per annum. The Debentures were issued under the provisions of Regulation S as promulgated under the United States Securities Act of 1933, as amended. Holders of the Debentures were entitled, at their option any time after issuance until December 10, 1997, to convert principal and interest accrued thereon, in whole or in part, into shares of common stock using defined conversion formulas based on Nasdaq closing bids for the Company's common stock. The Company was entitled, at its option any time commencing one year after issuance (and under certain circumstances prior to that date) through maturity, to require the holders to convert the principal and accrued interest into shares of common stock of the Company using defined conversion formulas based on Nasdaq closing bids for the Company's common stock. During the year ended September 30, 1997, convertible debentures and accrued interest totaling $1,555 were converted into 378,200 shares of common stock

    10. Redeemable Preferred Stock

    During the year ending September 30, 1997, the Company issued 20,000 shares (10,000 shares on April 16, 1997 and 10,000 shares on June 6,
    1997) of Series A Convertible Preferred Stock (the Preferred Stock) for $18,375 which is net of issuance cost of $1,200. The Preferred Stock has a liquidation preference of $12,775 on September 30, 1999. The Preferred Stock includes the equivalent of a 5% annual stock dividend ($805, $895 and $385 at September 30, 1999, 1998 and 1997, respectively). Holders of the Preferred Stock are not entitled to vote on matters submitted for vote to the stockholders of the Company. The Preferred Stock reflects a beneficial conversion feature that allows holders to convert the security to common stock of the Company at a discount. The amount of the discount is determined using NASDAQ closing bid prices for the Company's common stock. During the fiscal year ending September 30, 1997, the Company recorded $2,222 of amortization of preferred stock beneficial conversion discount. The offset entry to amortization of preferred stock beneficial conversion discount increased redeemable preferred stock by $2,222. This amount accretes to the Company's common stock and additional paid-in capital accounts as shares of redeemable preferred stock are converted into shares of common stock of the Company. As of September 30, 1999, 8,650 shares of Preferred Stock had been converted into 1,583,865 shares of common stock.

    On October 15, 1999, the remaining 11,350 shares of Preferred Stock automatically converted into 2,146,540 shares of common stock. Previous holders of the Preferred Stock have since notified the Company that they disagree with the conversion formula the Company used to process the mandatory conversion. In Form SC-13G filings with the Securities and Exchange Commission, the previous holders have noted that based upon their interpretation of mandatory conversion formula, they are entitled to an aggregate of 4,247,834 additional shares of the Company's common stock. The Company believes that it processed the conversion correctly and that the claim by previous holders of Preferred Stock is unfounded.

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

    In addition, the Company has an agreement with Motorola whereby the Company will provide engineering services, at their typical rates, over a three-year period ending November 10, 1998. For the years ended September 30, 1999, 1998 and 1997, payments received under this agreement were approximately $1,000, $1,900 and $1,850, respectively.

    Pursuant to the terms of the patent license agreement with Motorola, the Company receives a royalty for each unit leased, used, or sold by Motorola. The agreement will remain in effect for the life of the patents by country, unless either party in accordance with the terms of the agreement terminates it. Pursuant to a technology transfer agreement with DNIC Brokerage Co. (DNIC), the Company's predecessor, the Company remits the first $250 of royalties received annually to DNIC. For the years ended September 30, 1999, 1998, and 1997, royalty income earned by the Company pursuant to the Motorola agreement was approximately $1,948, $350, and $496, respectively.

    Accounts receivable from Motorola were $483 and $1,268 as of September 30, 1999 and 1998, respectively.

    Purchases from Motorola totaled approximately $6,404, $8,020, and $9,557 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively. Purchases from Wireless Domain totaled $2,709 for the year ended
    September 30, 1997.

    Accounts payable to Motorola were approximately $1,738 and $1,185 for the years ended September 30, 1999 and 1998, respectively.

                             Telular Corporation
             Notes to Consolidated Financial Statements (continued)
                        (In Thousands, Except Share Data)

    12. Commitments

    The Company occupies certain facilities under lease agreements and lease certain equipment under various agreements expiring through December 31, 2003. Rent expense for the years ended September 30, 1999, 1998, and 1997 was approximately $997, $806, and $596, respectively. Future minimum obligations under noncancelable operating leases are as follow:

                         2000                  $1,021
                         2001                     987
                         2002                     977
                         2003                     808
                         2004                     677
                         Thereafter             1,535
                                              -------
                                               $6,005
                                              =======



    During fiscal 1999, the Company entered into a two-year manufacturing agreement with SCI Technology, Inc. to manufacture circuit card assemblies for the Company's products. The agreement may be terminated by the following events: (1) failure by either party to perform any of its material obligations under the agreement or (2) entering into or filing a petition for relief under bankruptcy laws of the United States or similar laws of any other jurisdiction. As of September 30, 1999, the Company had $856 in open purchase commitments.

    13. Capital Stock and Stock Options

    The Company has a Stock Incentive Plan (the Plan). Under the Plan, options to purchase shares of common stock may be granted to all employees and independent directors. Outside of the Plan, the Company has entered into stock option agreements (the Non-Qualified Stock Option Agreements) with officers and key employees of the Company.

    Under the Non-Qualified Stock Option Agreements, certain employees were granted options before the Company's 1994 initial public offering. These options were granted at exercise prices, which range from $3.72 to $92.00 per share, as determined by the Board of Directors, and represented estimated fair market values of the Company's common stock at the grant date. These options are fully vested and, if not exercised or cancelled, will terminate on the fifth anniversary of the vesting date.

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

    Non-Qualified Stock Options have been granted to officers and all employees of the Company pursuant to the Plan. These options will vest either immediately or over a period of up to seven years, as defined in the agreement. All options, if not exercised or terminated, will terminate either on the sixth or the tenth anniversary of the date of grant as defined in the agreement. Non-Qualified Stock Options have been granted to the independent directors of the Company in lieu of compensation as directors and members of

                                Telular Corporation
             Notes to Consolidated Financial Statements (continued)
                        (In Thousands, Except Share Data)

    committees of the Board of Directors which, if not exercised or terminated, will terminate on the sixth anniversary of the date of grant. In October 1997, the Company reset the exercise price for all outstanding options. The revised exercise price represented the fair value of the Company's stock as of October 28, 1997, and, accordingly, no compensation expense was recognized.

    The following table displays stock option activity, including Non-Qualified Stock Options and options granted to independent directors.

                                1999              1998               1997
                               --------------------------------------------------------
                                        Weighted-          Weighted-          Weighted-
                                        Average            Average            Average
                                        Exercise           Exercise           Exercise
                               Options   Price    Options   Price    Options   Price
                               --------------------------------------------------------
    Outstanding at beginning
     of year                      688   $12.56       445    $18.24      465    $21.24
    Granted                       742     3.31       386     11.60      120     20.08
    Exercised                       -        -       (40)     3.72      (12)    22.92
    Canceled                     (225)    7.97      (103)    17.60     (128)    30.88
                               --------------------------------------------------------
    Outstanding at end of year  1,205    $7.71       688    $12.56      445    $18.24
                               ========================================================

    Weighted average fair value
     of options granted during
     the period                          $1.06               $2.72              $8.48
    Exercisable at end of year     479  $10.64         217  $15.20      195    $20.00
    Exercise price range    $1.56 -$92.00     $3.72 - $92.00     $3.72 - $92.00

    At September 30, 1999, 1,175 of the 1,205 options outstanding had an exercise price between $1.56 and $12.25 per share. The options had a weighted average remaining contractual life of 6.6 years.

    At September 30, 1999, the Company has reserved 5,837,041 shares of the Company's common stock for issuance in connection with the Plan.

    Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to October 1, 1995, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, risk-free interest rates of 6.0%, 6.0% and 6.5%, respectively, volatility factor of the expected market price of the Company's common stock of 35%; a weighted-average expected life of the options of four years; and no dividend yield.

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                           1999      1998       1997
                                          --------   --------   -------

          Pro forma net loss applicable   $(12,002)  $(11,655)  $(8,435)
           to common shares

          Pro forma basic and diluted
           loss per common share             (1.34)     (1.40)    (1.08)

    14. Major Customers

    For the year ended September 30, 1999, the Company derived approximately $4,422 (12%) and $6,840 (18%) of its total revenues from two customers, Tricom, Inc. and Radiomovil S.A., respectively. As of September 30, 1999, $2.2 million was included in accounts receivable from Radiomovil, S.A. For the year ended September 30, 1998, the Company derived approximately $4,266 (11%) and $7,369 (19%) of its total revenues from two customers; Qualcomm, Inc. and Guinea Sotelgui S.A., respectively. As of September 30, 1998, $160 was included in accounts receivable from Qualcomm, Inc. and none for Guinea Sotelgui S.A. For the year ended September 30, 1997 the Company derived approximately $21,742 (44%) of its total revenues from one customer, Motorola, of which approximately $4,690 was included in accounts receivable at September 30, 1997.

    15. Export Sales

    Export sales were approximately $20,963, $30,010, and $39,272 for the years ended September 30, 1999, 1998 and 1997, respectively. Export sales were primarily to the Caribbean and Latin American (CALA) and European, Middle Eastern, and African (EMEA) regions during the year ended September 30, 1999, and to the Asian and EMEA regions during the years ended September 30, 1998 and 1997.

    16. Contingencies

    The Company is involved in legal proceedings, which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, based upon the opinion of the Company's counsel, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated results of operations or financial position.

                               Telular Corporation
             Notes to Consolidated Financial Statements (continued)
                        (In Thousands, Except Share Data)

    17. Litigation Settlement

    On March 2, 1998, the Company reached settlement in its patent infringement case against ORA Electronics, Inc. and received the following from ORA Electronics, Inc.: $500 in cash, a $1,000 promissory note, 300,000 shares of ORA Electronics, Inc. common stock (ORA stock) with a fair market value of $450 (See Note 6) and the right to receive additional shares of ORA stock to ensure the fair market value received in stock is equivalent to $1,500 on February 1, 2000 at which time the Company shall distribute to the Hamman & Benn and Jones, Bell et al., the Company's legal representation, 27% and 8% respectively of the stock value or stock of ORA Electronics, Inc, totaling $367. The Company recorded royalty and royalty settlement revenue of approximately $1,176 during fiscal year 1998 which is equivalent to the fair market value of cash and assets received on March 2, 1998, net of legal fees of $633.

    On September 8, 1998, the Company reached settlement through arbitration in its contract termination case with Global Tel*Link Corporation. The arbitrator awarded Global Tel*Link Corporation $618 in damages which is included in other expenses for the year ended September 30, 1998.

    The Company was involved in litigation with Global Emerging Markets North America, Inc. (GEM) over a commission GEM claimed in connection with the Preferred Stock issued by the Company in 1997 (see note 10 above). On April 5, 1999 the Circuit Court of Cook County (Illinois) awarded GEM $549, and the company appealed that judgement. Subsequent to filing the appeal the litigation was settled for $425, which the Company paid in August 1999. The payment that the Company agreed to make represents stock issuance cost and has been included in its financial statements as a reduction to Redeemable Preferred Stock.

    18. Employee Benefit Plan

    The Company sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company may match employee contributions on a discretionary basis. There were no amounts charged against operations related to the Company's match for the years ended September 30, 1999, 1998, and 1997.

                               Telular Corporation
             Notes to Consolidated Financial Statements (continued)
                        (In Thousands, Except Share Data)

    19. Quarterly Results of Operations (Unaudited)

    The following is a summary of the quarterly results of operations for the years ended September 30, 1999, 1998, and 1997 (in thousand, except share data).

                                             Three months ended
                             December 31    March 31    June 30    September 30
                            ----------------------------------------------------
    Fiscal year ended 1999
    Total revenue                 $8,211      $8,362    $10,684       $10,805
    Gross profit                   1,791       2,514      1,100         2,265
    Net loss                      (2,691)     (1,998)    (3,216)       (2,677)
    Basic and diluted loss          (.33)       (.25)      (.38)         (.31)
     per common share

    Fiscal year ended 1998
    Total revenue                $12,687     $11,054     $8,657        $8,038
    Gross profit (loss)            2,774       3,359      1,982         1,750
    Net loss                      (2,041)     (1,812)    (2,548)       (4,003)
    Basic and diluted loss          (.28)       (.24)      (.36)         (.48)
     per common share

    Fiscal year ended 1997
    Total revenue                $18,380     $11,600     $5,444       $13,544
    Gross profit                   4,583       3,020        694         2,790
    Net Income (loss)                740        (732)    (3,973)       (1,337)
    Basic and diluted loss           .08        (.08)      (.68)         (.20)
     per common share

    Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

                                       PART III

    Item 10. Directors and Executive Officers of the Registrant

    Pursuant to General Instruction G(3), reference is made to the information in Part I above in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1999, which is incorporated herein.

    Item 11. Executive Compensation

    Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1999, which is incorporated herein.

    Item 12. Security Ownership of Certain Beneficial Owners and Management

    Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1999, which is incorporated herein.

    Item 13. Certain Relationships and Related Transactions

    Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Relationships and Related Transactions in the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 1999, which is incorporated herein.

                                     Part IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


    (a)  1.   The following financial statements are included in Part II,
              Item 8 of this Form 10-K.

              Report of Independent Auditors

              Consolidated Balance Sheets as of September 30, 1999 and 1998

              Consolidated Statements of Operations for the years ended September 30, 1999, 1998 and 1997

              Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999, 1998 and 1997

              Consolidated Statements of Cash Flows for the years ended September 30, 1999, 1998 and 1997

              Notes to Consolidated Financial Statements

         2. The following schedule for the years ended September 30, 1999, 1998 and 1997.

              Schedule VIII  Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.   Exhibits.

         Number     Description                       Reference
         --------   ---------------------------       ------------------
         3.1        Certificate of Incorporation      Filed as Exhibit 3.1 to
                                                      Registration Statement
                                                      No. 33-72096 (the
                                                      Registration Statement)

         3.2        Amendment No. 1 to Certificate    Filed as Exhibit 3.2 to
                    of Incorporation                  the Registration
                                                      Statement

         3.3        Amendment No. 2 to Certificate    Filed as Exhibit 3.3 to
                    of Incorporation                  the Registration
                                                      Statement

         3.4        Amendment No. 3 to Certificate    Filed as Exhibit 3.4 to
                    of Incorporation                  Form 10-Q filed
                                                      February 16, 1999

         3.5        Amendment No.4 to Certificate     Filed as Exhibit 3.5 to
                    of Incorporation                  Form 10-Q filed
                                                      February 16, 1999

         3.6        By-Laws                           Filed as Exhibit 3.4 to
                                                      the Registration
                                                      Statement

         4.1        Loan Agreement with LaSalle       Filed as Exhibit
                    National Bank and Amendment       4.1  to  Form 10-K
                    thereto                           filed December 27, 1995

         4.2        Debenture Agreements dated        Filed as Exhibit
                    December 11, 1995                 4.2 to Form 10-K
                                                      filed December 27, 1995

         4.3        Certificate of Designations,      Filed as Exhibit 99.2
                    Preferences, and Rights of Series Form 8K filed
                    A Convertible Preferred Stock     April 25, 1997

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

         10.5       Appointment of Larry J. Ford       Filed as Exhibit 10.2
                                                       to Form 10-Q filed
                                                       May 1, 1995

         10.6       Option Agreement with Motorola     Filed as Exhibit 10.6
                    dated November 10, 1995            to Form  10-K filed
                                                       December 26, 1996(1)

         10.7       Amendment No.1 dated September 24, Filed as Exhibit 10.7
                    1996 to Option Agreement with      to Form 10-Q filed
                    Motorola                           August 13, 1999(1)

         10.8       Amendment No.2 dated April 30,     Filed as Exhibit 10.8
                    1999 to Option Agreement with      to Form 10-Q filed
                    Motorola                           August 13, 1999(1)

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

         10.11      Amendment No. 4 to Patent Cross    Filed as Exhibit 10.11
                    License Agreement between          to Form 10-Q filed
                    Motorola, Inc. and the Company,    August 13, 1999(1)
                    dated May 3, 1999

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

         10.18      Amended and Restated Employee      Filed as Exhibit 10.17
                    Stock Option Plan                  to Form  10-K filed
                                                       December 26, 1996

         10.19      Stock Option Grant to              Filed as Exhibit 10.7
                    Independent Directors              to  Form 10-Q filed
                                                       July 28, 1995

         10.20      Securities Purchase Agreement      Filed as Exhibit 99.1
                    dated April 16, 1997, by and       Form 8-K filed
                    between Telular Corporation and    April 25, 1997
                    purchasers of the Series A
                    Convertible Preferred Stock

         10.21      Registration Rights Agreement      Filed as Exhibit 99.3
                    dated April 16, 1997, by and       to Form 8-K filed
                    between Telular Corporation and    April 25, 1997
                    purchasers of the Series A
                    Convertible Preferred Stock

         10.22      Securities Purchase Agreement      Filed as Exhibit 99.3
                    dated June 6, 1997, by and         to Registration
                    between Telular Corporation and    Statement on Form S-3,
                    purchasers of the Series A         Registration No.
                    Convertible Preferred Stock        333-27915, as amended
                                                       by Amendment No. 1 filed
                                                       June 13, 1997, and
                                                       further Amended by
                                                       Amendment No.2 filed
                                                       July  8, 1997 (Form S-3)

         10.23      Registration Rights Agreement      Filed as Exhibit 99.4 to
                    dated June 6, 1997, by and         Form S-3
                    between Telular Corporation and
                    purchasers of the Series A
                    Convertible Preferred Stock

         10.24      Agreement and Plan of Merger by    Filed as Exhibit 10.21
                    and among Wireless Domain          to Form 10-K filed
                    Incorporated(formerly TelePath),   December 19, 1998
                    Telular-WD (a wholly-owned
                    subsidiary of Telular) and certain
                    stockholder of Wireless Domain
                    Incorporated

         10.25      Employment Agreement with Daniel   Filed as Exhibit 10.22
                    D.Giacopelli                       to Form 10-Q filed
                                                       February 13, 1998

         10.26      Employment Agreement with Robert   Filed as Exhibit 10.23
                    C. Montgomery                      to Form 10-Q filed
                                                       February 13, 1998

         10.27      OEM Equipment Purchase Agreement   Filed as Exhibit 10.27
                    for WAFU dated April 30,1999       to form 10-Q filed
                                                       August 13, 1999 (1)

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

    (b)  Reports on Form 8-K

         The Company filed one (1) report on Form 8-K during the three months ended September 30, 1999:

              On October 18, 1999, the Company reported the mandatory conversion of Series A Convertible Preferred Stock and the existence of a disagreement with certain Holders of Series A Convertible Preferred Stock over the conversion formula.


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

                                        Telular Corporation

    Date: December 20, 1999             By: /s/KENNETH E. MILLARD
                                        Kenneth E. Millard
                                        President, Chief Executive Officer
                                        and Director

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                 Title                      Date
    --------------------------    ---------------------      ---------------
    /s/WILLIAM L. DE NICOLO       Chairman of the Board      December 20, 1999
    ------------------------
     William L. De Nicolo

    /s/KENNETH E. MILLARD         President, Chief Executive December 20, 1999
   -------------------------      Officer and Director
     Kenneth E. Millard

    /s/DANIEL D. GIACOPELLI       Chief Technology Officer,  December 20, 1999
    ------------------------      EVP and Director
     Daniel D. Giacopelli

    /s/ JEFFREY L. HERRMANN       Chief Financial Officer,   December 20, 1999
    ------------------------      Secretary and SVP
     Jeffrey L. Herrmann

    /s/JOHN E. BERNDT             Director                   December 20, 1999
    ------------------------
     John E. Berndt

    /s/LARRY J. FORD              Director                   December 20, 1999
    ------------------------
     Larry J. Ford

    /s/RICHARD D. HANING          Director                   December 20, 1999
    ------------------------
     Richard D. Haning

    /s/MARK R. WARNER             Director                   December 20, 1999
    ------------------------
     Mark R. Warner

  Item 14(a) 2.  Schedule VIII - Valuation and Qualifing Accounts

                                                     TELULAR CORPORATION

                                               VALUATION AND QUALIFYING ACCOUNTS
                                                       (in thousands)

                                                               Charged
                                     Balance at  Charged to    to other                 Balance
                                     Beginning   Costs and     accounts- Deductions     at end
  Description                        of Period   Expenses      Describe   Describe     of period
  -------------------------------    ---------  ---------     --------- ---------     ---------
  Period Ended September 30, 1999

  Accumulated Amortization of
  Intangible Assets                 $    1,630 $      762     $       0 $       0      $  2,392
  Valuation Allowance of Deferred
  Tax Asset                             37,882      4,536 (3)         0         0        42,418
  Allowance for Doubtful Accounts          112        299             0      (308) (6)      103
  Inventory Reserve                        603      2,119             0    (2,138) (5)      584

  Period Ended September 30, 1998

  Accumulated Amortization of
  Intangible Assets                 $      671  $     959     $       0 $       0     $   1,630
  Valuation Allowance of Deferred
  Tax Asset                             33,338      4,544 (3)         0         0        37,882
  Allowance for Doubtful Accounts          426          0             0      (314) (4)      112
  Inventory Reserve                        523      1,819             0    (1,739) (5)      603

  Period Ended September 30, 1997

  Accumulated Amortization of
  Intangible Assets                 $      140  $     531     $       0 $       0     $     671
  Valuation Allowance of Deferred
  Tax Asset                             32,288      1,050 (3)         0         0        33,338
  Allowance for Doubtful Accounts          900          0             0      (474) (4)      426
  Inventory Reserve                      1,199       (259)            0      (417) (5)      523

  Period Ended September 30, 1996

  Accumulated Amortization of
  Intangible Assets                 $    1,909    $ 7,926 (1) $       0  $ (9,695) (2)      140
  Valuation Allowance of Deferred
  Tax Asset                             21,888     10,400 (3)         0         0        32,288
  Allowance for Doubtful Accounts          218        974             0      (292) (4)      900
  Inventory Reserve                      1,312      4,304             0    (4,417) (5)    1,199


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

(6)  Accounts receivable written-off

