Form 10-Q
period 1999-12-31
TELULAR CORP
filed 2000-02-14
CIK 915324

United States
                        Securities and Exchange Commission
                              Washington, D.C. 20549

                                    FORM 10-Q


           [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended December 31, 1999.

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


                 Yes  X              No

  The number of shares outstanding of the Registrant's common stock, par value $.01, as of December 31, 1999, the latest practicable date, was 11,794,199 shares.

                                TELULAR CORPORATION
                                       Index




   Part I - Financial Information                                   Page No.

   Item 1.  Financial Statements:

           Consolidated Balance Sheets
             December 31, 1999 (unaudited) and
             September 30, 1999                                         3

           Consolidated Statements of Operations (unaudited)
              Three Months Ended December 31, 1999 and
              December 31, 1998                                         4

           Consolidated Statement of Stockholders' Equity
           (unaudited)
              Period from September 30, 1999 to
              December 31, 1999                                         5

           Consolidated Statements of Cash Flows (unaudited)
              Three Months Ended December 31, 1999 and
              December 31, 1998                                         6

           Notes to the Consolidated Financial Statements               7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10

   Item 3.  Quantitative and Qualitative Disclosures
            about Market Risk                                           13

   Part II - Other Information

   Item 1.  Legal Proceedings                                           14

   Item 2.  Changes in Securities and Recent Sales of
            Unregistered Securities                                     14

   Item 6.  Exhibits and Reports on Form 8-K                            15

   Signatures                                                           18

   Exhibit Index                                                        19


                                 TELULAR CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except share data)

                                                  December 31,  September 30,
                                                       1999         1999
                                                   ------------ -------------
                                                    (Unaudited)
  ASSETS
    Current assets:
      Cash  and cash equivalents                      $  10,101     $   9,972
      Receivables:
        Trade, net of allowance for doubtful accounts
        of $128 and $103 at December 31, 1999
        and September 30, 1999, respectively              4,995         6,670
      Related parties                                       399           483
                                                   ------------  ------------
                                                          5,394         7,153
      Inventories, net                                    6,581         8,770
      Prepaid expenses and other current asset              638           502
                                                   ------------  ------------
    Total current assets                                 22,714        26,397
    Property and equipment, net                           4,964         5,202
    Other assets:
      Excess of cost over fair value of net assets
       acquired, less accumulated amortization of
       $1,434 and $1,304 at December 31, 1999 and
       September 30, 1999, respectively                   3,462         3,592
      Intangible assets, less accumulated amortization
       of $1,095 and $1,089 at December 31, 1999 and
       September 30, 1999, respectively                       0             6
      Long term investment                                  309            66
      Deposits                                               66            65
                                                   ------------  ------------
                                                          3,837         3,729
                                                   ------------  ------------
                                                      $  31,515     $  35,328
                                                   ============  ============

  LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable:
       Trade                                          $   2,124     $   2,450
       Related parties                                    1,039         1,738
      Accrued liabilities                                 2,145         3,092
                                                   ------------  ------------
    Total current liabilities                             5,308         7,280

    Commitments and contingencies                             0             0

    Redeemable Preferred Stock:
      Series A convertible preferred stock, $.01
      par value; $12,775 liquidation preference
      at September 30, 1999; 21,000 shares
      authorized at December 31, 1999 and
      September 30, 1999; no shares outstanding
      at December 31, 1999 and 11,350 shares
      outstanding at September 30, 1999.                      0        13,057

    Stockholders' Equity:
      Preferred stock $.01 par value; 9,979,000 shares
       authorized at December 31, 1999 and
       September 30, 1999; none outstanding                   0             0
      Common stock;  $.01 par value; 75,000,000 shares
       authorized; 11,794,199 and 9,563,004 outstanding
       at December 31, 1999 and September 30, 1999,
       respectively                                         118            97
      Additional paid-in capital                        137,064       123,730
      Deficit                                          (109,227)     (106,845)
      Unrealized loss on investments                       (141)         (384)
      Treasury stock, 140,000 shares at cost             (1,607)       (1,607)
                                                     ------------ ------------
      Total stockholders' equity                         26,207        14,991
                                                     ------------ ------------
    Total liabilities, redeemable preferred stock
    and stockholders' equity                          $  31,515     $  35,328
                                                     ============  ===========

                                  See accompanying notes

                                 TELULAR CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands, except share data)
                                     (Unaudited)


                                            Three Months Ended December 31,
                                                       1999        1998
                                                  ----------  ----------
     Total net product sales                        $ 8,849     $ 8,211

     Royalty and royalty settlement revenue             172           0
                                                  ----------  ----------
     Total revenue                                    9,021       8,211

     Cost of sales                                    7,163       6,420
                                                  ----------  ----------
                                                      1,858       1,791

     Engineering and development expenses             1,272       1,368
     Selling and marketing expenses                   1,743       2,027
     General and administrative expenses              1,068         963
     Provision for doubtful accounts                     25          20
     Amortization                                       136         247
                                                  ----------  ----------
     Loss from operations                            (2,386)     (2,834)

     Other income, net                                   32         143
                                                  ----------  ----------
     Net loss                                     $  (2,354)  $  (2,691)
                                                  ==========  ==========

     Less: Cumulative dividend on redeemable
           preferred stock                              (28)       (195)
                                                  ----------  ----------
     Net loss applicable to common shares         $  (2,382)  $  (2,886)
                                                  ==========  ==========

     Basic and diluted net loss per common share  $   (0.21)  $   (0.33)
                                                  ==========  ==========
     Weighted average number of common shares    11,318,007   8,669,254
                                                  ==========  ==========



                                  Telular Corporation

                    Consolidated Statements of Stockholders' Equity
                                    (In Thousands)

                                                                   Unrealized
                                            Additional             gain (loss)           Total
                           Preferred Common  Paid-in                   on     Treasury Stockholder's
                             Stock    Stock  Capital    Deficit   Investments  Stock     Equity
                           --------- ------  ---------  ---------  ---------- -------- ------------
  Balance at September 30, 1999  $ 0    $97  $123,730  $ (106,845)      $(384) $(1,607)  $ 14,991
  Comprehensive income:
   Net loss for period from
   October 1, 1999 to December
   31, 1999                        0      0         0      (2,354)          0        0     (2,354)
  Other comprehensive income
   Unrealized loss on investments  0      0         0           0         243        0        243
                                                                                         ---------
  Comprehensive income                                                                     (2,111)
                                                                                         ---------
  Deferred compensation related
  to stock options                 0      0        34           0           0         0        34

  Stock options exercised          0      0       142           0           0         0       142

  Stock issued in connection
  with services and compensation   0      0        93           0           0         0        93

  Conversion of preferred stock
  to common stock                  0     21    13,065           0           0         0    13,086

  Cumulative dividend on
  redeemable preferred stock       0      0         0         (28)          0         0       (28)
                           --------- ------  ---------   --------- ----------  --------  ----------
 Balance at December 31, 1999      0    118   137,064    (109,227)       (141)   (1,607)   26,207
                           ========= ======  =========   ========= ==========  ========  ==========

 See accompanying notes.

                               TELULAR CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)



                                               Three Months Ended December 31,
                                                        1999          1998
                                                   ----------    ----------
  Operating Activities:
  Net loss                                         $  (2,354)    $  (2,691)
  Adjustments to reconcile net loss to
  net cash used in operating activities
      Depreciation                                       476           388
      Amortization                                       136           247
      Inventory obsolescence expense                     334            60
      Provision for doubtful accounts                     25            20
      Compensation expense related to
       stock options                                      34            45
      Common stock issued for services
       and compensation                                   93            87
      Changes in assets and liabilities:
          Trade receivables                            1,650        (3,172)
          Related parties receivables, net                84         1,017
          Inventories                                  1,855           227
          Prepaid expenses, deposits and other          (136)          (56)
          Trade accounts payable                        (326)       (2,011)
          Related parties accounts payable              (699)         (655)
          Accrued liabilities                           (947)         (374)
                                                   ----------    ----------
  Net cash used in operating activities                  225        (6,868)

  Investing Activities:
  Acquisition of property and equipment                 (238)         (546)
                                                   ----------    ----------
  Net cash used in investing activities                 (238)         (546)
                                                   ----------    ----------

  Financing Activities:
  Proceeds from the issuance of common stock             142             0
                                                   ----------    ----------
  Net cash provided by financing activities              142             0
                                                   ----------    ----------

  Net decrease in cash and cash equivalents              129        (7,414)

  Cash and cash equivalents, beginning of period       9,972        19,854
                                                   ----------    ----------
  Cash and cash equivalents, end of period         $  10,101     $  12,440
                                                   ==========    ==========

                           See accompanying notes

                            TELULAR CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1999
            (Unaudited, dollars in thousands, except share data)

   1.   Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

   2.   Inventories

        The components of inventories consist of the following (000's):

                                            December 31,  September 30,
                                               1999           1999
                                             ----------   -------------
                                            (unaudited)
       Raw materials                           $ 3,031         $ 3,873
       Finished goods                            4,063           5,481
                                             ----------   -------------
                                                 7,094           9,354
       Less: Reserve for obsolescence              513             584
                                             ----------   -------------
                                             $   6,581        $  8,770
                                             ==========   =============

   3.   Redeemable Preferred Stock

        During the year ending September 30, 1997, the Company issued 20,000 shares (10,000 shares on April 16, 1997 and 10,000 shares on June 6, 1997) of Series A Convertible Preferred Stock (the Preferred Stock) for $18,375 which is net of issuance cost of $1,200. The Preferred Stock had a liquidation preference of $12,775 on September 30, 1999. The Preferred Stock included the equivalent of a 5% annual stock dividend. Holders of the Preferred Stock were not entitled to vote on matters submitted for vote to the stockholders of the Company. The Preferred Stock reflects a beneficial conversion feature that allowed holders to convert the security to common stock of the Company at a discount. The amount of the discount was determined using NASDAQ closing bid prices for the Company's common stock. On October 15, 1999, the final 11,350 shares of Preferred Stock automatically converted into 2,146,540 shares of common stock (the Mandatory Conversion). On October 18, 1999, the previous holders of the Preferred Stock notified the Company that they disagree with the conversion formula the Company used to process the Mandatory Conversion. In Form SC-13G filings with the Securities and Exchange Commission, the previous holders noted that based upon their interpretation of the Mandatory Conversion formula, they are entitled to an aggregate of 4,247,834 additional shares of the Company's common stock. The Company believes that it processed the conversion correctly and that the claim by previous holders of Preferred Stock is unfounded.

                               TELULAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 1999
            (Unaudited, dollars in thousands, except share data)

   4.   Comprehensive Income

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

   5.   Segment Disclosures

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

        Export sales of fixed wireless terminals represent 89% and 71% of total fixed wireless net product sales for the first quarter of fiscal year 2000 and 1999, respectively.

        Export sales of security products were insignificant for the first quarter of fiscal year 2000 and 1999.

                                           Period ending
                                            December 31,
                                         1999          1998
                                         ---------     --------
                                           ($ in thousands)
         Revenue
              Fixed Wireless                6,291       5,520
         Terminals
              Security Products             2,730       2,691
                                         ---------     --------
                                            9,021       8,211

         Loss From Consolidated
         Operations
              Fixed Wireless Terminals     (1,832)     (2,623)
              Security Products              (522)        (68)
                                         ---------     --------
                                           (2,354)     (2,691)

        For the first quarter of fiscal year 2000, two customers located in Dominican Republic and Mexico accounted for 39% and 15% respectively, of fixed wireless terminal net product sales and two customers, both located in the USA, accounted for 21% and 20% respectively, of the security products net product sales. For the first quarter of fiscal year 1999, two customers from the USA and Mexico, accounted for 27% and 21% respectively, of the fixed wireless terminal net product sales and one customer, located in the USA accounted for 44% of the security products net product sales.

                            TELULAR CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             DECEMBER 31, 1999
            (Unaudited, dollars in thousands, except share data)

   6.   Contingencies

        On March 2, 1998, the Company reached settlement in its patent infringement case against ORA Electronics, Inc. and received the following from ORA Electronics, Inc.: $500 in cash, a $1,000 promissory note payable through February 1, 2000, 300,000 shares of ORA Electronics, Inc. common stock (ORA stock) with a fair market value of $450 and the right to receive additional shares of ORA stock to ensure the fair market value received in stock is equivalent to $1,500 on February 1, 2000. On February 1, 2000, the Company did not receive the final balloon payment pursuant to the promissory note from ORA, nor did the Company receive additional shares of ORA stock necessary to increase the fair market value of ORA stock received by the Company to $1,500. The Company is currently attempting to renegotiate with ORA for the final payment and the additional shares of ORA stock.


   7.   Reverse Stock Split

        The number of shares of common stock outstanding, the weighted average number of common shares outstanding and basic and diluted net loss per share amounts have all been restated to reflect the one-for-four (1:4) reverse stock split of the Company's common stock on January 27, 1999.

   8.   Subsequent Event -- Revolving Line of Credit

        On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5 million (the Loan). Borrowings under the Loan are subject to borrowing base requirements and other restrictions. As of January 7, 2000, the Company had approximately $2.5 million of available borrowings under the Loan. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003. The Loan carries interest at the bank's prime rate. To reduce applicable cash financing fees, the Company issued 50,000 shares of Common Stock Warrants (Warrants) to Wells. The strike price for the Warrants is $16.29 per share. On January 14, 2000, the Company borrowed $2.0 million under the Loan.

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

   The Company's operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements Pursuant to the Securities Litigation Reform Act that is set forth in Exhibit 99 to this Form 10-K.

   Results of Operations

   First quarter fiscal year 2000 compared  to first quarter fiscal  year
   1999

   Total Net Product Sales. Total net product sales includes sales of finished products and components. Sales of FWTs increased 48%, or $1.9 million, during the first quarter of fiscal year 2000 compared to the same period last year. Sales of WAS products were unchanged during the first quarter of fiscal year 2000 compared to the same period last year. Sales of FWT components decreased $1.2 million during the first quarter of fiscal year 2000 compared to the same period last year, due primarily to a one-time $0.9 million cancellation charge that was paid to the Company by an FWT component customer during the first quarter of fiscal year 1999.

   Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased $0.2 million for the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999. This increase resulted primarily from increased royalty revenue from Motorola and Ericsson during the first quarter 2000 compared to the first quarter of fiscal year 1999.

   Cost of sales. Cost of sales increased 12%, or $0.7 million, for the first quarter of fiscal year 2000 compared to the first quarter of fiscal year 1999. Cost of sales for the first quarter 2000 of $7.2 million, or 79% of total revenue, compares to $6.4 million, or 78% of total revenue, for the first quarter of fiscal year 1999. The increase in cost of sales during the first quarter of fiscal year 2000 is primarily due to start-up costs associated with the Company's new Message Center for the WAS business that was placed into service during the fourth quarter of fiscal year 1999.

   Engineering and Development Expenses. Engineering and development expenses of $1.3 million for the first quarter of fiscal year 2000 decreased approximately 7%, or $0.1 million, from the same quarter of fiscal year 1999. In fiscal year 1999 the Company was completing its efforts to transition its product lines from primarily analog-based products to primarily digital-based products. Consequently, engineering and development expenses for several quarters, including the first quarter of fiscal year 1999, were larger than usual. Beginning in its third quarter of fiscal year 1999 and continuing through the first quarter of fiscal year 2000, the Company has reduced its engineering and development expenses to more usual levels, primarily through reductions in material costs and contracted engineering services.

   Selling and Marketing Expenses. Selling and marketing expenses of $1.7 million for first quarter of fiscal year 2000 decreased 14%, or $0.3 million, compared to first quarter of fiscal year 1999. The decrease is primarily due to a reduction in product introduction expenses during the first quarter of fiscal year 2000 compared to the same period of last fiscal year (see Engineering and Development Expenses above).

   General and Administrative Expenses (G&A). G&A for the first quarter of fiscal year ended 2000 increased 11% to $1.1 million from $1.0 million for fiscal year ended 1999. The increase relates to legal fees for patent defense in New Zealand.

   Amortization. Amortization expense decreased 45%, or $0.1 million, during the first quarter of fiscal year 2000 compared to the first quarter fiscal year ended 1999 due to certain intangible assets which became fully amortized during fiscal year 1999.

   Other Income. Other income for the first quarter of fiscal year 2000 decreased 78%, or $0.1 million, compared to the same period during fiscal year 1999. The decrease is primarily due to lower interest income due to reduced average cash balances during the first quarter of fiscal year 2000 compared to the same period of fiscal year 1999.

   Net loss. The Company recorded a net loss of $2.4 million for the first quarter of fiscal year 2000 compared to a net loss of $2.7 million for the first quarter of fiscal year 1999. The net loss per share decreased 32% during the first quarter of fiscal year 2000, from net loss per share of $0.31 for the first quarter of fiscal year 1999 to a net loss per share of $0.21 for the first quarter of fiscal year 2000.

   Net loss applicable to common shares. After giving effect to the cumulative preferred stock dividend of $28 thousand for the first quarter of fiscal year 2000 and $0.2 million for the first quarter of fiscal year 1999, net loss applicable to common shares of $2.4 million, or $0.21 per share, compares to a net loss of $2.9 million, or $0.33 per share, for the first quarter of fiscal year 1999.

   Liquidity and Capital Resources

   On December 31, 1999, the Company had $10.1 million in cash and cash equivalents with a working capital surplus of $17.4 million.

   The Company generated $0.1 million of cash during the first quarter of fiscal year 2000 compared to cash used of $7.4 million during the same period of fiscal year 1999. The generation of cash during the first quarter of fiscal year 2000 is primarily due to the effects of an ongoing inventory reduction plan. Cash used for capital spending was $0.2 million during the first quarter of fiscal year 2000, compared to $0.5 million during the same period of fiscal 1999. Cash generated from financing activities for the first quarter of fiscal year 2000 of $0.1 million relates to proceeds from the issuance of common stock in connection with stock options exercised by former employees. There was no cash activity from financing activities during the first quarter of fiscal year 1999.

   On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5 million (the Loan). Borrowings under the Loan are subject to borrowing base requirements and other restrictions. As of January 7, 2000, the Company had approximately $2.5 million of available borrowings under the Loan. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on December 31, 2002. The Loan carries interest at the bank's prime rate. To reduce applicable cash financing fees, the Company issued 50,000 shares of Common Stock Warrants (Warrants) to Wells. The strike price for the Warrants is $16.29 per share. The Loan replaces a previous Loan and Security Agreement with Fleet Capital Corporation (the successor to Sanwa Business Credit Corporation) which was terminated on July 15, 1999.

   On January 12, 2000, the Company borrowed $2.0 million under the Loan. The Company expects to borrow additional funds from time to time to fund working capital requirements, to fund future product development efforts and to sustain significant levels of cash reserves which are required to qualify for large sales opportunities.

   Based upon its current operating plan, the Company believes its existing capital resources, including the proceeds from the Loan, should enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The amount of royalty income from the Company's licensees is unpredictable, but could have an impact on the Company's actual cash flow.

   The Company requires its foreign customers to obtain letters of credit or to qualify for export credit insurance underwritten by third party credit insurance companies prior to making international shipments. Also, to mitigate the effects of currency fluctuations on the Company's results of operations, the Company conducts all of its international transactions in U.S. dollars.

   Impact of the Year 2000 Issue

   Recently, national attention has focused on the potential problems and associated costs resulting from computer programs that have been written using two digits rather than four to define the applicable year. These programs treat all years as occurring between 1900 and 1999 and do not self-correct to reflect the upcoming change in the century. If not corrected, computer applications could fail or create erroneous results after December 31, 1999.

   In 1998, management conducted a formal assessment of its significant information technology systems, including computers used in its production and manufacturing functions. Based upon this assessment, management developed an action plan to modify its internal software and hardware (imbedded chips) so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The cost of such modifications, including testing and implementation, was not significant and was funded with available cash. The Company has completed all known changes to its internal computer systems and has obtained certification of year 2000 compliance from its key external software providers, and has not experienced any significant operational problems with these systems since December 31, 1999. However, there can be no absolute assurance that all of the Company's internal systems will continue to operate properly.

   The Company does not conduct any of its purchase transactions through computer systems that interface directly with suppliers. However, the Company has initiated a formal assessment of its significant suppliers to determine the extent to which the Company would be vulnerable if those third parties fail to remedy Year 2000 issues. To date, the Company has received written responses from most of its suppliers. The Company has evaluated these responses and has determined that all critical suppliers have prepared for the Year 2000.

   The Company currently has no material systems that interface directly with its customers. The Company's large customers will likely be new customers due to the project nature of its business. However, as a global company that operates in many different countries, some of which may not be addressing the Year 2000 problem as aggressively as the United States, there can be no assurances that future customers systems will continue to operate properly. Moreover, because markets for the Company's products are dependent on third parties, such as wireless local loop network providers, management cannot fully assess the impact that the Year 2000 problem will have on future sales.

   The Company has reviewed each of its product lines and has determined that its products will operate properly in the Year 2000 and beyond. However, for some industries, the Company's products are integrated with other companies' products and sold as combined product, by other companies. There can be no assurances that such combined products, current and future, will continue to operate properly.

   The cost of the Company's efforts to prepare for the Year 2000 was approximately $100,000, of which approximately 50% was incurred during the fiscal year 1999. Management will continue to monitor this issue, particularly the possible impact of third-party Year 2000 compliance on the Company's operations.

   Management believes that it properly prepared for the Year 2000. Because it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company is adversely affected by Year 2000 problems. As of February 14, 2000, the Company has not experienced any significant Year 2000 issues relating to the procurement, production, sales or support of the Company's products. The Company believes that it may take several months to determine the impact of the Year 2000, if any, on its customers or suppliers.

   Outlook

   The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

   Based upon observed trends, the Company believes that the market for FWTs will experience substantial growth over the next five years. Nearer term prospects should enable the Company to grow, but at more modest rates. The Company has identified significant near term opportunities in Brazil, China, Dominican Republic, Mexico, Malaysia, Egypt and the USA. Each of these markets will develop at a different pace, and the sales cycle for these regions are likely to be several months or quarters, but market indications are positive. The Company is well positioned with a wide range of products to capitalize on these market opportunities.

   In order to enhance its ability to capitalize upon opportunities in the FWT market, the Company in recent years has established strategic relationships with a variety of telecommunications vendors, including Motorola, Lucent, Alcatel, Qualcomm, Ericsson and Nokia. Through these relationships, the Company seeks to market its technology in conjunction with the offerings of these larger vendors, in order to provide an integrated solution to the customer's needs.

   Statements contained in this filing, other than historical statements, consist of forward-looking information. The Company's actual results may vary considerably from those discussed in the Outlook section and elsewhere in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the Company's revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to the Company's Form 10-K for the period ended September 30, 1999, include the risk that technological change could render the Company's technology obsolete, unfavorable economic conditions could lead to lower sales of products, the risk of litigation, the Company's ability to develop new products, the Company's dependence on contractors and Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, the effects of control by existing shareholders, the effect of changes in management, intense industry competition and uncertainty in the development of wireless service generally.

   Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   In 1998, the Company received 300,000 shares of common stock of ORA Electronics, Inc. (ORA stock) in connection with the settlement of litigation. ORA stock is traded on Nasdaq's Over The Counter (OTC) system. Although ORA stock is subject to price fluctuations associated with all securities that are traded on the OTC system, the Company had the right to receive additional shares of ORA stock to ensure the fair market value of the settlement consideration received in stock is equivalent to $1.5 million on February 1, 2000. On February 1, 2000, the Company did not receive additional shares of ORA stock necessary to increase the fair market value of ORA stock received by the Company to $1,500. The Company is currently attempting to renegotiate with ORA for the additional shares of ORA stock.

   The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest available on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of December 31, 1999.

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

   Item 2.   CHANGES IN SECURITIES AND RECENT SALES OF UNREGISTERED
   SECURITIES

   Changes in Securities

   Under the terms of the Loan, the Company is prohibited from paying cash dividends during the term of the Loan.

   Recent Sales of Unregistered Securities

   During the three months ended December 31, 1999, the Company issued 43,485 shares of Common Stock valued at $87,521 to the law of firm of Hamman and Benn for legal services. During the three months ended December 31, 1999, the Company issued 3,586 shares of Common Stock valued at $6,724 to the law of firm of Bellows and Bellows for legal services. These issuances were exempt from registration pursuant to
   Section 4(2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

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

       3.4   Amendment No. 3 to Certificate    Filed as Exhibit 3.4 to Form
             of Incorporation                  10-Q filed February 16, 1999

       3.5   Amendment No. 4 to Certificate    Filed as Exhibit 3.5 to Form
             of Incorporation                  10-Q filed February 16, 1999

       3.6   By-Laws                           Filed as Exhibit 3.4 to the
                                               Registration Statement

       4.3   Certificate of Designations,      Filed as Exhibit 99.2
             Preferences, and Rights of        Form 8-K filed
             Series A Convertible Preferred    April 25, 1997
             Stock

       4.5   Loan agreement with Wells Fargo   Filed herewith
             Business

       4.6   Stock Purchase Warrant with       Filed herewith
             Wells Fargo Business

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

      10.5   Appointment of Larry J. Ford      Filed as Exhibit 10.2
                                               to Form 10-Q filed
                                               May 1, 1995

      10.6   Option Agreement with Motorola    Filed as Exhibit 10.6
             dated November 10, 1995           to Form 10-K filed
                                               December 26, 1996(1)

      10.7   Amendment No. 1 dated September   Filed as Exhibit 10.7
             24, 1996 to Option Agreement      to Form 10-Q filed
             with Motorola                     August 13, 1999 (1)

      10.8   Amendment No. 2 dated April 30,   Filed as Exhibit 10.8
             1999 to Option Agreement with     to Form 10-Q filed
             Motorola                          August 13, 1999 (1)

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

     10.11   Amendment No 4 to Patent Cross    Filed as Exhibit 10.11
             License Agreement between         to Form 10-Q filed
             Motorola, Inc. and the Company    August 13, 1999 (1)
             dated May 3, 1999

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

     10.25   Employment Agreement with Daniel  Filed as Exhibit 10.22
             D. Giacopelli                     to Form 10-Q filed
                                               February 13, 1998

     10.27   OEM Equipment Purchase Agreement  Filed as Exhibit 10.27
             for WAFU dated April 30, 1999     to Form 10-Q filed
                                               August 13, 1999 (1)

        11   Statement regarding computation   Filed herewith
             of per share earnings

        27   Financial data schedule           Filed herewith

        99   Cautionary Statements Pursuant    Filed as Exhibit 99
             to the Securities Litigation      to Form 10-K filed
             Act of 1995                       December 30, 1999

       (1) Confidential treatment granted with respect to redacted portions of documents.

  (b)  Reports on Form 8-K

       The Company did not file any report on Form 8-K during the three months ended December 31, 1999.


                              SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         Telular Corporation



          Date    February 14, 1999        By:  /s/ Jeffrey L. Herrmann
                  -----------------        -----------------------------
                                           Jeffrey L. Herrmann
                                           Executive Vice President
                                           & Chief Operating Officer


          Date    February 14, 1999         /s/ James J. Reiman
                  -----------------         -------------------------
                                            James J. Reiman
                                            Chief Accounting Officer
                                            & Corporate Controller

                                  Exhibit Index


      Number  Description                      Reference
      ------  ----------------------------     -----------------------------
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

       3.4   Amendment No. 3 to Certificate    Filed as Exhibit 3.4 to Form
             of Incorporation                  10-Q filed February 16, 1999

       3.5   Amendment No. 4 to Certificate    Filed as Exhibit 3.5 to Form
             of Incorporation                  10-Q filed February 16, 1999

       3.6   By-Laws                           Filed as Exhibit 3.4 to the
                                               Registration Statement

       4.3   Certificate of Designations,      Filed as Exhibit 99.2
             Preferences, and Rights of        Form 8-K filed
             Series A Convertible Preferred    April 25, 1997
             Stock

       4.5   Loan agreement with Wells Fargo   Filed herewith
             Business

       4.6   Stock Purchase Warrant with       Filed herewith
             Wells Fargo Business

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

      10.5   Appointment of Larry J. Ford      Filed as Exhibit 10.2
                                               to Form 10-Q filed
                                               May 1, 1995

      10.6   Option Agreement with Motorola    Filed as Exhibit 10.6
             dated November 10, 1995           to Form 10-K filed
                                               December 26, 1996(1)

      10.7   Amendment No. 1 dated September   Filed as Exhibit 10.7
             24, 1996 to Option Agreement      to Form 10-Q filed
             with Motorola                     August 13, 1999 (1)

      10.8   Amendment No. 2 dated April 30,   Filed as Exhibit 10.8
             1999 to Option Agreement with     to Form 10-Q filed
             Motorola                          August 13, 1999 (1)

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

     10.11   Amendment No 4 to Patent Cross    Filed as Exhibit 10.11
             License Agreement between         to Form 10-Q filed
             Motorola, Inc. and the Company    August 13, 1999 (1)
             dated May 3, 1999

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

     10.25   Employment Agreement with Daniel  Filed as Exhibit 10.22
             D. Giacopelli                     to Form 10-Q filed
                                               February 13, 1998

     10.27   OEM Equipment Purchase Agreement  Filed as Exhibit 10.27
             for WAFU dated April 30, 1999     to Form 10-Q filed
                                               August 13, 1999 (1)

        11   Statement regarding computation   Filed herewith
             of per share earnings

        27   Financial data schedule           Filed herewith

        99   Cautionary Statements Pursuant    Filed as Exhibit 99
             to the Securities Litigation      to Form 10-K filed
             Act of 1995                       December 30, 1999

       (1) Confidential treatment granted with respect to redacted portions of documents.