Form 10-Q
period 2000-03-31
TELULAR CORP
filed 2000-05-15
CIK 915324

United States
		       Securities and Exchange Commission
			     Washington, D.C. 20549

				   FORM 10-Q


	  [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

		 For the Quarterly Period Ended March 31, 2000.

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


	       Yes  X                          No

  The number of shares outstanding of the Registrant's common stock, par value $.01, as of March 31, 2000, the latest practicable date, was 12,490,412 shares.

			      TELULAR CORPORATION
				     Index




  Part I - Financial Information                                      Page No.

  Item 1.  Financial Statements:

	     Consolidated Balance Sheets
	      March 31, 2000 (unaudited) and September 30, 1999              3

	     Consolidated Statements of Operations (unaudited)
	      Three Months Ended March 31, 2000 and
	      March 31, 1999                                                 4

	     Consolidated Statements of Operations (unaudited)
	      Six Months Ended March 31, 2000 and
	      March 31, 1999                                                 5

	     Consolidated Statement of Stockholders' Equity (unaudited)
	      Period from September 30, 1999 to
	      March 31, 2000                                                 6

	     Consolidated Statements of Cash Flows (unaudited)
	      Six Months Ended March 31, 2000 and
	      March 31, 1999                                                 7

	     Notes to the Consolidated Financial Statements                  8

  Item 2.  Management's Discussion and Analysis of Financial
	    Condition and Results of Operations                              11

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk 14

  Part II - Other Information

  Item 1.  Legal Proceedings                                                 15

  Item 2.  Changes in Securities and Recent Sales of Unregistered Securities 15

  Item 4.  Submission of Matters to a Vote of Security Holders               15

  Item 6.  Exhibits and Reports on Form 8-K                                  16

  Signatures                                                                 19

  Exhibit Index                                                              20


                              TELULAR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                      March 31,  September 30,
                                                         2000         1999
                                                      ------------ -------------
                                                      (Unaudited)
  ASSETS
    Current assets:
      Cash  and cash equivalents                      $  22,601     $   9,972
      Short-term investment                                 900             0
      Receivables:
        Trade, net of allowance for doubtful accounts
          of $150 and $103 at March 31, 2000
        and September 30, 1999, respectively              6,501         6,670
      Related parties                                       531           483
                                                      ------------  ------------
                                                          7,032         7,153
      Inventories, net                                    6,439         8,770
      Prepaid expenses and other current asset              175           502
                                                      ------------  ------------
    Total current assets                                 37,147        26,397
    Property and equipment, net                           4,743         5,202
    Other assets:
      Excess of cost over fair value of net assets
       acquired, less accumulated amortization of
       $1,563 and $1,303 at March 31, 2000 and
       September 30, 1999, respectively                   3,332         3,592
      Intangible assets, less accumulated amortization
       of $1,095 and $1,089 at March 31, 2000 and
       September 30, 1999                                     0             6
      Long-term investment                                    0            66
      Deposits and other                                    213            65
                                                      ------------  ------------

                                                      $  45,435     $  35,328
                                                      ============  ============

  LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable:
       Trade                                          $   2,215     $   2,450
       Related parties                                    1,274         1,738
      Accrued liabilities                                 1,639         3,092
                                                     ------------  ------------
    Total current liabilities                             5,128         7,280

    Long-term debt                                        2,059             0

    Commitments and contingencies                             0             0
                                                     ------------  ------------
    Total liabilities                                     7,187         7,280
                                                     ------------  ------------
    Redeemable Preferred Stock:
      Series A convertible preferred stock, $.01 par
      value; $12,775 liquidation preference at
      September 30, 1999; 21,000 shares authorized
      at March 31, 2000 and September 30, 1999; no
      shares outstanding at March 31, 2000, and
      11,350 shares outstanding at September 30, 1999.        0        13,057

    Stockholders' Equity:
      Preferred stock $.01 par value; 9,979,000
       shares authorized at March 31, 2000 and
       September 30, 1999; none outstanding                   0             0
      Common stock;  $.01 par value; 75,000,000
       shares authorized; 12,490,412 and 9,563,004
       outstanding at March 31, 2000 and
       September 30, 1999, respectively                     125            97
      Additional paid-in capital                        148,375       123,730
      Deficit                                          (110,702)     (106,845)
      Accumulated other comprehensive income/(loss)         450          (384)
      Treasury stock, no shares on March 31, 2000 and
      140,000 shares on September 30, 1999, at cost           0        (1,607)
                                                      ------------  ------------
      Total stockholders' equity                         38,248        14,991
                                                      ------------  ------------
    Total liabilities, redeemable preferred stock
    and stockholders' equity                          $  45,435     $  35,328
                                                      ============  ============

				  See accompanying notes

                                TELULAR CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Dollars in thousands, except share data)
                                    (Unaudited)


                                               Three Months Ended March 31,
                                                      2000        1999
                                                 -----------  ----------
     Net product sales to unrelated parties      $    8,220   $   7,031
     Net product sales to related parties                 0         248
                                                 -----------  ----------
     Total net product sales                          8,220       7,279

     Royalty and royalty settlement revenue           1,434       1,083
                                                 -----------  ----------
     Total revenue                                    9,654       8,362

     Cost of sales                                    6,877       5,848
                                                 -----------  ----------
                                                      2,777       2,514

     Engineering and development expenses             1,475       1,651
     Selling and marketing expenses                   1,706       1,821
     General and administrative expenses              1,028         920
     Provision for doubtful accounts                     24          25
     Amortization                                       130         194
                                                  -----------  ----------
     Loss from operations                            (1,586)     (2,097)

     Other income/(expense)                             111          99
                                                  -----------  ----------
     Net loss                                    $   (1,475)  $  (1,998)
                                                  ===========  ==========

     Less: Cumulative dividend on redeemable
           on preferred stock                             0        (186)
                                                  -----------  ----------
     Net loss applicable to common shares        $   (1,475)  $  (2,184)
                                                  ===========  ==========

     Basic and diluted net loss per common share $    (0.12)  $   (0.25)
                                                  ===========  ==========
     Weighted average number
     of common shares outstanding                 12,048,474   8,793,923
                                                  ===========  ==========

                           TELULAR CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except share data)
                              (Unaudited)


                                                Six Months Ended March 31,
                                                     2000        1999
                                                  ----------  ----------
     Net product sales to unrelated parties      $   17,070   $  15,243
     Net product sales to related parties                 0         248
                                                  ----------  ----------
     Total net product sales                         17,070      15,491

     Royalty and royalty settlement revenue           1,605       1,083
                                                  ----------  ----------
     Total revenue                                   18,675      16,574

     Cost of sales                                   14,041      12,268
                                                  ----------  ----------
                                                      4,634       4,306

     Engineering and development expenses             2,755       3,019
     Selling and marketing expenses                   3,449       3,848
     General and administrative expenses              2,096       1,877
     Provision for doubtful accounts                     48          50
     Amortization                                       259         441
                                                  ----------  ----------
     Loss from operations                            (3,973)     (4,929)

     Other income/(expense)                             144         244
                                                  ----------  ----------
     Net loss                                     $  (3,829)  $  (4,685)
                                                  ==========  ==========

     Less: Cumulative dividend on redeemable
                  on preferred stock                    (28)       (381)
                                                  ----------  ----------
     Net loss applicable to common shares         $  (3,857)  $  (5,066)
                                                  ==========  ==========

     Basic and diluted net loss per common share  $   (0.33)  $   (0.58)
                                                  ==========  ==========
     Weighted average number
     of common shares outstanding                 11,683,241   8,730,904
                                                  ==========  ==========

			     See accompanying notes

				  Telular Corporation

		    Consolidated Statements of Stockholders' Equity
				 (Dollars in thousands)
				      (Unaudited)

								 Accumulated
					    Additional              Other                  Total
			   Preferred Common   Paid-in           Comprehensive Treasury Stockholder's
			     Stock    Stock   Capital   Deficit Income/(Loss)  Stock     Equity
			   --------- ------ ---------- --------- ----------- --------- ------------
  Balance at September 30, 1999  $ 0   $ 97  $123,730  $(106,845)      $(384)  $(1,607) $ 14,991
  Comprehensive income/(loss):
   Net loss for period from
   October 1, 1999 to March
   31, 2000                        0      0         0     (3,829)          0         0    (3,829)
  Other comprehensive income
   Unrealized gain on investments  0      0         0          0         834         0       834
                                                        											---------
  Comprehensive income                                                                    (2,995)
                                                        											---------
  Common stock and warrants
  issued in private placement      0      4     9,645          0           0         0     9,649

  Deferred compensation related
  to stock options                 0      0        70          0           0         0        70

  Stock options exercised          0      3     1,568          0           0     1,607     3,178

  Stock and warrants issued
  in connection with services
  and compensation                 0      0       297          0           0         0       297

  Conversion of preferred stock
  to common stock                  0     21    13,065          0           0         0    13,086

  Cumulative dividend on
  redeemable preferred stock       0      0         0        (28)          0         0       (28)
                              --------- ------  ---------  --------- ----------  --------  ---------
 Balance at March 31, 2000         0    125   148,375   (110,702)        450         0    38,248
                              ========= ======  =========  ========= ==========  ========  =========

 See accompanying notes.

                             TELULAR CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                              (Unaudited)



                                                  Six Months Ended March 31,
                                                        2000          1999
                                                   ----------    ----------
  Operating Activities:
  Net loss                                         $  (3,829)    $  (4,685)
  Adjustments to reconcile net loss to
  net cash used in operating activities
      Depreciation                                       955           776
      Amortization                                       266           441
      Inventory obsolescence expense                     484           150
      Compensation expense related to
       stock options and grants                           70           135
      Common stock issued for services
       and compensation                                  100            90
      Changes in assets and liabilities:
          Trade receivables, net                        (362)       (1,550)
          Related parties receivables, net               483           833
          Inventories                                  1,847            21
          Prepaid expenses, deposits and other           377           194
          Trade accounts payable                        (235)        1,035
          Related parties accounts payable              (464)         (894)
          Accrued liabilities                         (1,453)       (1,326)
                                                   ----------    ----------
  Net cash used in operating activities               (1,761)       (4,780)

  Investing Activities:
  Acquisition of property and equipment                 (496)         (959)
                                                   ----------    ----------
  Net cash used in investing activities                 (496)         (959)
                                                   ----------    ----------

  Financing Activities:
  Proceeds from the issuance of common stock          12,827             0
  Borrowings, net                                      2,059             0
                                                   ----------    ----------
  Net cash provided by financing activities           14,886             0
                                                   ----------    ----------

  Net increase/(decrease) in
  cash and cash equivalents                           12,629        (5,739)

  Cash and cash equivalents, beginning of period       9,972        19,854
                                                   ----------    ----------
  Cash and cash equivalents, end of period         $  22,601     $  14,115
                                                   ==========    ==========

			   See accompanying notes

			      TELULAR CORPORATION
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
				 MARCH 31, 2000
				  (Unaudited)

  1.   Basis of Presentation

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
       10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

  2.   Comprehensive Income

       On October 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income"
       (SFAS No. 130). Comprehensive income is defined by SFAS No. 130 as net income plus other comprehensive income, which, under existing accounting standards includes foreign currency items, minimum pension liability and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is reported by the Company in the consolidated statement of changes in stockholders' equity.

  3.   Inventories

       The components of inventories consist of the following (000's):


                                                March 31,       September 30,
                                                    2000               1999
                                                        (unaudited)
       Raw materials                              $ 3,237           $ 3,873
       Finished goods                               3,686             5,481
                                                   -------           -------
                                                    6,923             9,354
                                                   -------           -------
       Less: Reserve for obsolescence                 484               584
                                                   -------           -------
                                                  $ 6,439           $ 8,770
                                                   =======           =======

  4.   Revolving Line of Credit

       On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5 million (the Loan). Borrowings under the Loan are subject to borrowing base requirements and other restrictions. At March 31, 2000, the Company had approximately

       $3.9 million of available borrowings under the Loan, of which $2.1 million was outstanding. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003. The Loan carries interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells. The strike price for the Warrants is $16.29 per share. The value of the warrants was accounted for as deferred financing costs, included in other assets, and recorded at $197,000, the fair value of the financing fees.

  5.   Issuance of Common Stock

       On March 3, 2000, the Company issued 444,444 shares of Common Stock for $9,549,000 which is net of issuance cost of $451,000, including $100,000 of Common Stock to be issued to the Company's placement agent. The Common Stock was issued to investors under the provisions of Regulation D of the United States Securities Act of 1933, as amended. In connection with this financing, the Company issued 395,907 shares of Common Stock Warrants to investors and the placement agent. The strike prices for the Warrants range from $12.27 per share to $29.25 per share. The fair value of these warrants of $1,643,000, determined using the Black-Scholes method was included in additional paid in capital.

  6.   Segment Disclosures

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

       Export sales of fixed wireless terminals represent 81% and 73% of total fixed wireless net product sales for the first six months of fiscal year 2000 and 1999, respectively.

       Export sales of security products were insignificant for the first six months of fiscal year 2000 and 1999.

						                                         Period ending
						                                         	 March 31,
						                                      2000           1999

	  Fixed Wireless Terminals                13,496         11,302
	  Security Products                        5,179          5,272
                                   						  ------         ------
						                                     18,675         16,574

	  Loss From Operations (000's)
	  Revenue (000's)
	    Fixed Wireless Terminals              (2,638)        (4,630)
	    Security Products                     (1,335)          (299)
                                   						  -------        -------
						                                     (3,973)        (4,929)

       For the first six months of fiscal year 2000, one customer located in Dominican Republic accounted for 47% of fixed wireless terminal net product sales and two customers, both located in the USA, accounted for 20% and 16% of the security products net product sales. For the first six months of fiscal year 1999, two customers from Mexico and the USA, accounted for 30% and 14% respectively, of the fixed wireless terminal net product sales and one customer, located in the U.S. accounted for 36% of the security products net product sales.

  7.   Redeemable Preferred Stock

       During the year ending September 30, 1997, the Company issued 20,000 shares (10,000 shares on April 16, 1997 and 10,000 shares on June 6,
       1997) of Series A Convertible Preferred Stock (the Preferred Stock) for $18,375 which is net of issuance cost of $1,200. The Preferred Stock included the equivalent of a 5% annual stock dividend. On October 15, 1999, the final 11,350 shares of Preferred Stock automatically converted into 2,146,540 shares of common stock (the Mandatory Conversion). On October 18, 1999, the previous holders of the Preferred Stock notified the Company that they disagree with the conversion formula the Company used to process the Mandatory Conversion. In Form SC-13G filings with the Securities and Exchange Commission, the previous holders noted that based upon their interpretation of the Mandatory Conversion formula, they are entitled to an aggregate of 4,247,834 additional shares of the Company's common stock. The Company believes that it processed the conversion correctly and that the claim by previous holders of Preferred Stock is unfounded.

  8.   Contingencies

       In 1998, the Company reached settlement in its patent infringement case against ORA Electronics, Inc. (ORA) and received the following from
       ORA: $500,000 in cash, a $1,000,000 promissory note payable through February 1, 2000, 300,000 shares of ORA Electronics, Inc. common stock (ORA stock) with a fair market value of $450,000, and the right to receive additional shares of ORA stock to ensure the fair market value received in stock is equivalent to $1,500,000 on February 1, 2000. On February 18, 2000 the Company agreed to defer its right to receive additional shares of ORA stock to February 1, 2002, and received the right to sell the shares of ORA stock currently held by the Company. On February 23, 2000, the Company received the final balloon payment of $250,000 pursuant to the promissory note from ORA.

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	  CONDITION AND RESULTS OF OPERATIONS

  Overview

  The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment (CPE) with cellular-type transceivers for use in wireless communication networks in the Cellular and PCS bands. Applications of the Company's technology include fixed wireless telecommunications as a primary access service where wireline systems are unavailable, unreliable or uneconomical, as well as wireless backup systems for wireline telephone systems and wireless security and alarm monitoring signaling (WAS). The Company's principal product lines are:
  PHONECELLr, a line of fixed wireless terminals (FWTs), and TELGUARDr, a line of WAS products.

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

  Results of Operations

  Second quarter fiscal year 2000 compared to second quarter fiscal year 1999

  Net Product Sales. Net product sales of $8.2 million for the three months ended March 31, 2000 increased 13% from $7.3 million for the three months ended March 31, 1999. Sales of FWTs increased 23% from $4.7 million during the second quarter fiscal year 1999 to $5.8 million during the same quarter fiscal year 2000, primarily due to increased shipments to the Dominican Republic. The sale of WAS products decreased 4% from $2.6 million during the three months ended March 31, 1999 to $2.5 million during the three months ended March 31, 2000.

  Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased 32% from $1.1 million during the second quarter of fiscal year 1999 to $1.4 million during the same quarter of fiscal year 2000. The 1999 fiscal year amount includes $1.0 million in royalty settlement revenue from Motorola. The 2000 fiscal year amount includes $1.0 million of royalty revenue from Andrew Corporation. The $0.3 million increase in total royalty and royalty settlement revenue during fiscal year 2000 compared to fiscal year 1999 is due to increased royalties from Motorola.

  Engineering and Development Expenses. Engineering and development expenses of $1.5 million during the second quarter of fiscal year 2000 decreased approximately 11% from the same quarter of fiscal year 1999. In fiscal year 1999 the Company was completing its efforts to transition its product lines from primarily analog-based products to primarily digital-based products.

  Consequently, engineering and development expenses for several quarters, including the second quarter of fiscal year 1999, were larger than usual. Beginning in its third quarter of fiscal year 1999 and continuing through the second quarter of fiscal year 2000, the Company has reduced its engineering and development expenses to more usual levels, primarily through reductions in material costs and contracted engineering services.

  Selling and Marketing Expenses. Selling and marketing expenses of $1.7 million for second quarter of fiscal year 2000 decreased 6% compared to the second quarter of fiscal year 1999. The decrease is primarily due to a reduction in product introduction expenses during the second quarter of fiscal year 2000 compared to the same period of last fiscal year (see Engineering and Development Expenses above).

  General and Administrative Expenses (G&A). G&A for the second quarter of fiscal year 2000 increased 12% compared to the same quarter of fiscal year 1999. The increase relates to legal fees for patent defense in New Zealand.

  Amortization. Amortization expense decreased 33% during the second quarter of fiscal year 2000 compared to the second quarter fiscal year ended 1999 due to certain intangible assets which became fully amortized during fiscal year 1999.

  Net loss. The Company recorded a net loss of $1.5 million for the second quarter of fiscal year 2000 compared to a net loss of $2.0 million for the second quarter of fiscal year 1999. Earnings per share increased 48% during the second quarter of fiscal year 2000, from net loss per share of $0.23 for the second quarter of fiscal year 1999 to a net loss per share of $0.12 for the second quarter of fiscal year 2000.

  Net loss applicable to common shares. A net loss of $1.5 million, or $0.12 per share, for the second quarter of fiscal year 2000 compares to a net loss of $2.2 million, or $0.25 per share, after giving effect to the cumulative preferred stock dividend of $0.2 million for the second quarter of fiscal year 1999.

  First half fiscal year 2000 compared to first half fiscal year 1999

  Net Product Sales. Net product sales of $17.1 million for the six months ended March 31, 2000 increased 10% from $15.5 million for the six months ended March 31, 1999. Sales of FWTs increased 16% from $10.2 million during the first half of fiscal year 1999 to $11.9 million during the same period of fiscal year 2000. The sale of WAS products decreased 2% from $5.3 million during the six months ended March 31, 1999 to $5.2 million during the six months ended March 31, 2000.

  Royalty and Royalty Settlement Revenue . Royalty and royalty settlement revenue increased 48% from $1.1 million during the first half of fiscal year 1999 to $1.6 million during the same period of fiscal year 2000. The fiscal year 1999 amount includes $1.0 million in royalty settlement revenue from Motorola. The fiscal year 2000 amount includes $1.0 million of royalty revenue from Andrew Corporation. The $0.5 million increase in total royalty and royalty settlement revenue during fiscal year 2000 compared to fiscal year 1999 is due to increased royalties from Motorola.

  Engineering and Development Expenses . Engineering and development expenses of $2.8 million during the first six months of fiscal year 2000 decreased approximately 9% from the first six months of fiscal year 1999. In fiscal year 1999 and prior the Company had increasing engineering and development expenses as a result of efforts to bring several new lower cost products and a wider range of products to market. Many new products were completed and introduced to market during that year, and therefore the Company has reduced engineering and development expenses, primarily through reductions in material costs and contracted engineering services.

  Selling and Marketing Expenses. Selling and marketing expenses for the first half of fiscal year 2000 decreased 10% or $0.4 million compared to the same period of fiscal year 1999. The decrease is primarily due to a reduction in product introduction expenses during the first six months of fiscal year 2000 compared to the same period of last fiscal year (see Engineering and Development Expenses above).

  General and Administrative Expenses (G&A). G&A for the first half of fiscal year 2000 increased 12% compared to the first half of fiscal year 1999. The increase relates to legal fees for patent defense in New Zealand.

  Other Income. Other income during the first half of fiscal year 2000 decreased by $0.1 million compared to the same period of fiscal 1999. The decrease is primarily due to lower interest income, as a result of lower average cash balances during the first half of fiscal year 2000 compared to the same period of fiscal year 1999, and the addition of interest expense on the new revolving line of credit for the first half of fiscal year 2000.

  Net loss. The Company recorded a net loss of $3.8 million for the first half of fiscal year 2000 compared to a net loss of $4.7 million for the first half of fiscal year 1999. Earnings per share increased 39% during the first half of fiscal year 2000, from net loss per share of $0.54 for the first half of fiscal year 1999 to a net loss per share of $0.33 for the first half of fiscal year 2000.


  Net loss applicable to common shares. After giving effect to the cumulative preferred stock dividend of $28 for the first half of fiscal year 2000, net loss applicable to common shares of $3.9 million or $0.33 per share compares to a net loss of $5.1 million or $0.58 per share in the first half of fiscal year 1999.

  Liquidity and Capital Resources

  On March 31, 2000, the Company had $22.6 million in cash and cash equivalents with a working capital surplus of $32.0 million.

  The Company used $1.8 million of cash for operating activities during the first half of fiscal year 2000 compared to $4.8 million used during the same period of fiscal year 1999. The decrease in cash used for operations is primarily due to a reduction in inventory and accounts receivable. Cash used for capital spending was $0.5 million during the first half of fiscal year 2000, compared to $1.0 million during the same period of fiscal year 1999. Cash generated from financing activities for the first half of fiscal year 2000 of $14.9 million relates to proceeds from the issuance of common stock and borrowings under the credit facility. There was no cash activity from financing activities during the first half of fiscal year 1999.

  On March 3, 2000, the Company issued 444,444 shares of Common Stock for $9,549,000 which is net of issuance cost of $451,000, including $100,000 of Common Stock to be issued to the Company's placement agent. The Common Stock was issued to investors under the provisions of Regulation D of the United

  States Securities Act of 1933, as amended. Management expects to register the Common Stock for resale under the Securities Act of 1933, as amended, during its third fiscal quarter of 2000. In connection with this financing, the Company issued 395,907 shares of Common Stock Warrants to investors and the placement agent. The strike prices for the Warrants range from $12.27 per share to $29.25 per share. The fair value of these warrants of $1,643,000, determined using the Black-Scholes method was included in additional paid in capital. This financing also provides the investors with the right, but not the obligation to a one day purchase of up to 177,746 additional shares at a price of $28.13 per share. Upon such a purchase the investors would also receive up to an additional 50,000 shares of Common Stock Warrants.

  On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5 million (the Loan). Borrowings under the Loan are subject to borrowing base requirements and other restrictions. At March 31, 2000, the Company had approximately $3.9 million of available borrowings under the Loan, of which $2.1 million was outstanding. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003. The Loan carries interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells. The strike price for the Warrants is $16.29 per share. The value of the warrants was accounted for as deferred financing costs, included in other assets, and recorded at $197,000, the fair value of the financing fees.

  The Company expects to use the proceed from its recent equity financing and borrowings under the Loan to fund working capital requirements, to fund future product development efforts and to sustain significant levels of cash reserves which are required to qualify for large sales opportunities.

  Based upon its current operating plan, the Company believes its existing capital resources should enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The amount of royalty income from the Company's licensees is unpredictable, but could have an impact on the Company's actual cash flow.

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


  Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  In 1998, the Company received 300,000 shares of ORA Electronics, Inc. common stock (ORA stock) in connection with the settlement of litigation. ORA stock is traded on Nasdaq's Over The Counter (OTC) system. Although ORA stock is subject to price fluctuations associated with all securities that are traded on the OTC system, the Company has the right to receive additional shares of ORA stock to ensure the fair market value of the settlement consideration received in stock is equivalent to $1.5 million on February 1, 2002.

  The Company frequently invests available cash and cash equivalents in short term instruments such as: certificates of deposit, commercial paper and money market accounts. Although the rate of interest available on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of March 31, 2000.

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

  PART II - OTHER INFORMATION

  Item 1. LEGAL PROCEEDINGS

  In 1997, the Company filed suit in New Zealand against Industrial Communications Service Limited (ICS) to prevent the infringement of its New Zealand patents. On March 1, 2000, the High Court in New Zealand entered a Final Order permanently enjoining ICS from making, using, selling or otherwise disposing of its infringing product or any other products which infringe any of the Company's New Zealand Patents in New Zealand and wherever the Company has equivalent patents worldwide.

  Item 2. CHANGES IN SECURITIES AND RECENT SALES OF UNREGISTERED SECURITIES

  Changes in Securities

  Under the terms of the Loan and Security Agreement with Wells Fargo Business Credit Inc., the Company is prohibited from paying dividends during the term of the loan.

  Recent Sales of Unregistered Securities

  On March 3, 2000, the Company issued 444,444 shares of Common Stock for $9,549,000 which is net of issuance cost of $451,000, including $100,000 of Common Stock to be issued to the Company's placement agent. The Common Stock was issued to investors under the provisions of Regulation D of the United States Securities Act of 1933, as amended. Management expects to register the Common Stock for resale under the Securities Act of 1933, as amended, during its third fiscal quarter of 2000. In connection with this financing, the Company issued 395,907 shares of Common Stock Warrants to investors and the placement agent. The strike prices for the Warrants range from $12.27 per share to $29.25 per share. This financing also provides the investors with the right, but not the obligation to a one day purchase of up to 177,746 additional shares at a price of $28.13 per share. Upon such a purchase the investors would also receive up to an additional 50,000 shares of Common Stock Warrants.

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's Annual Meeting of Shareholders was held on January 25, 2000. The number of shares issued and outstanding and entitled to vote was 11,709,544. There were present at said meeting, in person or by proxy, shareholders holding 10,064,248 shares of common stock, that is 86% of the stock outstanding, and entitled to vote, which constituted a quorum.

  The only matter voted upon was the election of the Board of Directors. The directors elected were as follows:

                                   					     For                   Withheld
  John E. Berndt                          10,021,766                42,482
  William L. DeNicolo                     10,021,192                43,056
  Larry J. Ford                           10,022,339                41,909
  Daniel D. Giacopelli                    10,021,127                43,121
  Richard D. Haning                       10,022,489                41,759
  Kenneth E. Millard                      10,018,929                45,319
  Mark R. Warner                          10,022,339                41,909

  All nominees for Director were elected.

  Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits (listed by number according to Exhibit table of Item 601 in Regulation S-K)


       Number Description                       Reference
       ------ -----------                       ------------------------------

       	3.1   Certificate of Incorporation      Filed as Exhibit 3.1 to
					        	Registration Statement
					        	No. 33-72096 (the Registration
					        	Statement)

       	3.2   Amendment No. 1 to Certificate    Filed as
	             of Incorporation                  Exhibit 3.2 to
					        	the Registration
					        	Statement

       	3.3   Amendment No. 2 to Certificate    Filed as
	             of Incorporation                  Exhibit 3.3 to
					        	the Registration
					        	Statement

       	3.4   Amendment No. 3 to Certificate    Filed as
	             of Incorporation                  Exhibit 3.4 to
					        	Form 10-Q filed
					        	February 16, 1999

       	3.5   Amendment No.4 to Certificate     Filed as
	             of Incorporation                  Exhibit 3.5 to
					        	Form 10-Q filed
					        	February 16, 1999

       	3.6   By-Laws                           Filed as
					        	Exhibit 3.4 to
						        the Registration
					        	Statement

       	4.1   Loan Agreement with LaSalle       Filed as Exhibit
	             National Bank and Amendment       4.1 to Form 10-K
	             thereto                           filed December 27, 1995

       	4.2   Debenture Agreements dated        Filed as Exhibit
	             December 11, 1995                 4.2 to Form 10-K
					        	filed December  27, 1995

       	4.3   Certificate of Designations,      Filed as Exhibit 99.2
	             Preferences, and Rights of        Form 8-K filed
	             Series A Convertible Preferred    April 25, 1997
       	      Stock

       	4.4   Loan and Security Agreement       Filed as Exhibit 4.2 to
	             with Sanwa Business Credit        Form 10-Q filed
	             Corporation                       August 14, 1997

       10.1   Consulting Agreement with         Filed as Exhibit
	             William L. De Nicolo              10.1 to the
					        	Registration Statement

       10.2   Employment Agreement with         Filed as Exhibit
	             Kenneth E. Millard                10.1 to Form 10-Q
					        	filed August 14, 1996

       10.3   Stock Option Agreement with       Filed as Exhibit
       	      Kenneth E. Millard                10.2 to Form 10-Q
					        	filed August 14, 1996

       10.4   Stock Purchase Agreement By       Filed as Exhibit
	             and Among Telular Corporation     10.3 to Form 10-Q
	             and TelePath Corporation (which   filed August 14, 1996
	             had changed its name to Wirelss
	             Domain, Incorporated)

       10.5   Appointment of Larry J. Ford      Filed as Exhibit 10.2
	        					to Form 10-Q filed
					        	May 1, 1995

       10.6   Option Agreement with Motorola    Filed as Exhibit 10.6
       	      dated November 10, 1995           to Form 10-K filed
		        				December 26, 1996(1)

       10.7   Amendment No.1 dated              Filed as Exhibit 10.7
	             September 24, 1996 to Option      to Form 10-Q filed
	             Agreement with Motorola           August 13, 1999(1)

       10.8   Amendment No.2 dated              Filed as Exhibit 10.8
       	      April 30, 1999 to Option          to Form 10-Q filed
	             Agreement with Motorola           August 13, 1999(1)

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

       10.11  Amendment No. 4 to Patent         Filed as Exhibit 10.11
	             Cross License Agreement between   to Form 10-Q filed
                     Motorola, Inc. and the Company    August 13, 1999 (1)
                     dated May 3, 1999

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

       10.13  Amended and Restated Shareholders Filed as Exhibit 10.15
	             Agreement dated November 2, 1993  to the Registration
					        	Statement(1)

       10.14  Amendment No. 1 to Amended and    Filed as Exhibit 10.24
       	      Restated Shareholders Agreement,  the Registration
	             dated January 24, 1994            Statement

       10.15  Amendment No. 2 to Amended and    Filed as Exhibit 10.5
	             Restated Shareholders Agreement,  to the Form 10-Q filed
	             dated June 29, 1995               July 28, 1995

       10.16  Amended and Restated              Filed as Exhibit 10.16
	             Registration Rights Agreement     to the Registration
	             dated November 2, 1993            Statement

       10.17  Amendment No. 1 to Amended        Filed as Exhibit 10.25
       	      and Restated Registration         to the Registration
	             Rights Agreement, dated           Statement
	             January 24, 1994

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

       10.24  Agreement and Plan of Merger      Filed as Exhibit 10.21
       	      by and among Wireless Domain      to Form 10-K filed
	             Incorporated (formerly            December 19, 1998
	             TelePath), Telular-WD
	             (a wholly-owned subsidiary of
	             Telular) and certain stockholder
	             of Wireless Domain Incorporated

       10.25  Common Stock Investment           Filed as Exhibit 4.8 to
	             Agreement dated March 3, 2000     Registration Statement on
					        	Form S-3, Registration
				        		No. 333-33810 filed
		        				March 31, 2000

       10.26  Registration Rights Agreement     Filed as Exhibit 4.9 to
	             dated March 3, 2000               Registration Statement on
				        		Form S-3, Registration
			        			No. 333-33810 filed
			        			March 31, 2000

       10.27  Employment Agreement with         Filed as Exhibit 10.22
	             Daniel D. Giacopelli              to Form 10-Q filed
			        			February 13, 1998

       10.28  Employment Agreement with         Filed as Exhibit 10.23
       	      Robert C. Montgomery              to Form 10-Q filed
				        		February 13, 1998

       10.29  OEM Equipment Purchase Agreement  Filed as Exhibit 10.27
       	      for WAFU dated April 30, 1999     to form 10-Q filed
					        	August 13, 1999 (1)

       11     Statement regarding computation   Filed herewith
       	      of per share earnings

       27     Financial data schedule           Filed herewith

       99     Cautionary Statements Pursuant    Filed as Exhibit 99 to Form
       	      to the Securities Litigation      10-K filed
	             Act of 1995                       December 20, 1999

       (1) Confidential treatment granted with respect to redacted portions of documents.


  (b)     Reports on Form 8-K

	  The Company filed one (1) report on Form 8-K during the three months ended March 31, 2000:

  (i) On March 6, 2000, the Company reported it had issued 444,444 shares of Common Stock and filed related documents.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




			  Telular Corporation



  Date    May 15, 2000      By:  /s/ Kenneth E. Millard
                            				 Kenneth E. Millard
				                             President & Chief Executive Officer



  Date    May 15, 2000           /s/ Jeffrey L. Herrmann
                            				 Jeffrey L. Herrmann
				                             Senior Vice President &
                            				 Chief Financial Officer



  Date    May 15, 2000           /s/ Robert L. Zirk
                            				 Robert L. Zirk
			                            	 Controller & Chief Accounting Officer

				 Exhibit Index

       Number Description                       Reference
       ------ -----------                       ------------------------------

       	3.1   Certificate of Incorporation      Filed as Exhibit 3.1 to
        						Registration Statement
					        	No. 33-72096 (the Registration
					        	Statement)

       	3.2   Amendment No. 1 to Certificate    Filed as
	             of Incorporation                  Exhibit 3.2 to
	        					the Registration
					        	Statement

       	3.3   Amendment No. 2 to Certificate    Filed as
	             of Incorporation                  Exhibit 3.3 to
					        	the Registration
	        					Statement

       	3.4   Amendment No. 3 to Certificate    Filed as
	             of Incorporation                  Exhibit 3.4 to
					        	Form 10-Q filed
					        	February 16, 1999

       	3.5   Amendment No.4 to Certificate     Filed as
	             of Incorporation                  Exhibit 3.5 to
					        	Form 10-Q filed
					        	February 16, 1999

       	3.6   By-Laws                           Filed as
					        	Exhibit 3.4 to
					        	the Registration
					        	Statement

       	4.1   Loan Agreement with LaSalle       Filed as Exhibit
	             National Bank and Amendment       4.1 to Form 10-K
	             thereto                           filed December 27, 1995

       	4.2   Debenture Agreements dated        Filed as Exhibit
	             December 11, 1995                 4.2 to Form 10-K
					        	filed December  27, 1995

       	4.3   Certificate of Designations,      Filed as Exhibit 99.2
	             Preferences, and Rights of        Form 8-K filed
	             Series A Convertible Preferred    April 25, 1997
	             Stock

       	4.4   Loan and Security Agreement       Filed as Exhibit 4.2 to
	             with Sanwa Business Credit        Form 10-Q filed
       	      Corporation                       August 14, 1997

       10.1   Consulting Agreement with         Filed as Exhibit
	             William L. De Nicolo              10.1 to the
        						Registration Statement

       10.2   Employment Agreement with         Filed as Exhibit
	             Kenneth E. Millard                10.1 to Form 10-Q
        						filed August 14, 1996

       10.3   Stock Option Agreement with       Filed as Exhibit
	             Kenneth E. Millard                10.2 to Form 10-Q
					        	filed August 14, 1996

       10.4   Stock Purchase Agreement By       Filed as Exhibit
	             and Among Telular Corporation     10.3 to Form 10-Q
	             and TelePath Corporation (which   filed August 14, 1996
	             had changed its name to Wirelss
	             Domain, Incorporated)

       10.5   Appointment of Larry J. Ford      Filed as Exhibit 10.2
					        	to Form 10-Q filed
        						May 1, 1995

       10.6   Option Agreement with Motorola    Filed as Exhibit 10.6
	             dated November 10, 1995           to Form 10-K filed
        						December 26, 1996(1)

       10.7   Amendment No.1 dated              Filed as Exhibit 10.7
	             September 24, 1996 to Option      to Form 10-Q filed
       	      Agreement with Motorola           August 13, 1999(1)

       10.8   Amendment No.2 dated              Filed as Exhibit 10.8
	             April 30, 1999 to Option          to Form 10-Q filed
       	      Agreement with Motorola           August 13, 1999(1)


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

       10.11  Amendment No. 4 to Patent         Filed as Exhibit 10.11
	             Cross License Agreement between   to Form 10-Q filed
	             Motorola, Inc. and the Company    August 13, 1999 (1)
	             dated May 3, 1999

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

       10.13  Amended and Restated Shareholders Filed as Exhibit 10.15
	             Agreement dated November 2, 1993  to the Registration
        						Statement(1)

       10.14  Amendment No. 1 to Amended and    Filed as Exhibit 10.24
	             Restated Shareholders Agreement,  the Registration
       	      dated January 24, 1994            Statement

       10.15  Amendment No. 2 to Amended and    Filed as Exhibit 10.5
	             Restated Shareholders Agreement,  to the Form 10-Q filed
	             dated June 29, 1995               July 28, 1995

       10.16  Amended and Restated              Filed as Exhibit 10.16
	             Registration Rights Agreement     to the Registration
       	      dated November 2, 1993            Statement

       10.17  Amendment No. 1 to Amended        Filed as Exhibit 10.25
	             and Restated Registration         to the Registration
	             Rights Agreement, dated           Statement
       	      January 24, 1994

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

       10.22  Securities Purchase Agreement     Filed as Exhibit 99.3 to
*                    dated June 6, 1997, by and        Registration Statement on
*                    between Telular Corporation and   Form S-3, Registration
       	      purchasers of the Series A        No. 333-27915, as amended
	             Convertible Preferred Stock       by Amendment No. 1 filed
					        	June 13, 1997, and further
				        		Amended by Amendment
					        	No. 2 filed July 8, 1997
        						(Form S-3)

       10.23  Registration Rights Agreement     Filed as Exhibit 99.4 to
	             dated June 6, 1997, by and        Form S-3
	             between Telular Corporation and
	             purchasers of the Series A
       	      Convertible Preferred Stock

       10.24  Agreement and Plan of Merger      Filed as Exhibit 10.21
	             by and among Wireless Domain      to Form 10-K filed
	             Incorporated (formerly            December 19, 1998
	             TelePath), Telular-WD
	             (a wholly-owned subsidiary of
	             Telular) and certain stockholder
	             of Wireless Domain Incorporated

       10.25  Common Stock Investment           Filed as Exhibit 4.8 to
	             Agreement dated March 3, 2000     Registration Statement on
					        	Form S-3, Registration
				        		No. 333-33810 filed
					        	March 31, 2000

       10.26  Registration Rights Agreement     Filed as Exhibit 4.9 to
	             dated March 3, 2000               Registration Statement on
					        	Form S-3, Registration
					        	No. 333-33810 filed
					        	March 31, 2000

       10.27  Employment Agreement with         Filed as Exhibit 10.22
	             Daniel D. Giacopelli              to Form 10-Q filed
        						February 13, 1998

       10.28  Employment Agreement with         Filed as Exhibit 10.23
	             Robert C. Montgomery              to Form 10-Q filed
        						February 13, 1998

       10.29  OEM Equipment Purchase Agreement  Filed as Exhibit 10.27
	             for WAFU dated April 30, 1999     to form 10-Q filed
        						August 13, 1999 (1)

       11     Statement regarding computation   Filed herewith
       	      of per share earnings

       27     Financial data schedule           Filed herewith

       99     Cautionary Statements Pursuant    Filed as Exhibit 99 to Form
	             to the Securities Litigation      10-K filed
	             Act of 1995                       December 20, 1999

       (1) Confidential treatment granted with respect to redacted portions of documents.