Form 10-Q
period 2000-06-30
TELULAR CORP
filed 2000-08-14
CIK 915324

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000.

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from       to      .


                         Commission File Number 0-23212

                              Telular Corporation
             (Exact name of Registrant as specified in its charter)


                   Delaware                           36-3885440
           (State or other jurisdiction            (I.R.S. Employer
          incorporation or organization)          Identification No.)


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


                 Yes  X                                    No

The number of shares outstanding of the Registrant's common stock, par value $.01, as of June 30, 2000, the latest practicable date, was 12,498,946 shares.

                              TELULAR CORPORATION
                                     Index




Part I - Financial Information                                      Page No.

Item 1.  Financial Statements:

          Consolidated Balance Sheets
           June 30, 2000 (unaudited) and September 30, 1999             3

          Consolidated Statements of Operations (unaudited)
           Three Months Ended June 30, 2000 and June 30, 1999           4

          Consolidated Statements of Operations (unaudited)
           Nine Months Ended June 30, 2000 and June 30, 1999            5

          Consolidated Statement of Stockholders' Equity (unaudited)
           Period from September 30, 1999 to June 30, 2000              6

          Consolidated Statements of Cash Flows (unaudited)
           Nine Months Ended June 30, 2000 and June 30, 1999            7


          Notes to the Consolidated Financial Statements                8

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk    15

Part II - Other Information

Item 2.  Changes in Securities and Recent Sales
          of Unregistered Securities                                   16

Item 6.  Exhibits and Reports on Form 8-K                              17

Signatures                                                             20

Exhibit Index                                                          21


                                 TELULAR CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except share data)

                                                     June 30,   September 30,
                                                       2000         1999
                                                   ------------ -------------
                                                    (Unaudited)
  ASSETS
    Current assets:
      Cash  and cash equivalents                      $  22,165     $   9,972
      Short term investment                                 184             0
      Receivables:
        Trade, net of allowance for doubtful accounts
        of $156 and $103 at June 30, 2000
        and September 30, 1999, respectively              7,649         6,670
      Related parties                                       448           483
                                                   ------------  ------------
                                                          8,097         7,153
      Inventories, net                                    5,799         8,770
      Prepaid expenses and other current asset              343           502
                                                   ------------  ------------
    Total current assets                                 36,588        26,397
    Property and equipment, net                           4,388         5,202
    Other assets:
      Excess of cost over fair value of net assets
       acquired, less accumulated amortization of
       $1,692 and $1,303 at June 30, 2000 and
       September 30, 1999, respectively                   3,203         3,592
      Intangible assets, less accumulated amortization
       of $1,095 and $1,089 at June 30, 2000 and
       September 30, 1999, respectively                       0             6
      Long term investment                                    0            66
      Deposits and other                                    191            65
                                                   ------------  ------------
                                                      $  44,370     $  35,328
                                                   ============  ============

  LIABILITIES, REDEEMABLE PREFERRED STOCK
  AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable:
       Trade                                          $   2,389     $   2,450
       Related parties                                    2,271         1,738
      Accrued liabilities                                 1,589         3,092
                                                   ------------  ------------
    Total current liabilities                             6,249         7,280

    Long-term Debt                                        1,900             0

    Commitments and contingencies                             0             0

    Total Liabilities                                     8,149          7,280

    Redeemable Preferred Stock:
      Series A convertible preferred stock, $.01
      par value; $12,775 liquidation preference
      at September 30, 1999; 21,000 shares authorized
      at June 30, 2000 and September 30, 1999;
      30, 1999; no shares outstanding at June 30,
      2000, and 11,350 shares outstanding at
      September 30, 1999                                      0        13,057

    Stockholders' Equity:
      Preferred stock $.01 par value; 9,979,000 shares
       authorized at June 30, 2000 and September 30,
       1999; none outstanding                                 0             0
      Common stock;  $.01 par value; 75,000,000 shares
       authorized; 12,498,946 and 9,563,004 outstanding
       at June 30, 2000 and September 30, 1999,
       respectively                                         125            97
      Additional paid-in capital                        148,468       123,730
      Deficit                                          (112,414)     (106,845)
      Accumulated other comprehensive income/(loss)        (258)         (384)
      Treasury stock, no shares on June 30, 2000 and
      140,000 shares on September 30, 1999, at cost           0        (1,607)
                                                     ------------ ------------
      Total stockholders' equity                         36,221        14,991
                                                     ------------ ------------
    Total liabilities, redeemable preferred stock
    and stockholders' equity                          $  44,370     $  35,328
                                                     ============  ===========

                                  See accompanying notes

                                 TELULAR CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands, except share data)
                                     (Unaudited)


                                              Three Months Ended June 30,
                                                       2000        1999
                                                  ----------  ----------
     Net product sales to unrelated parties      $   10,338   $   8,859
     Net product sales to related parties                 0       1,037
                                                  ----------  ----------
     Total net product sales                         10,338       9,896

     Royalty and royalty settlement revenue             341         788
                                                  ----------  ----------
     Total revenue                                   10,679      10,684

     Cost of sales                                    8,041       9,584
                                                  ----------  ----------
                                                      2,638       1,100

     Engineering and development expenses             1,336       1,327
     Selling and marketing expenses                   1,766       1,690
     General and administrative expenses              1,005         975
     Provision for doubtful accounts                     25         215
     Amortization                                       130         161
                                                  ----------  ----------
     Loss from operations                            (1,624)     (3,268)

     Other income, net                                  213          52
                                                  ----------  ----------
     Net loss                                     $  (1,411)  $  (3,216)
                                                  ==========  ==========

     Less: Cumulative dividend on redeemable
           on preferred stock                             0        (168)
                                                  ----------  ----------
     Net loss applicable to common shares         $  (1,411)  $  (3,384)
                                                  ==========  ==========

     Basic and diluted net loss per common share  $   (0.11)  $   (0.38)
                                                  ==========  ==========
     Weighted average number of common
     shares outstanding                          12,494,402   8,989,930
                                                  ==========  ==========

                                  See accompanying notes

                                 TELULAR CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands, except share data)
                                     (Unaudited)


                                              Nine Months Ended June 30,
                                                       2000        1999
                                                  ----------  ----------
     Net product sales to unrelated parties      $   27,408   $  24,175
     Net product sales to related parties                 0       1,285
                                                  ----------  ----------
     Total net product sales                         27,408      25,460

     Royalty and royalty settlement revenue           1,946       1,798
                                                  ----------  ----------
     Total revenue                                   29,354      27,258

     Cost of sales                                   22,080      21,852
                                                  ----------  ----------
                                                      7,274       5,406

     Engineering and development expenses             4,091       4,346
     Selling and marketing expenses                   5,217       5,538
     General and administrative expenses              3,099       2,852
     Provision for doubtful accounts                     75         265
     Amortization                                       389         603
                                                  ----------  ----------
     Loss from operations                            (5,597)     (8,198)

     Other income, net                                  356         294
                                                  ----------  ----------
     Net loss                                     $  (5,241)  $  (7,904)
                                                  ==========  ==========

     Less: Cumulative dividend on redeemable
           preferred stock                              (28)       (549)
                                                  ----------  ----------
     Net loss applicable to common shares         $  (5,269)  $  (8,453)
                                                  ==========  ==========

     Basic and diluted net loss per common share  $   (0.44)  $   (0.96)
                                                  ==========  ==========
     Weighted average number of common
     shares outstanding                          11,949,695   8,850,186
                                                  ==========  ==========

                             See accompanying notes

                                  Telular Corporation

                    Consolidated Statements of Stockholders' Equity
                                 (Dollars In Thousands)
                                      (Unaudited)
                                                                   Accumulated
                                            Additional                Other              Total
                           Preferred Common  Paid-in              Comprehensive Treasury Stockholder's
                             Stock    Stock  Capital    Deficit   Income/(Loss)  Stock     Equity
                           --------- ------  ---------  ---------  ----------  --------  ------------
  Balance at September 30, 1999  $ 0   $ 97  $123,730   $(106,845)      $(384) $ (1,607)  $ 14,991
  Comprehensive income/(loss):
   Net loss for period from
   October 1, 1999 to June
   30, 2000                        0      0         0      (5,241)          0         0     (5,241)
  Other comprehensive income
   Unrealized gain on investments  0      0         0           0         126         0        126
                                                                                          ---------
  Comprehensive loss                                                                        (5,115)
                                                                                          ---------
  Common stock and warrants
  issued in private placement      0      4     9,645           0           0         0      9,649

  Deferred compensation related
  to stock options                 0      0       111           0           0         0        111

  Stock options exercised          0      3     1,585           0           0     1,607      3,195

  Stock and warrants issued
  in connection with services
  and compensation                 0      0       332           0           0         0        332

  Conversion of preferred stock
  to common stock                  0     21    13,065           0           0         0     13,086

  Cumulative dividend on
  redeemable preferred stock       0      0         0         (28)          0         0        (28)
                           --------- ------  ---------  ---------  ----------  --------  ----------
 Balance at June 30, 2000          0    125   148,468    (112,114)       (258)        0     36,221
                           ========= ======  =========  =========  ==========  ========  ==========

 See accompanying notes.

                               TELULAR CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)



                                                 Nine Months Ended June 30,
                                                        2000          1999
                                                   ----------    ----------
  Operating Activities:
  Net loss                                         $  (5,241)    $  (7,904)
  Adjustments to reconcile net loss to
  net cash used in operating activities
      Depreciation                                     1,433         1,164
      Amortization                                       395           603
      Inventory obsolescence expense                     504         1,980
      Compensation expense related to
       stock options and grants                          111           135
      Common stock issued for services
       and compensation                                  136           221
      Changes in assets and liabilities:
          Trade receivables, net                        (979)       (2,231)
          Related parties receivables                     35          (645)
          Inventories                                  2,467           195
          Prepaid expenses, deposits and other           230            89
          Trade accounts payable                         (61)          (35)
          Related parties accounts payable               533           (15)
          Accrued liabilities                         (1,503)       (1,389)
                                                   ----------    ----------
  Net cash used in operating activities               (1,940)       (7,832)

  Investing Activities:
  Proceeds from the sale of short term investment          8             0
  Acquisition of property and equipment                 (619)       (1,283)
                                                   ----------    ----------
  Net cash used in investing activities                 (611)       (1,283)
                                                   ----------    ----------

  Financing Activities:
  Proceeds from the issuance of common stock          12,844             0
  Borrowings, net                                      1,900             0
                                                   ----------    ----------
  Net cash provided by financing activities           14,744             0
                                                   ----------    ----------

  Net increase (decrease) in cash
  and cash equivalents                                12,193        (9,115)

  Cash and cash equivalents, beginning of period       9,972        19,854
                                                   ----------    ----------
  Cash and cash equivalents, end of period         $  22,165     $  10,739
                                                   ==========    ==========

                           See accompanying notes

                              TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2000. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

3.   Inventories

     The components of inventories consist of the following (000's):

                                         June 30,         September 30,
                                           2000               1999
                                        (unaudited)
     Raw materials                        $ 3,290          $  3,873
     Finished goods                         2,888             5,481
                                            6,178             9,354
     Less: Reserve for obsolescence           379               584
                                         $  5,799          $  8,770

4.   Revolving Line of Credit

     On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5 million (the Loan). Borrowings under the Loan are subject to borrowing base requirements and other restrictions. To reduce its transaction fees, on June 28, 2000, the Company negotiated an option to collaterize 100% of the outstanding amount of its loan with Wells in cash. At June 30, 2000, the Company had approximately $1.9 million of available borrowings under the Loan, of which $1.9 million was outstanding. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003. The Loan carries interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells. The strike price for the Warrants is $16.29 per share. The value of the Warrants was accounted for as deferred financing costs, included in other assets, and recorded at $197,000 the fair value of the financing fees.

5.   Issuance of Common Stock

     On March 3, 2000, the Company issued 444,444 shares of Common Stock for $9,549,000 which is net of issuance cost of $451,000, including $100,000 of Common Stock to be issued to the Company's placement agent. The Common Stock was issued to investors under the provisions of Regulation D of the United States Securities Act of 1933, as amended. In connection with this financing, the Company issued 358,407 shares of Common Stock Warrants to investors and the placement agent. The strike prices for the Warrants range from $12.27 per share to $31.56 per share. The fair value of these warrants of $1,643,000, determined using the Black-Scholes method was included in additional paid in capital.

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

     Export sales of fixed wireless terminals represent 62% and 55% of total fixed wireless net product sales for the first nine months of fiscal year 2000 and 1999, respectively.

     Export sales of security products were insignificant for the first nine months of fiscal year 2000 and 1999.


                                          Period ending June 30,
                                             2000       1999

      Revenue (000's)
       Fixed Wireless Terminals             21,311     19,163
       Security Products                     8,043      8,095

                                            29,354     27,258

      Loss From Operations (000's)
      Fixed Wireless Terminals              (2,976)    (5,301)
      Security Products                     (2,621)    (2,897)

                                            (5,597)    (8,198)


     For the first nine months of fiscal year 2000, one customer located in Dominican Republic accounted for 31% of fixed wireless terminal net product sales and two customers, both located in the USA, accounted for 18% and 17% of the security products net product sales. For the first nine months of fiscal year 1999, one customer in Mexico accounted for 39% of the fixed wireless terminal net product sales and one customer, located in the U.S. accounted for 33% of the security products net product sales.

7.   Redeemable Preferred Stock

     During the year ending September 30, 1997, the Company issued 20,000 shares (10,000 shares on April 16, 1997 and 10,000 shares on June 6,
     1997) of Series A Convertible Preferred Stock (the Preferred Stock) for $18,375 which is net of issuance cost of $1,200. The Preferred Stock included the equivalent of a 5% annual stock dividend. On October 15, 1999, the final 11,350 shares of Preferred Stock automatically converted into 2,146,540 shares of common stock (the Mandatory Conversion). On October 18, 1999, the previous holders of the Preferred Stock notified the Company that they disagreed with the conversion formula the Company used to process the Mandatory Conversion. In Form SC-13G filings with the Securities and Exchange Commission in October and December 1999, certain of the previous holders noted that based upon their interpretation of the Mandatory Conversion formula, the holders were entitled to an aggregate of 4,247,834 additional shares of the Company's common stock. The Company has not received any further claim or communication from the previous holders. The Company believes that it processed the conversion correctly and that the claim by previous holders of Preferred Stock is unfounded.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment (CPE) with cellular-type transceivers for use in wireless communication networks in the Cellular and PCS bands. Applications of the Company's technology include fixed wireless telecommunications as a primary access service where wireline systems are unavailable, unreliable or uneconomical, as well as wireless backup systems for wireline telephone systems and wireless security and alarm monitoring signaling. The Company's principal product lines are: PHONECELL, a line of fixed wireless terminals, and TELGUARD, a line of wireless security and alarm monitoring signaling products.

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

Results of Operations

Third quarter fiscal year 2000 compared to third quarter fiscal year 1999

Net Product Sales. Net product sales of $10.3 million for the three months ended June 30, 2000 increased 4% from $9.9 million for the three months ended June 30, 1999. Sales of PHONECELL products increased 24% to $7.4 million for the third quarter of fiscal year 2000 compared to $6.0 million for the same quarter fiscal year 1999. Sales of components decreased 95% or $1.0 million during the third quarter of fiscal year 2000 compared to the same period last year. The decline in component sales resulted from an isolated $1.0 million sale of Extended Total Access Communication System (ETACS) components to Motorola during the third quarter of fiscal year 1999. There were no component sales to Motorola in the third quarter of fiscal year 2000. The sale of TELGUARD products increased 1% from $2.8 million during the three months ended June 30, 1999 to $2.9 million during the three months ended June 30, 2000.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue decreased 57% from $0.8 million during the third quarter of fiscal year 1999 to $0.3 million during the same quarter of fiscal year 2000. The $0.5 million decrease in total royalty and royalty settlement revenue during fiscal year 2000 compared to fiscal year 1999 is due to back royalties from Motorola in fiscal year 1999 resulting from the completion of a technology license for its Code Division Multiple Access (CDMA) products in April 1999.

Cost of Sales. Cost of sales decreased from $9.6 million for the third quarter of fiscal year 1999 to $8.0 million for the third quarter of fiscal year 2000. During the third quarter of fiscal year 1999 the Company recorded a special charge of $1.5 million to write-off its ETACS and CDMA inventories.

Amortization. Amortization expense decreased 19% during the third quarter of fiscal year 2000 compared to the third quarter fiscal year ended 1999 due to certain intangible assets which became fully amortized during fiscal year 1999.

Other. Other income for the third quarter of fiscal year 2000 increased by $0.2 million compared to the same period of fiscal year 1999. The increase is primarily due to higher interest income, as a result of larger average cash balances during the third quarter of fiscal year 2000 compared to the same period of fiscal year 1999. This increase in interest income more than offset the addition of interest expense on the new revolving line of credit for the third quarter of fiscal year 2000.

Net loss. The Company recorded a net loss of $1.4 million for the third quarter of fiscal year 2000 compared to a net loss of $3.2 million for the third quarter of fiscal year 1999. Loss per share decreased 69% during the third quarter of fiscal year 2000, from net loss per share of $0.36 for the third quarter of fiscal year 1999 to a net loss per share of $0.11 for the third quarter of fiscal year 2000.

Net loss applicable to common shares. A net loss of $1.4 million, or $0.11 per share, for the third quarter of fiscal year 2000 compares to a net loss of $3.4 million, or $0.38 per share, after giving effect to the cumulative preferred stock dividend of $0.2 million for the third quarter of fiscal year 1999.

First nine months fiscal year 2000 compared to first nine months fiscal year 1999

Net Product Sales. Net product sales of $27.4 million for the nine months ended June 30, 2000 increased 8% from $25.5 million for the nine months ended June 30, 1999. Sales of PHONECELL increased 32% from $14.4 million during the first nine months of fiscal year 1999 to $19.0 million during the same period of fiscal year 2000. Sales of components decreased 88% or $2.6 million for the nine months ended June 30, 2000 compared to the same period of the previous fiscal year. The decline in component sales resulted from an isolated $1.0 million sale of ETACS components to Motorola during fiscal year 1999. There were no component sales to Motorola in fiscal year 2000. The sale of TELGUARD products decreased 1% from $8.1 million during the nine months ended June 30, 1999 to $8.0 million during the nine months ended June 30, 2000.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased 8% from $1.8 million during the first nine months of fiscal year 1999 to $1.9 million during the same period of fiscal year 2000. The fiscal year 1999 amount includes $1.0 million in royalty settlement revenue from Motorola. The fiscal year 2000 amount includes $1.0 million of royalty revenue from Andrew Corporation. The $0.1 million increase in total royalty and royalty settlement revenue during fiscal year 2000 compared to fiscal year 1999 is due to increased digital-based royalties and decreased analog-based royalties from Motorola.

Cost of Sales. Cost of sales increased to $22.1 million for the first nine months of fiscal year 2000 from $21.9 million for the first nine months of fiscal year 1999. During the third quarter of fiscal year 1999 the Company recorded a special charge of $1.5 million to write-off its ETACS and CDMA inventories.

Engineering and Development Expenses. Engineering and development expenses of $4.1 million during the first nine months of fiscal year 2000 decreased approximately 6% from the first nine months of fiscal year 1999. In fiscal year 1999 and prior the Company had increasing engineering and development expenses as a result of efforts to bring several new lower cost products and a wider range of products to market. Many new products were completed and introduced to market during that year, and therefore the Company has reduced engineering and development expenses, primarily through reductions in material costs and contracted engineering services.

Selling and Marketing Expenses. Selling and marketing expenses for the first nine months of fiscal year 2000 decreased 6% or $0.3 million compared to the same period of fiscal year 1999. The decrease is primarily due to a reduction in product introduction expenses during the first nine months of fiscal year 2000 compared to the same period of last fiscal year (see Engineering and Development Expenses above).

General and Administrative Expenses (G&A). G&A for the first nine months of fiscal year 2000 increased 9% compared to the first nine months of fiscal year 1999. The increase relates to legal fees for patent defense in New Zealand.

Other Income. Other income during the first nine months of fiscal year 2000 increased by $0.1 million compared to the same period of fiscal 1999. The increase is primarily due to higher interest income, as a result of larger average cash balances during the first nine months of fiscal year 2000 compared to the same period of fiscal year 1999.
This increase in interest income more than offset the addition of interest expense on the new revolving line of credit for the first nine months of fiscal year 2000.

Net loss. The Company recorded a net loss of $5.2 million for the first nine months of fiscal year 2000 compared to a net loss of $7.9 million for the first nine months of fiscal year 1999. Loss per share decreased 51% during the first nine months of fiscal year 2000, from net loss per share of $0.89 for the first nine months of fiscal year 1999 to a net loss per share of $0.44 for the first nine months of fiscal year 2000.

Net loss applicable to common shares. After giving effect to the cumulative preferred stock dividend of $28 for the first nine months of fiscal year 2000, net loss applicable to common shares of $5.3 million or $0.44 per share compares to a net loss of $8.5 million or $0.96 per share in the first nine months of fiscal year 1999.

Liquidity and Capital Resources

On June 30, 2000, the Company had $22.2 million in cash and cash equivalents with a working capital surplus of $30.3 million.

The Company used $1.9 million of cash for operating activities during the first nine months of fiscal year 2000 compared to $7.8 million used during the same period of fiscal year 1999. The decrease in cash used for operations is primarily due to reductions in inventory and accounts receivable. Cash used for capital spending was $0.6 million during the first nine months of fiscal year 2000, compared to $1.3 million during the same period of fiscal year 1999. Cash generated from financing activities for the first nine months of fiscal year 2000 of $14.7 million relates to proceeds from the issuance of common stock and borrowings under the credit facility. There was no cash activity from financing activities during the first nine months of fiscal year 1999.

On March 3, 2000, the Company issued 444,444 shares of Common Stock for $9,549,000 which is net of issuance cost of $451,000, including $100,000 of Common Stock to be issued to the Company's placement agent. The Common Stock was issued to investors under the provisions of Regulation D of the United States Securities Act of 1933, as amended. Management registered the Common Stock for resale on May 8, 2000 under the Securities Act of 1933, as amended. In connection with this financing, the Company issued 358,407 shares of Common Stock Warrants to investors and the placement agent. The strike prices for the Warrants range from $12.27 per share to $31.56 per share. The fair value of these warrants of $1,643,000, determined using the Black-Scholes method was included in additional paid in capital. This financing also provides the investors with the right, but not the obligation to a one day purchase of up to 177,746 additional shares at a price of $28.13 per share. Upon such a purchase the investors would also receive up to an additional 50,000 shares of Common Stock Warrants.

On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5 million (the Loan). Borrowings under the Loan are subject to borrowing base requirements and other restrictions. To reduce its transaction fees, on June 28, 2000, the Company negotiated an option to colateralize 100% of the outstanding amount of its loan with Wells in cash. At June 30, 2000, the Company had approximately $1.9 million of available borrowings under the Loan, of which $1.9 million was outstanding. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003. The Loan carries interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells. The strike price for the Warrants is $16.29 per share. The value of the warrants was accounted for as deferred financing costs, included in other assets, and recorded at $197,000, the fair value of the financing fees.

The Company expects to use the proceeds from its recent equity financing and borrowings under the Loan to fund working capital requirements, to fund future product development efforts and to sustain significant levels of cash reserves which are required to qualify for large sales opportunities.

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

Based upon observed trends, the Company believes that the market for FWTs will experience substantial growth over the next five years. Nearer term prospects should enable the Company to grow, but at more modest rates. The Company has identified significant near term opportunities in Brazil, China, Dominican Republic, Mexico, Malaysia and the USA. Each of these markets will develop at a different pace, and the sales cycle for these regions are likely to be several months or quarters, but market indications are positive. The Company is well positioned with a wide range of products to capitalize on these market opportunities.

Since its inception, the Compnay has relied on Motorola for cellular transceivers and other products. In April, 1999, Motorola agreed to supply the Company with complete FWT products for the CDMA market for a period of five (5) years. The Company has shipped several thousand Motorola supplied CDMA FWTs over the last 16 months to its customers.

On July 26, 2000, Motorola notified the Company of its intent to discontinue production of CDMA FWTs within the next year. Motorola has assured the Company that it will produce sufficient quantities for the Company, or it will assist the Company in locating an equivalent source of supply of CDMA FWTs for the remainder of the supply agreement. The Company and Motorola have identified and are currently assessing several potential alternate suppliers, and negotiating resolution of this matter.

The Company believes that the withdrawal of Motorola from this CDMA FWT market may on balance enhance the Company's competitive position in that market, although at this time it is impossible to predict such effects with assurance.

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

The Company frequently invests available cash and cash equivalents in short term instruments such as: certificates of deposit, commercial paper and money market accounts. Although the rate of interest available on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of June 30, 2000.

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

Recent Sales of Unregistered Securities

During the three months ended June 30, 2000, the Company issued 3,037 shares of Common Stock valued at $34,803 to the law of firm of Hamman and Benn for legal services. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

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

     3.5      Amendment No.4 to Certificate           Filed as
              of Incorporation                        Exhibit 3.5 to
                                                      Form 10-Q filed
                                                      February 16, 1999

     3.6      By-Laws                                 Filed as
                                                      Exhibit 3.4 to
                                                      the Registration
                                                      Statement

     4.1      Loan Agreement with LaSalle             Filed as Exhibit
              National Bank and Amendment             4.1 to Form 10-K
              Thereto                                 filed December 27, 1995

     4.2      Debenture Agreements dated              Filed as Exhibit
              December 11, 1995                       4.2 to Form 10-K
                                                      filed December 27, 1995

     4.3      Certificate of Designations,            Filed as Exhibit 99.2
              Preferences, and Rights of              to Form 8-K filed
              Series A Convertible Preferred          April 25, 1997
              Stock

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

    10.5      Appointment of Larry J. Ford            Filed as Exhibit 10.2
                                                      to Form 10-Q filed
                                                      May 1, 1995

    10.6      Option Agreement with Motorola          Filed as Exhibit 10.6
              dated November 10, 1995                 to Form 10-K filed
                                                      December 26, 1996(1)

    10.7      Amendment No.1 dated September 24,      Filed as Exhibit 10.7
              1996 to Option Agreement with           to Form 10-Q filed
              Motorola                                August 13, 1999(1)

    10.8      Amendment No.2 dated April 30, 1999     Filed as Exhibit 10.8
              to Option Agreement with Motorola       to Form 10-Q filed
                                                      August 13, 1999(1)

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

    10.11     Amendment No. 4 to Patent Cross         Filed as Exhibit 10.11
              Liscense Agreement between Motorola,    to Form 10-Q filed
              Inc. and the Company, dated             August 13, 1999 (1)
              May 3, 1999

    10.13     Amended and Restated Shareholders       Filed as Exhibit 10.15
              Agreement dated November 2, 1993        to the Registration
                                                      Statement(1)

    10.14     Amendment No. 1 to Amended and          Filed as Exhibit 10.24
              Restated Shareholders                   to the Registration
              Agreement, dated January 24, 1994       Statement

    10.15     Amendment No. 2 to Amended and          Filed as Exhibit 10.5
              Restated Shareholders Agreement,        to the Form 10-Q filed
              dated June 29, 1995                     July 28, 1995

    10.16     Amended and Restated Registration       Filed as Exhibit 10.16
              Rights Agreement dated November         to the Registration
              2, 1993                                 Statement

    10.17     Amendment No. 1 to Amended and          Filed as Exhibit 10.25
              Restated Registration Rights            to the Registration
              Agreement, dated January 24, 1994       Statement

    10.18     Amended and Restated Employee           Filed as Exhibit 10.17
              Stock Option Plan                       to Form 10-K filed
                                                      December 26, 1996

    10.19     Stock Option Grant to                   Filed as Exhibit 10.7
              Independent Directors                   to Form 10-Q filed
                                                      July 28, 1995

    10.20     Securities Purchase Agreement dated     Filed as Exhibit 99.1 to
              April 16, 1997, by and between Telular  Form 8-K filed
              Corporation and purchasers of the       April 25, 1997
              Series A Convertible Preferred Stock

    10.21     Registration Rights Agreement dated     Filed as Exhibit 99.3 to
              April 16, 1997, by and between Telular  Form 8-K filed
              Corporation and purchasers of the       April 25, 1997
              Series A Convertible Preferred Stock

    10.22     Securities Purchase Agreement dated     Filed as Exhibit 99.3 to
              June 6, 1997, by and between Telular    Registration Statement on
              Corporation and purchasers of the       Form S-3, Registration
              Series A Convertible Preferred Stock    No. 333-27915, as amended
                                                      by Amendment No. 1 filed
                                                      June 13, 1997, and
                                                      further Amended by
                                                      Amendment No. 2 filed
                                                      July 8, 1997 (Form S-3)

    10.23     Registration Rights Agreement dated     Filed as Exhibit 99.4 to
              June 6, 1997, by and between Telular    Form S-3
              Corporation and purchasers of the
              Series A Convertible Preferred Stock

    10.24     Agreement and Plan of Merger by and     Filed as Exhibit 10.21
              among Wireless Domain Incorporated      to Form 10-K filed
              (formerly TelePath), Telular-WD (a      December 19, 1998
              wholly-owned subsidiary of Telular)
              and certain stockholder of Wireless
              Domain Incorporated

    10.25     Common Stock Investment Agreement       Filed as Exhibit 4.8 to
              dated March 3, 2000                     Registration Statement on
                                                      Form S-3, Registration
                                                      No. 333-33810 filed
                                                      March 31, 2000

    10.26     Registration Rights Agreement           Filed as Exhibit 4.9 to
              dated March 3, 2000                     Registration Statement on
                                                      Form S-3, Registration
                                                      No. 333-33810 filed
                                                      March 31, 2000

    10.27     Employment Agreement with Daniel D.     Filed as Exhibit 10.22
              Giacopelli                              to Form 10-Q filed
                                                      February 13, 1998

    10.29     OEM Equipment Purchase Agreement        Filed as Exhibit 10.27
              with Motorola for WAFU                  to Form 10-Q filed
              dated April 30, 1999                    August 13, 1999 (1)

    11        Statement regarding computation         Filed herewith
              of per share earnings

    27        Financial data schedule                 Filed herewith

    99        Cautionary Statements Pursuant to the   Filed as Exhibit 99 to
              Securities Litigation Act of 1995       Form 10-K filed December
                                                      20, 1999

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





                                       Telular Corporation



Date    August 14, 2000                By:  /s/ Kenneth E. Millard
                                            Kenneth E. Millard
                                            President & Chief
                                            Executive Officer



Date    August 14, 2000                     /s/ Jeffrey L. Herrmann
                                            Jeffrey L. Herrmann
                                            Executive Vice President &
                                            Chief Operating Officer



Date    August 14, 2000                     /s/ Robert L. Zirk
                                            Robert L. Zirk
                                            Controller & Chief
                                            Accounting Officer

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

     3.5      Amendment No.4 to Certificate           Filed as
              of Incorporation                        Exhibit 3.5 to
                                                      Form 10-Q filed
                                                      February 16, 1999

     3.6      By-Laws                                 Filed as
                                                      Exhibit 3.4 to
                                                      the Registration
                                                      Statement

     4.1      Loan Agreement with LaSalle             Filed as Exhibit
              National Bank and Amendment             4.1 to Form 10-K
              Thereto                                 filed December 27, 1995

     4.2      Debenture Agreements dated              Filed as Exhibit
              December 11, 1995                       4.2 to Form 10-K
                                                      filed December 27, 1995

     4.3      Certificate of Designations,            Filed as Exhibit 99.2
              Preferences, and Rights of              to Form 8-K filed
              Series A Convertible Preferred          April 25, 1997
              Stock

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

    10.5      Appointment of Larry J. Ford            Filed as Exhibit 10.2
                                                      to Form 10-Q filed
                                                      May 1, 1995

    10.6      Option Agreement with Motorola          Filed as Exhibit 10.6
              dated November 10, 1995                 to Form 10-K filed
                                                      December 26, 1996(1)

    10.7      Amendment No.1 dated September 24,      Filed as Exhibit 10.7
              1996 to Option Agreement with           to Form 10-Q filed
              Motorola                                August 13, 1999(1)

    10.8      Amendment No.2 dated April 30, 1999     Filed as Exhibit 10.8
              to Option Agreement with Motorola       to Form 10-Q filed
                                                      August 13, 1999(1)

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

    10.11     Amendment No. 4 to Patent Cross         Filed as Exhibit 10.11
              Liscense Agreement between Motorola,    to Form 10-Q filed
              Inc. and the Company, dated             August 13, 1999 (1)
              May 3, 1999

    10.13     Amended and Restated Shareholders       Filed as Exhibit 10.15
              Agreement dated November 2, 1993        to the Registration
                                                      Statement(1)

    10.14     Amendment No. 1 to Amended and          Filed as Exhibit 10.24
              Restated Shareholders                   to the Registration
              Agreement, dated January 24, 1994       Statement

    10.15     Amendment No. 2 to Amended and          Filed as Exhibit 10.5
              Restated Shareholders Agreement,        to the Form 10-Q filed
              dated June 29, 1995                     July 28, 1995

    10.16     Amended and Restated Registration       Filed as Exhibit 10.16
              Rights Agreement dated November         to the Registration
              2, 1993                                 Statement

    10.17     Amendment No. 1 to Amended and          Filed as Exhibit 10.25
              Restated Registration Rights            to the Registration
              Agreement, dated January 24, 1994       Statement

    10.18     Amended and Restated Employee           Filed as Exhibit 10.17
              Stock Option Plan                       to Form 10-K filed
                                                      December 26, 1996

    10.19     Stock Option Grant to                   Filed as Exhibit 10.7
              Independent Directors                   to Form 10-Q filed
                                                      July 28, 1995

    10.20     Securities Purchase Agreement dated     Filed as Exhibit 99.1 to
              April 16, 1997, by and between Telular  Form 8-K filed
              Corporation and purchasers of the       April 25, 1997
              Series A Convertible Preferred Stock

    10.21     Registration Rights Agreement dated     Filed as Exhibit 99.3 to
              April 16, 1997, by and between Telular  Form 8-K filed
              Corporation and purchasers of the       April 25, 1997
              Series A Convertible Preferred Stock

    10.22     Securities Purchase Agreement dated     Filed as Exhibit 99.3 to
              June 6, 1997, by and between Telular    Registration Statement on
              Corporation and purchasers of the       Form S-3, Registration
              Series A Convertible Preferred Stock    No. 333-27915, as amended
                                                      by Amendment No. 1 filed
                                                      June 13, 1997, and
                                                      further Amended by
                                                      Amendment No. 2 filed
                                                      July 8, 1997 (Form S-3)

    10.23     Registration Rights Agreement dated     Filed as Exhibit 99.4 to
              June 6, 1997, by and between Telular    Form S-3
              Corporation and purchasers of the
              Series A Convertible Preferred Stock

    10.24     Agreement and Plan of Merger by and     Filed as Exhibit 10.21
              among Wireless Domain Incorporated      to Form 10-K filed
              (formerly TelePath), Telular-WD (a      December 19, 1998
              wholly-owned subsidiary of Telular)
              and certain stockholder of Wireless
              Domain Incorporated

    10.25     Common Stock Investment Agreement       Filed as Exhibit 4.8 to
              dated March 3, 2000                     Registration Statement on
                                                      Form S-3, Registration
                                                      No. 333-33810 filed
                                                      March 31, 2000

    10.26     Registration Rights Agreement           Filed as Exhibit 4.9 to
              dated March 3, 2000                     Registration Statement on
                                                      Form S-3, Registration
                                                      No. 333-33810 filed
                                                      March 31, 2000

    10.27     Employment Agreement with Daniel D.     Filed as Exhibit 10.22
              Giacopelli                              to Form 10-Q filed
                                                      February 13, 1998

    10.29     OEM Equipment Purchase Agreement        Filed as Exhibit 10.27
              with Motorola for WAFU                  to Form 10-Q filed
              dated April 30, 1999                    August 13, 1999 (1)

    11        Statement regarding computation         Filed herewith
              of per share earnings

    27        Financial data schedule                 Filed herewith

    99        Cautionary Statements Pursuant to the   Filed as Exhibit 99 to
              Securities Litigation Act of 1995       Form 10-K filed December
                                                      20, 1999

    (1) Confidential treatment granted with respect to redacted portions of documents.