Form 10-K
period 2000-09-30
TELULAR CORP
filed 2000-12-27
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

           X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended September 30, 2000

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

	As of November 10, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $94,245,533 *
(based upon the closing sales price of such stock as reported by the NASDAQ National Market on such date).

	The number of shares outstanding of the Registrant's Common Stock as of November 10, 2000, the latest practicable date, was 12,670,559 shares.

DOCUMENTS INCORPORATED BY REFERENCE

	Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended September 30, 2000 are incorporated by reference in Part III of this Form 10-K.


      * Excludes the Common Stock held by Named Executive Officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at November 10, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant or that such person is controlled by or under common control with the registrant.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Background

   Telular Corporation (the Company) is in the fixed wireless telecommunications industry. The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment (CPE), including standard telephones, fax machines, data modems and alarm panels with cellular-type transceivers for use in wireless communication networks in the Cellular and PCS bands. The industry variously refers to these communications networks as either cellular or wireless networks. Applications of the Company's technology include fixed wireless telecommunications as a primary access service where wireline systems are unavailable, unreliable or less economical, as well as wireless backup systems for wireline telephone systems and cellular alarm transmission systems. The Company's business segments are divided among its two principal product lines: PHONECELL(R), a line of fixed wireless terminals (FWTs), and TELGUARD(R), a line of cellular alarm transmission systems. Refer to the financial statement footnotes for financial information about the business segments.

In 1986, the Company acquired the intellectual property rights for its cellular interface concept and methodology. The Company's patents cover not only circuitry, but also the core concept and principles underlying the use of an intelligent interface device in conjunction with cellular-type transceivers and systems.

In 1994, the Company completed an initial public offering (IPO) of its Common Stock, which raised approximately $56.4 million. The Company's stock is traded on the Nasdaq National Market System under the ticker symbol WRLS. In 1995, the Company raised $18.0 million from the private placement of convertible debentures. In 1997, the Company raised $18.4 million from private placements of Series A Convertible Preferred Stock. In 2000, the Company raised $9.5 million through the private placement of Common Stock.

Acquisitions

In 1993, the Company acquired two companies: Telular International, Inc. (Telular International), formerly Codecom Rural Communications, located in Puerto Rico, and Telular-Adcor Security Products, Inc., located in Atlanta, formerly known as Adcor Electronics International, Inc. Both entities are wholly owned subsidiaries of the Company.

Effective October 1, 1997, Wireless Domain Incorporated (WD) merged into the Company. Prior to October 1, 1997, the Company had acquired 50% of WD in three separate transactions during 1997 and 1996. At the time this transaction added 29 engineers to the Company.

Wireless Telecommunications Overview

The majority of the wireline telephones in the world continue to be concentrated in a relatively small number of industrialized countries. While telecommunications infrastructure has been recognized as a critical element for sustained economic growth, many developing nations have telephone systems that are inadequate to deliver essential services. Thus, many developing countries are seeking basic communications solutions that are cost effective and can be deployed rapidly to support aggressive economic development programs. Major programs are either underway or planned for countries such as Brazil, China, India, Mexico, Spain and Turkey.

The process of improving and expanding telephone networks using advanced wireless technology in both developed and developing countries has created a major market for wireless telecommunication equipment such as the Company's PHONECELL(R). In developed countries, PHONECELL(R)FWTs are an ideal solution for alternative or competitive access. They provide wireless operators a channel to offer competing services to traditional wireline operators. In many developing countries, wireless local loop (WLL) systems represent what is often the fastest and most cost-effective way of providing basic telephone service. WLL systems are wireless networks constructed and operated primarily for fixed users, both business and residential.

The wireless alternative access market involves FWTs operating on mobile cellular networks built primarily for handheld cellular phone users. For these applications, FWT sales generally begin developing after a new mobile network has been in operation for a few years, when the growth rate in new cellular phone subscribers slows and the mobile operator begins looking for new revenue sources. FWTs offer this opportunity because they are less costly to support than wireless handsets as they are linked to a single cell site, generate more average billable airtime, and provide demand during "off-peak" times when system capacity is high. Utilizing the existing mobile wireless infrastructure has also proven to be an economical way to provide primary service or additional telephone lines to rural areas of developed countries, including the US and Australia. The existing networks can also be used to support a variety of other applications detailed below.

COMPANY STRATEGY

The Company's strategy is to leverage its fourteen years of experience in the market, internationally-accepted products and court-tested patents into a continuing leadership position in the rapidly developing FWT equipment industry as well as to support application niches such as alarm backup with cellular alarm transmission systems. Global telecommunications equipment manufacturers together with national and international service providers are increasingly sharing the Company's vision that wireless cellular systems in both developed and developing countries are well suited for use as basic telephone service networks. The key trends that are fueling the worldwide adoption of such programs include the following:

 .    Rapid acceptance of cellular communications;
 .    An accelerating trend toward privatization of telecommunication service in both developed and developing countries;
 .    Development and adoption of digital wireless transmission standards that enhance network capacity and service capability while significantly reducing the effective cost per subscriber served;
 .    Service network providers acceptance of wireless network solutions as fast, cost effective answers to their customers' unfulfilled demand for telecommunications service; and
 .    The trend of licensing multiple operators in a given region, which intensifies competition among wireless service providers to capture additional minutes of usage and the potential for a large wireline bypass market.

TARGET MARKETS AND PRODUCT APPLICATIONS

The Company's revenues to date have been derived from the sale of PHONECELL(R) FWTs primarily in international markets although the domestic sales for PHONECELL(R) FWTs is growing rapidly. Historically, domestic revenues have been driven primarily by the Company's TELGUARD(R) cellular alarm transmission systems.

The Company's major target market opportunities can be grouped into several categories:

 . Wireless Basic Telephone Service via Wireless Local Loop (WLL);
 . Wireless Alternative Access;
 . Licensing of the Company's Technology and Sales to OEM customers; . Telemetry and Remote Monitoring;
 . Cellular Alarm transmission Systems;
 . Wireless Payphones;
 . Portable Wireless Access;
 . Least Cost Routing;
 . Disaster Recovery and Emergency Back-Up Services.

Wireless Basic Telephone Service

Many countries are evaluating or have already deployed wireless basic telecommunications systems in conjunction with, or as an alternative to, the expansion of their basic wireline systems. The most significant market opportunity for the Company's products is wireless basic telephone service in developing areas worldwide. Wireless Local Loop provides the infrastructure for this "last mile" connectivity. The Company provides the subscriber equipment.

Wireless Alternative Access

In both developed and developing countries, the existing mobile wireless communications infrastructure is being utilized to provide basic communications services and additional lines. This is occurring both in rural areas where it can be costly to provide wireline service or in urban areas where there is a demand for alternatives to the incumbent local wireline carrier.

Licensing of the Company's Technology and Sales to Original Equipment Manufacturer (OEM) Customers

In response to the international demand for the Company's proprietary interface technology, the Company has been selectively promoting the use of its interface technology in other telecommunication companies' products. This marketing strategy has resulted in licensing of the Company's technology and sales of component parts to OEMs. The Company expects to continue developing licensing and OEM arrangements.

Telemetry and Remote Monitoring

The use of fixed wireless systems for remote-monitoring and telemetry applications has been one of the most prevalent applications of the Company's technology in developed countries, especially in the USA.

Cellular Alarm Transmission Systems

Remotely monitored alarm systems are routinely subject to catastrophic failure by virtue of telephone lines being cut by intruders or inadvertently severed by construction crews and other activity. Cellular alarm transmission systems were one of the first applications of the Company's technology. Use of the Company's specialized products allows an alarm monitoring system to automatically switch to a cellular network in the event of a telephone line failure, allowing alarms to be transmitted.

Wireless Payphones

A growing application for the Company's technology is wireless payphones. While some are the traditional coin and credit card devices, the rapidly growing segment is pre-paid phones in areas of the world where billing and collection is difficult. These devices can be deployed rapidly in public places, public calling offices or residences.

Portable Wireless Access

There is a growing market for wireless dial tone and data services for applications requiring portability. The applications include construction trailers, ships, trains and emergency vehicles where wireline telephones, PCs and fax machines are connected to the RJ-11 port of the FWT to provide timely communication capability regardless of location.

Least Cost Routing

FWTs can be used in conjuction with PBX and Voice over Internet Protocol
(VoIP) systems to provide least cost routing. Mobile to mobile and long distance rates can often be less costly through wireless networks compared to those charged by the local wireline carrier. The PBX wireless or VoIP system is programmed to recognize calls that can benefit from such wireless rates and route them through the wireless path.

Disaster Recovery and Emergency Back-Up Services

Major telephone network outages occur in the USA and other countries around the world. Today, with the widespread availability of cellular telephone networks, a readily available and cost-effective solution is possible with the Company's technology. The Company's FWT products provide continued communications capability during these critical events. The Company's products are installed in hospitals, financial institutions, airports, emergency response centers, public service centers and utility companies. The wireless back-up approach allows businesses to protect themselves from network outages and provide communications following natural disasters.

TECHNOLOGY

Core Technology

The Company's core patented technology is an intelligent interface (the Invention) that permits standard wireline CPE to operate on wireless networks. The Company's products containing the Invention provide the capability to bridge wireline telecommunications CPE and wireless networks. The Invention provides a standard dial tone, off-hook detection signal and other signals usually provided by the Local Exchange Carrier (LEC), through its tip and ring wired local loop connection, which automatically generate a send signal to the cellular transceiver once the user has finished entering the telephone number. The Company has incorporated this core technology into a variety of products and radio standards and continues to develop and exploit derivative products and technologies for customer-specific applications.

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

PRODUCT LINES AND RESEARCH AND DEVELOPMENT

Products for FWT markets are marketed under the PHONECELL(R) brand name. Cellular Alarm transmission Systems are marketed under the TELGUARD(R) brand name. Future product offerings will reflect a continued evolution of existing product lines.

Despite the historical importance of analog (AMPS), most planned deployments in both FWT markets will be on one of the various digital standards. Digital is more desirable than analog because it provides superior capacity, voice privacy, higher transmission rates for fax and data, and additional user services such as caller identification and messaging.

During fiscal year 2000, the Company improved its FWT market position on the following major radio standards:

GSM (Global System for Mobile Communications) - In 2000, the Company introduced a voice, fax and data version of the PHONECELL(R) SX4 GSM FWT in both 900 MHz and 1800 MHz bands and PHONECELL(R) SX4D GSM Desktop Phones in both 900 MHz and 1800 MHz bands. The Company also began a development effort to produce both FWT and Desktop Phone models for the 1900 MHz bands during fiscal year 2000. The Company expects to make the 1900 MHz products available for sale in its second quarter of fiscal year 2001.

TDMA (Time Division Multiple Access) - In 2000, the Company introduced its third generation TDMA FWT, the PHONECELL(R) SX4 TDMA FWT. The PHONECELL(R) SX4 TDMA FWT is IS-136 compliant, incorporates the Company's latest product innovations including platform miniaturization and feature enhancements, and utilizes a transceiver made by Ericsson Radio Systems AB. Also in 2000 the Company introduced the PHONECELL(R) SX4D TDMA Desktop Phone providing basic voice communications in a cost-effective package with an integrated handset. This product was designed in cooperation with the initial customer, Telcel, the largest wireless carrier in Mexico.

In fiscal year 1999, the Company entered into a five (5) year distribution agreement with Motorola, allowing the Company to distribute a CDMA (Code Division Multiple Access) FWT made by Motorola. In July 2000, Motorola announced the discontinuance of that product and their exit from the WLL business. The terms of that discontinuance are still under discussion. Meanwhile the Company is pursuing obtaining its own CDMA technology license, allowing the Company to develop and manufacture its own CDMA FWT.

The Company believes that its future success depends on its ability to continue to meet customers' needs through product innovation, rapid time-to-market with new products, and superior "in market" customer support. Telular works closely with long distance carriers, cellular service providers, telecommunications infrastructure suppliers and equipment manufacturers to develop new fixed wireless products for global WLL market and other wireless market segments. Current product lines deploy the major worldwide cellular air interface standards: GSM, TDMA, CDMA and AMPS. Development programs are progressing for next generation digital technologies.

The Company's research and development staff is focused on developing a steady stream of competitive products addressing Fixed Wireless Terminal and Cellular Alarm Transmission System market opportunities. Its technology competence encompasses all major cellular air-interface standards, which is reflected in the broadest product line offering in the industry. Additionally, the Company has developed innovative products addressing many other market categories such as Wireless Pay Phones, Least Call Routing systems and Telemetry. Telular's expertise in engineering products to operate reliably in the rigorous environments of many developing countries has been recognized as a core design competence. In addition to developing products incorporating the latest in advanced technologies, the research and development staff continually investigates methods by which the Company can improve the cost of its products. The Company expects to introduce a number of new PHONECELL(R) and TELGUARD(R) models during fiscal year 2001 that will further secure its position as the industry leader in its market segments.

SALES AND MARKETING

International Sales   The international marketplace is characterized by new
and repeat sales to established cellular wireless operators throughout the world.

The Company has built international sales and marketing teams consisting of industry professionals with experience in the Middle East, Latin America, Asia, Europe, Africa and the USA. It has regional sales offices in Vernon Hills, Illinois; Atlanta, Georgia; Miami, Florida; Oxford, England and Singapore. Additionally, the Company has strong distributors in markets where they add value. The ability to provide on-site customer technical assistance and support has been identified as a key competitive advantage for Telular, and the regional offices are staffed to provide this important service.

U.S. Sales   The Company markets both PHONECELL(R) and TELGUARD(R) products in the USA directly through its sales groups in Vernon Hills, Illinois and Atlanta, Georgia, respectively. With the deployment of PCS networks in the USA, the Company is focusing on establishing product development and supply relationships with network operators, PCS transceiver/infrastructure manufacturers and telecommunications infrastructure suppliers. The Company's TELGUARD(R) line is marketed almost exclusively in the USA. Primary customers are alarm installation companies, alarm system distributors and, via direct sales to major corporate customers.

SERVICE AND SUPPORT

The Company believes that providing customers with comprehensive pre-sales and post-sales support is critical to maintaining a competitive position in the wireless telecommunications equipment industry. The experience of many wireless operators is limited to providing commodity wireless handsets to subscribers through third party distributors and fulfillment companies. To successfully deploy FWTs, the Company trains the operator on how to market and distribute its product and how to address customer support. The Company will often bring in a third party to handle local ware housing, distribution, activation, installation assistance, post-sales customer support and warranty issues.

The Company offers warranty and repair service for its products through three primary methods: (1) advance replacement kits shipped as warranty with orders, (2) in-house service and sales support technicians and engineers at its Vernon Hills, Illinois and Hauppauge, New York facilities, as well as at its regional sales offices, and (3) authorized third party service centers in various regions of the world.

ERICSSON RELATIONSHIP

In 1997, the Company entered into a non-exclusive limited field of use patent license agreement with Ericsson Radio Systems AB of Sweden. Ericsson is the world's leading wireless infrastructure provider with over 100,000 employees in more than 140 countries. The Company receives a per unit royalty for fixed wireless terminal products covered under this agreement that are manufactured and marketed by Ericsson.

In 1999, the Company entered into an agreement with Ericsson Radio Systems AB of Sweden for the supply and distribution of FWT product incorporating the TDMA digital cellular standard. Under this agreement, the Company may benefit from increased sales activity arising from Ericsson's extensive worldwide infrastructure sales organization and relationships with the world's leading telecommunications operators.

This agreement provides for the Company and Ericsson to work jointly in several key areas. The Company will purchase TDMA transceivers from Ericsson to incorporate into its PHONECELL(R) TDMA Fixed Wireless products. The Company and Ericsson also agreed to conduct joint product development activities to support the integration of Ericsson transceivers into new Telular TDMA Fixed Wireless products. In 2000, this resulted in the joint development of Telular's PHONECELL(R) SX4D TDMA Desktop Phone. The Company received an order for $67.5 million of the SX4D TDMA Desktop Phones to the largest wireless carrier in Mexico on September 13, 2000. Also in 2000, the Company introduced the PHONECELL(R) SX4e TDMA Dual Band/Dual Mode Fixed Wireless Terminal (FWT), incorporating a TDMA transceiver from Ericsson. Often referred to as Tri-Mode, the new PHONECELL(R) SX4e FWT is designed for applications that require both 800 MHz and 1900 MHz digital TDMA frequencies, as well as the 800 MHz analog AMPS frequency. This product was designed specifically for applications in the U.S. market where multi-frequency capability is a requirement.

Further, Ericsson may include Telular's PHONECELL(R) TDMA products in its product portfolio to provide carriers with a complete solution for fixed cellular applications. Ericsson also may promote the sale of the Company's PHONECELL(R) TDMA products in connection with its infrastructure sales activities.

The Company competes directly with Ericsson in markets where Ericsson offers FWT products incorporating digital cellular standards other than TDMA.

MOTOROLA RELATIONSHIP

In 1990, the Company entered into a cross-license agreement with Motorola, Inc., under which the Company licensed to Motorola certain rights to manufacture, sell and use its Invention. The cross-license agreement allows the Company to use Motorola's transceivers in the Company's products. Using the Invention, Motorola sells fixed cellular products, and other companies purchase Motorola's interface for inclusion in their own fixed cellular products. The Company receives a per unit royalty for any products sold that are covered by the Company's patents. Motorola is a competitor with the Company for analog AMPS and digital CDMA products both domestically and internationally.

In 1993, the Company entered into an agreement with Motorola, whereby Motorola acquired a 20% interest in the Company. After dilution due to the issuance of additional shares of Common Stock by the Company, Motorola now owns approximately 9.4% of the outstanding shares of the Company. This agreement provided the Company with access to certain of Motorola's engineering, technical service and other resources on a fee basis, subject to availability. In addition, Motorola makes its cellular transceivers available for purchase by the Company for use in its products as available.

In 1995, the Company expanded its relationship with Motorola. The Company was awarded a contract to supply a customized version of its ETACS PHONECELL(R) product to Motorola's Cellular Infrastructure Group (CIG) for deployment in existing and future WLL projects in Hungary.

In 1999, the Company entered into a five year OEM distribution agreement whereby the Company distributes fixed products made by Motorola's CIG for the CDMA cellular radio standard. The CIG products utilize the Company's Invention and CIG pays the Company a royalty on each unit that CIG sells to customers other than the Company. In 2000, Motorola CIG announced the discontinuance of their fixed wireless products. Discussions concerning Motorola's obligations under the agreement are ongoing. (See Item 7 for further discussion).

LUCENT RELATIONSHIP

In 2000, the Company entered into an agreement with Lucent Technologies, whereby Lucent is a non-exclusive distributor for the Company's PHONECELL(R) TDMA products in North America. The agreement covers the supply of Telular's PHONECELL(R) TDMA Fixed Wireless Terminals, to be marketed by Lucent to U.S. cellular and personal communications services (PCS) network operators whose networks are based on the IS-136 TDMA wireless standard.

MANUFACTURING

Fabrication of the Company's products is accomplished through a combination of in-house assembly and contract manufacturing. Contract manufacturers make and test printed circuit boards for the Company. The final assembly of PHONECELL(R) and TELGUARD(R) products is performed at the Company's facility in Vernon Hills, Illinois, except for the PHONECELL(R) SX4D TDMA Desktop Phones which are manufactured in Hermosillo, Mexico.

The Company has developed proprietary testing equipment and procedures to conduct comprehensive quality control and quality assurance throughout the manufacturing and assembly process. Quality programs are a high priority at the Company. The Vernon Hills facility is ISO 9001 certified and compliant. The Company's quality assurance department works closely with contract manufacturers to ensure compliance to the strict quality standards of the Company.

The Company contracts with a variety of suppliers to buy several critical components of its products, including some cellular transceivers. In 1998, the Company began designing and producing its own cellular radio transceivers for the AMPS and GSM PHONECELL(R) product lines. In 1999, the Company began designing products that utilize TDMA cellular transceivers manufactured by Ericsson Radio Systems AB.

EXECUTIVE OFFICERS

The executive officers of the Company and their ages as of November 10, 2000 are as follows:

Name                         Age      Position

Kenneth E. Millard           53       Chief Executive Officer and President
Daniel D. Giacopelli         42       Executive Vice President and Chief
                                      Technology Officer
Jeffrey L. Herrmann          35       Executive Vice President, Chief
                                      Operating Officer, Chief Financial
                                      Officer and Secretary
Daniel C. Wonak              52       Senior Vice President, Marketing
James M. Hawthorne           40       Senior Vice President, TELGUARD(R) Sales

Kenneth E. Millard has served as Director, President and Chief Executive Officer of the Company since April 1996. Mr. Millard served as President and Chief Operating Officer of Oncor Communications, based in Bethesda, Maryland from 1992 to 1996. He worked for Ameritech from 1982 to 1992 where he served as President and Chief Executive Officer of Michigan Bell Telephone Company from 1989 to 1992. Prior to 1989, he held the positions of Senior Vice President of Corporate Strategy for three years and Senior Vice President and General Counsel of Ameritech for four years. From 1972 to 1982, Mr. Millard worked for AT&T and Wisconsin Bell as an attorney.

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

Jeffrey L. Herrmann has served as Executive Vice President, COO, CFO and Secretary of the Company and Secretary of the Company's Board of Directors since December 15, 1999. Prior to that he served as Senior Vice President, CFO and Secretary of the Company and Secretary of the Company's Board of Directors since July 22, 1997. Mr. Herrmann had previously been Corporate Controller of the Company since April 1997. Prior to that Mr. Herrmann held financial management positions with Bell & Howell Company (1994-1997) and R.R. Donnelley & Sons Company (1992-1994). Mr. Herrmann worked for Arthur Andersen & Company from 1987 to 1992.

Daniel C. Wonak was appointed Senior Vice President, Marketing on July 10, 2000. From 1998 to 2000, Mr. Wonak was Marketing Director for the Coherent OEM Division of Tellabs. From 1995 to 1998, Mr. Wonak served as Vice President of Marketing and Vice President and General Manager for Coherent Communications Corporation. Prior to that he was a Vice President for XL Vision, Inc. from 1993 to 1995, President and CEO for HETRA Computer and Communications Industries, Inc. from 1988 to 1993 and Vice President Engineering for Extel Corporation from 1982 to 1988.

James M. Hawthorne has served as Senior Vice President, TELGUARD(R) Sales since November 4, 1997. From 1996 to 1997, Mr. Hawthorne served as Regional Manager for King Alarm Distributors. Prior to that, Mr. Hawthorne served as National Sales Manager for C&K Systems, Inc. from 1986 to 1996. From 1984 to 1986, Mr. Hawthorne was Director of Technical Publications for Radionics, Inc.

EMPLOYEES

The Company has 147 employees, of which 32% are in sales and marketing, 24% in engineering and product development, 31% in manufacturing and 12% in finance and administration. None of the Company's employees are represented by organized labor.

COMPETITION

The FWT industry consists of large domestic and international telecommunications equipment companies, many of which have substantially greater resources than those of the Company, and includes companies such as Motorola, Nokia, Ericsson, LGIC and Hyundai. The Company also competes with a number of smaller companies that have arisen in markets where enforcement of the Company's patent protection is not available or practicable. The Company competes primarily on the basis of its product quality and reliability, state-of-the-art technology and enhanced features, rapid product innovation and customer support. The Company's interface and its related technology have been, and will continue to be, afforded substantial protection in those markets in which it holds patents.

The wireless telecommunications industry is experiencing significant change, such as deregualtion, the upgrade of cellular systems from analog to digital, the deployment of additional PCS networks and the emergence of next generation broadband networks. The rate at which this change occurs and the success of new technologies may have a material effect on the rate at which the Company expands its business. The Company continues to invest in research and development in order to meet the technological advances in the industry and stay abreast of changes in cellular standards and end-user requirements.

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

Better focus/commitment - In the WLL market, the Company's only business is FWTs. Typically, the largest competitors sell FWTs in support of their primary focus-their network infrastructure business.

More experience - The Company has been in the FWT business for 14 years and the Cellular Alarm Transmission business for nine years and has deployed its units in more than 130 countries worldwide, which is reflected in the quality and reliability of its products.

Broader product line - The Company offers both analog and digital FWTs that operate on the world's major cellular air-interface standards. In addition, these are non-proprietary open standards, which enable an operator certain advantages in selecting from a broader range of equipment and services suppliers.

The Company's participation in the Cellular Alarm Transmission industry is focused on the USA market. The competitive environment has been previously dominated by a few major equipment suppliers, who have leveraged proprietary systems to maintain their market share. Some of these suppliers have vertically integrated up the distribution chain to include ownership of distribution channels as well. As a result, the pace of technological change to date in the industry has lagged that of the telecommunications sector generally.

The Company has adopted an "innovator" role, and has competed successfully by introducing innovative new wireless technology into the marketplace. The Company's value proposition is enabled through its products providing greater signaling reliability, interface compatibility over a wide range of manufacturers' alarm equipment, simple installation and operational cost efficiencies. The Company is selectively entering into distribution agreements with a number of leading distributors and fulfillment companies that will give the Company substantially increased points of presence in the marketplace. Some of these companies also compete directly with the Company on products. Although the Company derives some benefits through its owned and licensed patents, its competitive success is not substantially based on its patents.

PATENTS, LICENSES AND OTHER INTELLECTUAL PROPERTY

The Company's success in the United States depends to an extent upon its ability to obtain and enforce intellectual property rights for its technology in the United States. With respect to its interface technology, the Company currently has 13 issued patents and 7 pending patent applications in the United States, as well as 53 foreign patents and 21 pending foreign patent applications. The Company has successfully defended many of its patents in court.

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

Other Patents

In 1992 and 1994, additional patents were granted to the Company (U.S. Patent Nos. 5,134,651 and 5,361,297) for a method and apparatus for providing answer supervision and an autonomous pay telephone. The Company has been granted several additional patents for self-diagnostics systems, payphones and answer supervision both in the USA and abroad. In 1995 and 1997, the Company was granted three U.S. patents relating to self-diagnostic systems for cellular transceiver systems for both local and remote reporting. (U.S. Patent Nos.:
5,469,494; 5,859,894 and 5,966,428). These patents cover a system for providing diagnostics reporting of a fixed wireless terminal initiated either at the terminal or remotely by the cellular provider. Also in 1999, the Company was granted U.S. Patent 5,946,616 entitled "Concurrent Wireless/ Landline Interface Apparatus and Method" which allows the easy adaptation of an unused telephone line as a cellular line for use throughout the wired facility. On March 7, 2000, U.S. Patent No. 6.035,220 was granted to the Company entitled "Method of Determining End-of-Dialing for Cellular Interface Coupling a Standard Telephone to the Cellular Network."

Applicability of the Company's Patents to Emerging Wireless Technologies Although the Company believes its intelligent interface can be adapted to accommodate emerging wireless technologies, there can be no assurance that these new applications will fall within the scope of the existing patent protection.

Licensing of Technology

The Company has granted licenses to a number of other companies, which include the following:

Motorola				(See Motorola Relationship)
Ericsson Radio Systems AB		(See Ericsson Relationship)
Nokia Mobile Phones, Ltd.               (limited non-exclusive field of
                                         use and limited geographic license)
Andrew Corporation                      (limited non-exclusive field of
                                         use and limited geographic license)

Trademarks and Other Proprietary Information

The Company has 9 registered trademarks, which are: Telular (block), TELULAR plus design, CELJACK, PCSone, TELCEL, Hexagon Logo, PHONECELL, TELGUARD, and CPX. In addition, the Company has six registered Mexican trademarks covering the names and logos used for some of its products. The Company has 70 other foreign trademark registrations and 5 other foreign trademark applications.

ITEM 2.  PROPERTIES

The Company leases, pursuant to a renewable ten-year lease that began January 1, 1997, 72,000 square feet for its corporate headquarters in Vernon Hills, Illinois. In addition to serving as corporate headquarters, the facility houses manufacturing, sales, marketing, finance and administrative functions. The Company leases, pursuant to a renewable five-year lease that began October 10, 1997, 20,000 square feet of space for its engineering center in Hauppauge, New York. The Company leases space for its international sales offices in Weston, Florida; Abingdon, Oxfordshire, England and Singapore. The Company leases space to house its TELGUARD(R) salesforce in Lithia Springs, Georgia.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

The Company's Common Stock trades publicly on the Nasdaq National Market System under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 2000, 1999 and 1998, as reported by Nasdaq. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions. All stock sales prices reflect a 1-for-4 reverse stock split which occurred January 27, 1999.

                    QUARTER ENDED DURING FISCAL YEAR 2000

              December 31    March 31    June 30    September 30
              -----------    --------    -------    ------------
     High       $22.25        $32.00     $ 15.00       $21.50
     Low        $ 1.00        $ 9.63     $  5.38       $10.75

                    QUARTER ENDED DURING FISCAL YEAR 1999

              December 31    March 31    June 30    September 30
              -----------    --------    -------    ------------
     High       $  4.00       $  2.65    $  3.63       $  3.00
     Low        $  2.00       $  1.44    $  1.56       $  1.69

                    QUARTER ENDED DURING FISCAL YEAR 1998

              December 31    March 31    June 30    September 30
              -----------    --------    -------    ------------
     High       $16.12        $12.36     $10.00        $  7.76
     Low        $ 7.64        $ 7.24     $ 7.36        $  3.84

On November 10, 2000, there were approximately 360 shareholders of record, 11,700 beneficial shareholders and 12,670,559 shares of Common Stock outstanding. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended September 30, 2000, the Company issued 46,713 shares of Common Stock to the law firm of Hamman and Benn in lieu of a cash payment of $116,274 for legal services. The Company also issued 3,586 shares of Common Stock to the law firm of Bellows and Bellows in lieu of a cash payment of $5,372 for legal services.

Each of the forgoing issuances of the Company's Common Stock did not involve a public offering of securities, and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1993, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

The following table is a summary of certain condensed statement of operations and balance sheet information of the Company. The table sets forth selected historical financial data of the Company for the years ended September 30, 2000, 1999, 1998, 1997 and 1996. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing elsewhere in this report.

                                        Year ended September 30, 2000
                                      (In thousands, except share data)

                                  2000      1999      1998      1997      1996
                                ------    ------    ------    ------    ------
Statement of operations data:
Net product sales             $ 37,413  $ 34,829  $ 38,784  $ 48,417  $ 27,271
Net royalty and royalty
 settlement revenue              2,703     1,948     1,652       551       646
                                ------    ------    ------    ------    ------
Total revenue                   40,116    38,062    40,436    48,968    27,917
Cost of sales                   29,463    30,392    30,571    37,881    23,906
                                ------    ------    ------    ------    ------
                                10,653     7,670     9,865    11,087     4,011

Operating expenses              17,143    18,434    20,697    16,753    19,936
Restructuring                        -         -         -         -    11,019
                                ------    ------    ------    ------    ------
Loss from operations            (6,490)  (10,764)  (10,832)   (5,666)  (26,944)
Net other income                   584       182       428       364       351
                                ------    ------    ------    ------    ------
Net loss                        (5,906)  (10,582)  (10,404)   (5,302)  (26,593)

Less-amortization of
preferred stock beneficial
conversion discount                  -         -         -    (2,222)        -

Less-cumulative dividend on
redeemable preferred stock         (29)     (805)     (895)     (395)        -
                                ------    ------    ------    ------    ------
Loss applicable to common
shares                         $(5,935) $(11,387) $(11,299) $ (7,909) $(26,593)

Basic and diluted loss per
common share                   $  (.49) $  (1.27) $  (1.36) $  (1.00) $  (3.84)

As of September 30                2000      1999      1998      1997      1996
                                ------    ------    ------    ------    ------
Balance sheet data:
Working capital               $ 28,171  $ 19,117  $ 28,193  $ 39,033  $ 26,557
Total assets                    44,586    35,328    48,812    57,553    41,939
Long term debt                   1,900         -         -         -     1,500
Stockholders' equity            35,679    14,991    20,682    25,699    30,770

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment (CPE) with cellular-type transceivers for use in wireless communication networks in the Cellular and PCS bands. Applications of the Company's technology include fixed wireless telecommunications as a primary access service where wireline systems are unavailable, unreliable or less economical, as well as wireless backup systems for wireline telephone systems and wireless security and alarm monitoring signaling. The Company's principal product lines are: PHONECELL(R), a line of fixed wireless terminals (FWTs), and TELGUARD(R), a line of cellular alarm transmission systems.

Currently, the Company is devoting a substantial portion of its resources to international market development, extension of its core product line to new wireless standards, expansion, protection and licensing of its intellectual property rights and development of underlying radio technology.

The Company's operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements Pursuant to the Securities Litigation Reform Act that is set forth in Exhibit 99 to this document.

OVERVIEW

Major trends driving the market for the Company's products include a broad consumer acceptance of cellular communications, rapid privatization of telecommunications in developed and developing countries, adoption of digital wireless transmission standards that enhance network capacity and service, service network providers' acceptance of FWTs as cost-effective answers to customer demand for improved telecommunications and the trend of licensing multiple operators in a given region, which intensifies competition among wireless service providers to capture additional minutes of usage and the potential for a large wireline bypass market.

Wireless Local Loop (WLL), which is the core of the Company's prospects for the PHONECELL(R) business in developing countries, involves cellular infrastructure employed predominately (and sometimes exclusively) for the fixed location user. Continued growth of the WLL market depends primarily on the pricing of WLL airtime service to the customer relative to available wireline prices, the relative local availability of WLL and wireline service, operator regulatory constraints on fixed cellular, and availability of money in a given country. These factors have contributed to an increase in the number of new cellular networks, primarily in Brazil, China, India, Mexico, Spain and Turkey.

Wireless alternative access, which represents the majority of the Company's current sales in developed countries, has primarily involved an alternative to existing wireline systems, and where wireline service is unavailable, unreliable or less economical, placing FWTs on cellular networks built for mobile cellular phones to provide regular telephone service. Management anticipates that additional FWT markets for wireless alternative access applications will develop as existing cellular networks mature and new networks and services are introduced. As capacity and price competition increase on new and existing cellular networks and the growth rate in new cellular phone subscribers slows, mobile cellular operators will be forced to look for new revenue sources. FWTs provide an excellent opportunity for cellular network operators, as they are less costly to support than mobile units (permanently linked to a specific cell site), generate more average airtime, and operate mainly at off-peak times. The number of FWTs presently operating on these networks is driven by the relative price for airtime, as well as by the large installed base of mobile networks worldwide. The Company has a number of undertakings that embody its strategy to capitalize on the alternate access growth it anticipates for FWTs.

The Company's strategy is to leverage its' fourteen years of experience in the market, internationally-accepted products and court-tested patents into a continuing leadership position in the rapidly developing FWT equipment industry. Global telecommunications equipment manufacturers together with national and international service providers are increasingly sharing the Company's vision that wireless cellular systems in both developed and developing countries are well suited for use as basic telephone service networks.

The Company believes that its future success depends on its ability to continue to meet customer's needs through product innovation, rapid time-to-market with new products, and superior "in market" customer support. Telular works closely with cellular service providers, telecommunications infrastructure suppliers and equipment manufacturers, to develop new fixed wireless products for global WLL and other fixed wireless markets. Current product lines deploy the major worldwide cellular air interface standards:
GSM, TDMA, CDMA, and AMPS. Development programs are progressing for next generation digital technologies.

The Company's research and development staff is highly focused on developing a steady stream of competitive products addressing Fixed Wireless Terminal and Cellular Alarm Transmission System market opportunities. Its technology competence encompasses all major cellular air-interface standards, which is reflected in the broadest product line offering in the industry.

During fiscal year 2000, the Company improved its FWT market position on GSM and TDMA radio standards. The Company introduced a voice, fax and data version of the PHONECELL(R) SX4 GSM FWT in both 900 MHz and 1800 MHz bands and PHONECELL(R) SX4D GSM Deskphones in both 900 MHz and 1800 MHz bands. The Company introduced its third generation TDMA FWT, the PHONECELL(R) SX4 TDMA FWT. The PHONECELL(R) SX4 TDMA FWT is IS-136 compliant, incorporates the Company's latest product innovations including platform miniaturization and feature enhancements, and utilizes a transceiver made by Ericsson Radio Systems AB. Also in 2000 the Company introduced the PHONECELL(R) SX4D TDMA Desktop Phone providing basic voice communications in a cost-effective package with an integrated handset. During fiscal year 1999, the Company entered into a 5 year distribution agreement with Motorola, allowing the Company to distribute a CDMA FWT made by Motorola. In July 2000 Motorola announced the discontinuance of that product and their exiting the WLL business. The terms of that discontinuance are still under discussion. Meanwhile the Company is pursuing obtaining its own CDMA technology license, allowing the Company to develop and manufacture its own CDMA FWT.

RESULTS OF OPERATIONS

Fiscal Year 2000 Compared To Fiscal Year 1999

Net Product Sales. Net product sales to unrelated parties of $37.4 million for the fiscal year ended September 30, 2000 increased 7% from $34.8 million for the fiscal year ended September 30, 1999. Sales of PHONECELL(R) products increased 11% from $26.6 million during the fiscal year 1999 to $29.6 million for fiscal year 2000. The increase resulted primarily from larger shipments to the Dominican Republic and in the United States during the current year. The sale of TELGUARD(R) products decreased approximately 8% from $11.4 million during fiscal year 1999 to $10.5 million during fiscal year 2000. Net product sales to related parties of approximately $1.3 million during fiscal year
1999 represents sales of radios and components to Motorola. There were no radio and component sales to Motorola during fiscal year 2000.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased 39% from $1.9 million during fiscal year 1999 to $2.7 million during fiscal year 2000. The fiscal year 2000 amount includes $1.5 million of royalty revenue from Motorola and $1.0 million for the royalty revenue from Andrew Corporation. There was $0.9 million of royalty settlement revenue from Motorola and no royalty settlement revenue from Andrew in fiscal year 1999. The Company had an option agreement (Option Agreement) with Motorola, whereby the Company provided engineering services, at their typical rates, over a three-year period ending November 10, 1998. The 1999 Motorola royalty settlement revenue represents the final payment relating to liquidated damages owed the Company by Motorola in connection with the Option Agreement.

Cost of Sales. Cost of sales decreased from $30.4 million for fiscal year 1999 to $29.5 million for fiscal year 2000. During the third quarter of fiscal year 1999 the Company recorded a one-time special charge of $1.5 million to write-off its Extended Total Access Communication System (ETACS) and obsolete CDMA inventories. On June 30, 1999, the Company decided to exit the ETACS business and to offer a new generation of CDMA products, which are purchased for resale the Company. Cost of sales is 73 percent of total revenue for fiscal year 2000 compared to 76 percent, after excluding the $1.5 million one-time charge to cost of sales, for fiscal year 1999.

Engineering and Development Expenses. Direct engineering and development expenses of $5.2 million for fiscal year 2000 decreased approximately 7% or $0.4 million compared to fiscal year 1999. In fiscal year 1999 and prior the Company had increasing engineering and development expenses as a result of efforts to bring several new lower cost products and a wider range of products to market. Many new products were completed and introduced to market during that year, and therefore the Company has reduced engineering and development expenses, primarily through reductions in material costs and contracted engineering services. The engineering and development expenses are 13% of total revenue for fiscal year 2000 compared to 15% for fiscal year 1999.

Selling and Marketing Expenses. Selling and marketing expenses of $ 7.3 million for fiscal year 2000 were the same as fiscal year 1999. The $7.3 million represents 18% and 19% compared to sales for fiscal years 2000 and 1999, respectively.

General and Administrative Expenses (G&A). G&A for fiscal year 2000 decreased 9% to $4.1 million from $4.5 million for fiscal year 1999. The decrease consists primarily of reduced legal fees for the successful patent defense in New Zealand which was initiated in fiscal year 1999.

Provision for Doubtful Accounts. Provision for doubtful accounts decreased $0.3 million during fiscal year 2000, compared to fiscal year 1999. The decline was the result of a reduction in overdue accounts.

Amortization. Amortization expense decreased $0.3 million during fiscal year 2000 compared to fiscal year 1999, due to certain intangible assets, which became fully amortized during the first 6 months of fiscal year 1999.

Other Income. Other income for fiscal year 2000 increased by $0.4 million compared to fiscal year 1999. The increase is primarily due to higher interest income, as a result of larger average cash balances during fiscal year 2000 compared to fiscal year 1999. The increase in interest income more than offset the interest expense resulting from the new revolving line of credit.

Net loss. The Company recorded a net loss of $5.9 million or $0.48 per share for fiscal year 2000 compared to a net loss of $10.6 million or $1.18 per share for fiscal year 1999. Excluding the $1.5 million one-time charge to write-off certain inventories, the net loss of $9.1 million or $1.01 per share for fiscal year 1999, compares to net loss of $5.9 million or $0.48 per share for fiscal year 2000.

Net Loss Applicable to Common Shares. After giving effect to the cumulative preferred stock dividend, net loss applicable to common shares of $5.9 million or $0.49 per share for fiscal year 2000 compares to a net loss of $11.4 million or $1.27 per share for fiscal year 1999.

Fiscal Year 1999 Compared to Fiscal Year 1998

Net Product Sales. Net product sales of $34.8 million for the fiscal year ended September 30, 1999 decreased 10% from $38.8 million for the fiscal year ended September 30, 1998. Sales of PHONECELL(R) products decreased 12% from $30.1 million during fiscal year 1998 to $26.6 million for fiscal year 1999. The decrease resulted primarily from lower shipments to Africa and Philippines during the 1999 fiscal year, but also due to economic turmoil in Asia in general and in specific areas of South America. Mexico and Dominican Republic had increased sales, and partially offset weaker sales in the other regions. The Company shipped $10.9 million of PHONECELL(R) products to Guinea, West Africa and Philippines during fiscal year 1998. There were no sales to these destinations in fiscal year 1999. The sale of TELGUARD(R) products increased approximately 11% from $10.3 million during fiscal year 1998 to $11.4 million during fiscal year 1999. Net product sales to related parties of approximately $1.3 million represents sales of radios and components to Motorola.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased from $1.7 million during fiscal year 1998 to $1.9 million during fiscal year 1999. The fiscal year 1998 amount included $1.2 million for the royalty settlement with ORA Electronics, Inc. The fiscal year 1999 amount includes $0.9 million of royalty settlement revenue from Motorola. The settlement is the final payment relating to the Option Agreement with Motorola. The above payment, together with favorable changes in terms granted to the Company by Motorola in connection with the Hungary project, comprise the balance of liquidated damages owed the Company by Motorola in connection with the Option Agreement and the Hungary project contract. Further, in connection with the above settlement, the Company agreed to reduce certain present and future royalties from Motorola.

Cost of Sales. Cost of sales decreased from $30.6 million for year fiscal year 1998 to $30.4 million for fiscal year 1999. During the third quarter of fiscal year 1999 the Company recorded a one-time special charge of $1.5 million (or $.17 per share) to write-off its ETACS and old CDMA inventories. On June 30, 1999, the Company decided to exit the ETACS business and to offer a new generation of CDMA products, which are purchased for resale by the Company. Excluding this one-time charge, cost of sales for fiscal year 1999 of $28.9 million, or 76 percent of sales, compares to $30.6 million, or 76 percent of sales, for fiscal year 1998.

Engineering and Development Expenses. Engineering and development expenses of $5.6 million for fiscal year 1999 decreased approximately 32% or $2.6 million compared to fiscal year 1998. During fiscal year 1998, the Company had increased engineering and development expenses as a result of efforts to bring several new lower cost products and a wider range of products to market. Many of the products were completed and introduced to market during that year, therefore, the Company has reduced engineering and development expenses, primarily through reductions in material costs and contracted engineering services.

Selling and Marketing Expenses. Selling and marketing expenses of $ 7.3 million for fiscal year 1999 were approximately the same as the $7.2 million during fiscal year 1998. The $7.3 million and the $7.2 million represents 19% and 18% compared to sales for fiscal years 1999 and 1998, respectively.

General and Administrative Expenses (G&A). G&A for fiscal year 1999 increased 2% to $4.5 million from $4.4 million for fiscal year 1998. The increase related to legal fees for patent defense in New Zealand.

Provision for Doubtful Accounts. Provision for doubtful accounts increased $0.4 million during fiscal year 1999, compared to fiscal year 1998. The increase is a result of the Company providing reserves for three accounts where the Company's potential exposure exceeds its insurance coverage.

Amortization. Amortization expense decreased slightly during fiscal year 1999 compared to fiscal year 1998, due to certain intangible assets, which became fully amortized during the first 6 months of fiscal year 1999.

Other Income. Other income for fiscal year 1999 decreased by $0.2 million compared to fiscal year 1998. The decrease is primarily due to lower interest income, due to reduced cash balances, during fiscal year 1999 compared to fiscal year 1998.

Net loss. The Company recorded a net loss of $10.6 million or $1.18 per share for fiscal year 1999 compared to a net loss of $10.4 million or $1.25 per share for fiscal year 1998. Excluding the $1.5 million one-time charge to write-off certain inventories, the net loss of $9.1 million or $1.01 per share for fiscal year 1999, compares to net loss of $10.4 million or $1.25 per share for fiscal year 1998.

Net Loss Applicable to Common Shares. After giving effect to the cumulative preferred stock dividend of $0.8 million for fiscal year 1999, net loss applicable to common shares of $11.4 million or $1.27 per share compares to a net loss of $11.3 million or $1.36 per share for fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2000, the Company had $20.5 million in cash and cash equivalents and working capital of $28.2 million. This stems from a net increase in cash and cash equivalents of $10.6 million during fiscal year 2000, compared to a net decrease in cash and cash equivalents of $9.9 million during fiscal year 1999.

The Company used $1.6 million of cash for operating activities during fiscal year 2000 compared to $7.9 million for fiscal year 1999. The decrease in cash used for operations is the result of reductions in cost of sales, operating expenses and inventories. Cash used in capital spending of $0.8 million for fiscal year 2000 compares to $1.5 million for fiscal year 1999. Cash generated from financing activities during fiscal year 2000 of $14.9 million consists of the proceeds from the issuance of common stock and borrowings under the revolving line of credit. During fiscal year 1999, $0.4 million was used for financing activities.

During fiscal year 1999, the Company entered into an agreement with ACT Manufacturing, which covers the manufacturing of circuit card assemblies and final assemblies of the Company's products. The agreement may be terminated by default of either party or by mutual consent. As of September 30, 2000, the Company had $5,571 in open purchase commitments relative to this agreement.

On March 3, 2000, the Company issued 444,444 shares of Common Stock for $9.5 million, which is net of issuance costs of $0.5 million, including $0.1 of Common Stock issued to the Company's placement agent. The Common Stock was issued to investors under the provisions of Regulation D of the United States Securities Act of 1933, as amended. In connection with this financing, the Company issued 358,407 shares of Common Stock Warrants to investors and the placement agent. The Common Stock Warrants have strike prices which range from $12.27 to $31.56 per share and expire during the period from March 2, 2005 through April 11, 2005. The fair value of these Common Stock Warrants of $2.3 million was determined using the Black-Scholes method and had no net effect on the Company's equity.

On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5 million (the Loan). In accordance with the agreement, 100% of the outstanding amount of the Loan is collateralized in cash. At September 30, 2000, the Company had approximately $1.9 million of available borrowings under the Loan, of which $1.9 million was outstanding. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003, and carries interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells. The Warrants have a strike price of $16.29 per share and expire on January 6, 2005. The value of the Warrants was accounted for as deferred financing costs, and was recorded at the fair value of the financing fees of $0.2 million. The deferred financing costs are included in other assets and are being amortized over the life of the Loan.

The Company expects to use the proceeds from its recent equity financing and borrowings under the Loan to fund working capital requirements, to fund future product development efforts and to sustain significant levels of cash reserves which are required to qualify for large sales opportunities.

In September 2000, the Company received an order for $67.5 million of its PHONECELL(R) SX4D TDMA Desktop Phones from the largest wireless carrier in Mexico. The Company expects to be paid in advance of shipments to this customer.

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

Based upon observed trends, the Company believes that the market for FWTs will experience substantial growth over the next five years. The Company has identified significant near term opportunities in Brazil, China, India, Mexico, Spain, Turkey and the USA. Each of these markets will develop at a different pace, and the sales cycle for these regions are likely to be several months or quarters, but market indications are positive. The Company is well positioned with a wide range of products to capitalize on these market opportunities.

Since its inception, the Company has relied on Motorola for cellular transceivers and other products. In April 1999, Motorola agreed to supply the Company with complete FWT products for the CDMA market for a period of five (5) years. The Company has shipped several thousand Motorola supplied CDMA FWTs over the last 16 months to its customers.

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

Meanwhile, the Company is pursuing the license needed to develop and manufacture its own CDMA FWT. The Company expects to make the CDMA FWTs available for sale in the third quarter of fiscal year 2001.

FORWARD LOOKING INFORMATION

Statements contained in this document, other than historical statements, consist of forward-looking information. The Company's actual results may vary considerably from those discussed in the "Outlook" section and elsewhere in this document as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the Company's revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to this document, include the risk that technological change could render the Company's technology obsolete, ability to protect intellectual property rights in its products, unfavorable economic conditions could lead to lower sales of products, the risk of litigation, the Company's ability to develop new products, the Company's dependence on contractors and Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, dilution of ownership to stockholders resulting from financing activities, volatility of Common Stock price, the effects of control by existing shareholders, intense industry competition and uncertainty in the development of wireless service generally.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

On March 2, 1998, the Company received 300,000 shares of ORA Electronics, Inc. common stock ("ORA stock") in connection with the settlement of patent litigation. ORA stock is traded on Nasdaq's Over The Counter (OTC) system. Although ORA stock is subject to price fluctuations associated with all securities that are traded on the OTC system, the Company has the right to receive additional shares of ORA stock to ensure the fair market value of the settlement consideration received in stock is equivalent to $1.5 million on February 1, 2002.

The Company frequently invests available cash and cash equivalents in short term instruments such as: certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of September 30, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in this document.

        Report of Independent Auditors

        Consolidated Balance Sheets as
        of September 30, 2000 and 1999

        Consolidated Statements of
        Operations for the years ended
        September 30, 2000, 1999 and 1998

        Consolidated Statements of
        Stockholders' Equity for the years
        ended September 30, 2000, 1999 and 1998

        Consolidated Statements of
        Cash Flows for the years ended
        September 30, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Telular Corporation


We have audited the accompanying consolidated balance sheets of Telular Corporation as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

October 27, 2000

                               Telular Corporation
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)
                                                           September 30
                                                         2000       1999
                                                     --------  ---------
    Assets
    Current assets:
      Cash and cash equivalents                      $ 20,527  $   9,972
      Short term investment                               147          -
      Receivables:
       Trade, less an allowance for doubtful
        accounts of $104 and $103, respectively         6,771      6,670
       Royalties due from related parties                 900        483
                                                     --------  ---------
      Total receivables                                 7,671      7,153
      Inventories, net                                  6,391      8,770
      Prepaid expenses and other current assets           442        502
                                                     --------  ---------
    Total current assets                               35,178     26,397
    Restricted cash                                     1,900          -
    Property and equipment, net                         4,266      5,202
    Other assets:
      Excess of cost over fair value of net
       assets acquired,less accumulated
       amortization of $1,822 and $1,303, respectively  3,073      3,592
      Deposits and other                                  169        137
                                                     --------  ---------
    Total other assets                                  3,242      3,729
                                                     --------  ---------
    Total assets                                    $  44,586  $  35,328
                                                    =========  =========

    Liabilities and stockholders' equity
    Current liabilities:
      Accounts payable:
       Trade                                        $   2,872  $   2,450
       Related parties                                  2,037      1,738
      Accrued liabilities                               2,098      3,092
                                                     --------  ---------
    Total current liabilities                           7,007      7,280

    Long term revolving line of credit                  1,900          -

    Commitments and contingencies                           -          -
                                                     --------  ---------
    Total liabilities                                   8,907      7,280
                                                     --------  ---------
    Redeemable preferred stock:
      Series A convertible preferred stock,
       $.01 par value; no liquidation preference
       at September 30, 2000 and $12,775 at
       September 30, 1999; 21,000 shares authorized
       at September 30, 2000 and 1999; no shares
       outstanding at September 30, 2000, and 11,350
       shares outstanding at September 30, 1999             -     13,057

    Stockholders' equity:
      Preferred stock, $.01 par value;
        9,979,000 shares authorized and
        none outstanding at September 30, 2000
        and 1999, respectively                              -          -
      Common stock, $.01 par value;
        75,000,000 shares authorized;
        12,661,942 and 9,563,004 outstanding, at
        September 30, 2000 and 1999, respectively         127         97
      Additional paid-in capital                      148,627    123,730
      Deficit                                        (112,780)  (106,845)
      Accumulated other comprehensive loss               (295)      (384)
      Treasury stock, no shares at
        September 30, 2000 and 140,000
        shares at September 30, 1999, at cost               -     (1,607)
                                                     --------  ---------
    Total stockholders' equity                         35,679     14,991
                                                     --------  ---------
    Total liabilities and stockholders' equity      $  44,586  $  35,328
                                                    =========  =========

    See accompanying notes.

                              Telular Corporation
                      Consolidated Statements of Operations
                        (In Thousands, Except Share Data)

                                                    Year ended September 30
                                                    2000      1999      1998
                                               ---------  --------  --------
    Revenue
      Net product sales to unrelated parties    $ 37,413  $ 34,829  $ 38,784
      Net product sales to related party               -     1,285         -
                                               ---------  --------  --------
        Total net product sales                   37,413    36,114    38,784
      Royalty and royalty settlement revenue       2,703     1,948     1,652
                                               ---------  --------  --------
        Total revenue                             40,116    38,062    40,436
    Cost of sales                                 29,463    30,392    30,571
                                               ---------  --------  --------
                                                  10,653     7,670     9,865
    Operating Expenses
      Engineering, research and development        5,162     5,568     8,159
      Selling                                      7,309     7,270     7,248
      General and administrative                   4,119     4,543     4,380
      Provision for (recovery of) doubtful accounts   28       290       (72)
      Amortization                                   525       763       982
                                               ---------  --------  --------
    Loss from operations                          (6,490)  (10,764)  (10,832)

    Other income (expense)
      Interest income                                983       562     1,327
      Interest expense                              (151)      (25)      (19)
      Other                                         (248)     (355)     (880)
                                               ---------  --------  --------
                                                     584       182       428
                                               ---------  --------  --------
    Net loss                                      (5,906)  (10,582)  (10,404)
    Less:  Cumulative dividend
     on redeemable preferred stock                   (29)     (805)     (895)
                                               ---------  --------  --------
    Loss applicable to common shares           $  (5,935)$ (11,387)$ (11,299)
                                               ========== =========  ========

    Basic and diluted loss per common share      $ (0.49)  $ (1.27)  $ (1.36)
                                               ========== =========  ========
    Weighted-average number of
     common shares outstanding                12,183,022 8,976,640 8,307,342

    See accompanying notes.

                                       Telular Corporation
                           Consolidated Statements of Stockholders' Equity
                                         (In Thousands)


                                                             Accumulated
                                       Additional               Other                   Total
                      Preferred  Common  Paid-in             Comprehensive Treasury  Stockholder's
                        Stock    Stock   Capital    Deficit   Income(Loss)    Stock      Equity
                      ---------  ------ ---------   -------   ------------- --------  -------------
 Balance at
   September 30, 1997       $-     $322  $111,143  $(84,159)            $-  $(1,607)       $25,699
 Comprehensive loss:
   Net loss for year ended
   September 30, 1998        -        -         -   (10,404)             -        -        (10,404)
   Unrealized gain
   on investments            -        -         -         -             75        -             75
                                                                                          ---------
   Comprehensive loss                                                                      (10,329)
 Proceeds from the issances
   of common stock           -        2       148         -              -        -            150
 Conversion of redeemable
   preferred stock to
   common stock              -       15     3,753         -              -        -          3,768
 Stock issued in connection
   with the purchase of
   Wireless Domain           -        5     1,714         -              -        -          1,719
 Deferred compensation
   related to stock options  -        -       138         -              -        -            138
 Dividends on redeemable
   preferred stock           -        -         -      (895)             -        -           (895)
 Stock issued in connection
   with services relating to
   redeemable preferred stock-        1       149         -              -        -            150
 Stock issued for services
   and compensation          -        1       281         -              -        -            282

                      ---------  ------ ---------   -------   ------------- --------  -------------
 Balance at
   September 30, 1998      $ -     $346   $117,326 $(95,458)           $75  $(1,607)       $20,682

 Comprehensive loss:
   Net loss for year ended
    September 30, 1999       -        -          -  (10,582)             -        -        (10,582)
   Unrealized loss
    on investments           -        -          -        -           (459)       -           (459)
                                                                                          ---------
 Comprehensive loss                                                                        (11,041)
 Conversion of redeemable
   preferred stock to
   common stock              -       18      5,591        -              -        -          5,609
 Deferred compensation
   related to stock options  -        -        165        -              -        -            165
 Dividends on redeemable
   preferred stock           -        -          -     (805)             -        -           (805)
 One-for-four stock exchange -     (269)       269        -              -        -              -
   and compensation          -        2        379        -              -        -            381

                      ---------  ------ ---------   -------   ------------- --------  -------------
 Balance at
   September 30, 1999      $ -      $97   $123,730 $(106,845)        $(384) $(1,607)       $14,991
 Comprehensive loss:
   Net loss for year ended
    September 30, 2000       -        -          -    (5,906)            -        -         (5,906)
   Unrealized loss
    on investments           -        -          -        -             89        -             89
                                                                                          ---------
 Comprehensive loss                                                                         (5,817)
 Common stock and
   warrants issued in
   private placement         -        4      9,629        -              -        -          9,633
 Stock options exercised     -        5      1,740        -              -    1,607          3,352
 Conversion of redeemable
   preferred stock to
   common stock              -       21     13,065        -              -        -         13,086
 Deferred compensation
   related to stock options  -        -        140        -              -        -            140
 Dividends on redeemable
   preferred stock           -        -          -      (29)             -        -            (29)
 Stock issued for services
   and compensation          -        -        323        -              -        -            323


                      =========   ====== =========   =======  ============= ========  =============
 Balance at
   September 30, 2000      $ -     $127   $148,627 $(112,780)        $(295) $     -        $35,679
                      =========   ====== ========= ==========  ============= ======== =============

    See accompanying notes.

                              Telular Corporation
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                               Year ended September 30
                                              2000      1999      1998
                                          ---------  --------  --------
    Operating activities
    Net loss                               $(5,906) $(10,582) $(10,404)

    Adjustments to reconcile net
     loss to net cash provided by
     (used in) operating
     activities:
      Depreciation                           1,737     1,804     1,622
      Amortization                             525       763       982
      Inventory obsolescence expense           404     2,119     1,819
      Provision for (recovery of)
       doubtful accounts                        28       290       (72)
      Compensation expense related
       to stock options and grants             140       165       138
      Common stock issued for
       services and compensation               128       381       432
      Loss on sale of short term investment      3         -         -
      Changes in assets and liabilities:
       Receivables                            (129)   (2,492)    2,912
       Related party receivables              (417)      785     3,402
       Inventories                           1,975       705    (3,982)
       Prepaid expenses, deposits, and other   151       679    (1,117)
       Accounts payable                        422    (2,688)      985
       Related party payables                  299       553    (2,455)
       Accrued liabilities                    (994)     (429)       18
                                          ---------  --------  --------
    Net cash used in operating activities   (1,634)   (7,947)   (5,720)

    Investing activities
    Proceeds from the sale
       of short term investment                  5         -         -
    Increase in restricted cash             (1,900)        -         -
    Acquisition of property and equipment     (801)   (1,510)   (2,877)
    Acquisition of licenses and technology       -         -      (150)
                                          ---------  --------  --------
    Net cash used in investing activities   (2,696)   (1,510)   (3,027)

    Financing activities
    Proceeds from revolving line of credit   1,900         -         -
    Proceeds from issuances of common stock 12,985         -       150
    Payments for the issuance of
     redeemable preferred stock                  -      (425)        -
                                          ---------  --------  --------
    Net cash provided by (used in)
     financing activities                   14,885      (425)      150
                                          ---------  --------  --------
    Net increase (decrease) in cash
     and cash equivalents                   10,555    (9,882)   (8,597)
    Cash and cash equivalents,
     beginning of period                     9,972    19,854    28,451
                                          ---------  --------  --------
    Cash and cash equivalents, end
     of period                             $20,527   $ 9,972   $19,854
                                          =========  ======== =========
    Supplemental cash flow information
    Interest paid                          $   134   $    25   $    19
                                          =========  ======== =========

    See accompanying notes.

                             TELULAR CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Share Data)

1.  DESCRIPTION OF BUSINESS

Telular Corporation (the Company) operates in two business segments, divided among its two principal product lines: PHONECELL(R) a line of Fixed Wireless Terminals (Fixed Wireless Terminals) and TELGUARD(R) a line of Cellular Alarm Transmission Systems (Security Products). The Company designs, engineers, and manufactures component elements and complete telecommunications equipment assemblies and other complementary products and markets such products domestically and internationally by sale, lease, or license.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Telular-Adcor Security Products and Telular International, Inc. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition - Product sales and associated costs are recognized at the time of shipment of products. Royalty revenues calculated as a percentage of sales by the licensee are recognized upon notification of sales by the licensee. Non-refundable royalty payments, for which the company has no future obligations, are recognized when received.

Cash Equivalents - Cash equivalents consist of highly liquid investments that have maturities of three months or less from the date of purchase.

Financial Instruments - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Credit risks with respect to trade receivables are limited due to the diversity of customers comprising the Company's customer base. For its international sales, the Company generally receives irrevocable letters of credit that are confirmed by U.S. banks or purchases international credit insurance to reduce its credit risk. The Company performs ongoing credit evaluations and charges uncollectible amounts to operations when they are determined to be uncollectible.

Inventories - Inventories are stated at the lower of first in, first out
(FIFO) cost or market.

Net Loss Per Share - Basic and diluted net loss per share are computed based upon the weighted-average number of shares of common stock outstanding. Common shares issuable upon the exercise of options, warrants and redeemable preferred stock are not included in the per share calculations since the effect of their inclusion would be anti-dilutive.

Comprehensive Loss - The Company adopted FASB Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income (SFAS No. 130). Comprehensive income is defined by SFAS No. 130 as net income plus other comprehensive income, which, under existing accounting standards includes foreign currency items, minimum pension liability and unrealized gains and losses on certain investments in debt and equity securities. Comprehensive income is reported by the Company in the consolidated statement of stockholders' equity.

                             TELULAR CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, Except Share Data)

Segment Disclosures - The Company adopted the FASB Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See Note 7).

Derivative Instruments and Hedging Activities - In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is required to be adopted in years beginning after June 15, 2000. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this statement will have a significant effect on the Company's financial position and results of operations.

Reclassifications - Certain amounts in the September 30, 1999 and1998 financial statements have been reclassified to conform to the September 30, 2000 presentation.

Reverse Stock Split - The number of shares of the Company's Common Stock (Common Stock) outstanding, the weighted average number of Common shares outstanding and basic and diluted net loss per share amounts have all been restated to reflect the one-for-four (1:4) reverse stock split of the Company's Common Stock on January 27, 1999.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line and accelerated methods over the assets useful lives ranging from 3 to 10 years.

Investments - Management determines the appropriate classification of equity securities as of each balance sheet date. Available-for-sale securities are carried at fair value, based upon quoted market prices, with the unrealized gains and losses reported as a separate component of stockholders' equity. Interest, dividends, and realized gains and losses on securities classified as available-for-sale are included in income.

Income Taxes - The Company accounts for income taxes in accordance with FASB Statement of Financial Accounting Standard No. 109, "Accounting For Income Taxes" (SFAS No. 109), which requires that the liability method be used in accounting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws in effect at the date of the financial statements.

                             TELULAR CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (In Thousands, Except Share Data)

Intangible Assets - Intangible assets consist primarily of license and technology agreements, which are being amortized over the lives of the related agreements ranging from 2 to 10 years, using the straight-line method.

Excess of Cost Over Fair Value of Net Assets Acquired - The excess of cost over fair value of net assets acquired (goodwill) is amortized based on the straight-line method over ten years.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Stock-Based Compensation Expense - The Company accounts for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and has adopted the disclosure alternative of FASB Statement of Financial Accounting Standard, "Accounting for Stock-Based Compensation" (SFAS No. 123). The Company accounts for stock-based compensation awards to nonemployees using the fair value method prescribed in SFAS No. 123.

Fair Value of Financial Instruments - The carrying values reported in the consolidated balance sheet for receivables and accounts payable approximate their fair values at September 30, 2000 and 1999.

3. INVENTORIES

Inventories consist of the following:
                                                       September 30
                                                       2000    1999
                                                      ------  ------
                 Raw materials                        $2,770  $3,873
                 Finished goods                        3,832   5,481
                                                      ------  ------
                                                       6,602   9,354
                 Less: Reserve for obsolescence          211     584
                                                      ------  ------
                                                      $6,391  $8,770
                                                      ======  ======

                             TELULAR CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (In Thousands, Except Share Data)

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                       September 30
                                                       2000    1999
                                                      ------  ------
                 Computer equipment                   $2,784  $2,637
                 Shop equipment                        6,510   5,870
                 Office equipment                      1,079   1,066
                 Leasehold improvements                1,464   1,464
                 Security equipment held
                  for rent                               333     333
                                                      ------  ------
                                                      12,171  11,370
                 Less: Accumulated depreciation        7,905   6,168
                                                      ------  ------
                                                      $4,266  $5,202
                                                      ======  ======

5. INVESTMENTS

On March 2, 1998, the Company received 300,000 shares of ORA Electronics, Inc., formerly Alliance Research Corporation, common stock, valued at $450, as part of a litigation settlement. The investment is classified as available-for-sale, and is recorded as the short term investment at its fair value of $147 at September 30, 2000. At September 30, 1999, the fair value of this investment is $66 and is included in other assets due to restrictions on selling the stock which were withdrawn during fiscal year 2000 (See Note
16).

6. INCOME TAXES

The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. Federal statutory rate is due to net operating losses not being benefited. Accordingly, there is no provision for income taxes for the fiscal years ended September 30, 2000, 1999, and 1998. On September 30, 2000, the Company had net operating loss carryforwards of approximately $102,757 for income tax purposes that begin expiring in 2008. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                             TELULAR CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (In Thousands, Except Share Data)

 Significant components of the Company's deferred tax assets are as follows:


                                                       September 30
                                                       2000    1999
                                                      ------  ------
                 Deferred tax assets:
                 Reserve for inventories             $    82 $   227
                 Allowance for doubtful accounts          40      40
                 Certain intangible assets             2,492   2,897
                 Other                                   493     361
                 Research and development tax credit   1,397   1,397
                 Net operating loss carryforwards     39,870  37,496
                                                      ------  ------
                 Total deferred tax assets            44,374  42,418
                 Valuation allowance                  44,374  42,418
                                                      ------  ------
                 Net deferred tax assets             $     - $     -
                                                      ======  ======

The valuation allowance increased by $1,956 during the fiscal year ended September 30, 2000, due principally to the increase in the net operating loss carryforwards in 2000.

Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards may be subject to annual limitations.

7. SEGMENT REPORTING

The Company, which is organized on the basis of products and services, has two reportable business segments, Fixed Wireless Terminals and Security Products. The Company designs, develops, manufactures and markets both fixed wireless terminals and security products. Fixed wireless terminals bridge wireline telecommunications customer premises equipment with cellular-type transceivers for use in wireless communication networks. Security products provide wireless backup systems for both commercial and residential alarms.

Export sales of fixed wireless terminals represent 78%, 79%, and 75% of total fixed wireless net sales for the years ending September 30, 2000, 1999, and 1998, respectively.

Export sales of security products were insignificant for years ending September 30, 2000, 1999 and 1998.

                             TELULAR CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (In Thousands, Except Share Data)

    Segment Reporting                    2000      1999      1998
                                        ------    ------    ------
                                              ($ In millions)
      Revenue
        Fixed Wireless Terminals       $29,571   $26,638   $30,130
        Security Products               10,545    11,424    10,306
                                        ------    ------    ------
        Total                           40,116    38,062    40,436

      Net Loss From Consolidated
      Operations
        Fixed Wireless Terminals        (4,188)  (10,093)  (10,009)
        Security Products               (1,718)     (489)     (395)
                                        ------    ------    ------
        Total                           (5,906)  (10,582)  (10,404)

      Tangible Long-Lived Assets, net
        Fixed Wireless Terminals         3,094     4,017     4,974
        Security Products                1,172     1,185       522
                                        ------    ------    ------
        Total                            4,266     5,202     5,496

      Capital Expenditures
        Fixed Wireless Terminals           597       751     2,378
        Security Products                  204       759       499
                                        ------    ------    ------
        Total                              801     1,510     2,877

      Depreciation and Amortization
        Fixed Wireless Terminals         2,045     2,443     2,479
        Security Products                  217       124       125
                                        ------    ------    ------
        Total                            2,262     2,567     2,604

For the fiscal year ending September 30, 2000, one customer located in the Dominican Republic, accounted for 21% of Fixed Wireless Terminal revenue and two customers, both located in the U.S., accounted for 19% and 15%, respectively, of the security products revenue. For the fiscal year ending September 30, 1999, two customers located in Mexico and Dominican Republic, accounted for 26% and 17%, respectively, of the Fixed Wireless Terminal revenue and two customers, both located in the U.S., accounted for 30% and 13%, respectively, of the security products revenue. For the fiscal year ending September 30, 1998, two customers from Guinea, West Africa and the Philippines, accounted for 26% and 10%, respectively, of the Fixed Wireless Terminal revenue and two customers, both located in the U.S. accounted for 29% and 17%, respectively, of the security products revenue.

                             TELULAR CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (In Thousands, Except Share Data)

8. REVOLVING LINE OF CREDIT

On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5 million (the Loan). In accordance with the agreement, 100% of the outstanding amount of the Loan is collaterized in cash. At September 30, 2000, the Company had approximately $1.9 million of available borrowings under the Loan, of which $1.9 million was outstanding. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003, and carries interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells. The Warrants have a strike price of $16.29 per share and expire on January 6, 2005. The value of the Warrants was accounted for as deferred financing costs, and was recorded at the fair value of the financing fees of $195. The deferred financing costs are included in other assets and are being amortized over the life of the Loan.

9. REDEEMABLE PREFERRED STOCK

During the year ending September 30, 1997, the Company issued 20,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") for $18,375, which is net of issuance costs of $1,200. The Preferred Stock includes the equivalent of a 5% annual stock dividend ($29, $805 and $895 at September 30, 2000, 1999 and 1998, respectively).

As of September 30, 1999, 8,650 shares of Preferred Stock had been converted into 1,583,865 shares of Common Stock. On October 15, 1999, the final 11,350 shares of Preferred Stock automatically converted into 2,146,540 shares of Common Stock (the Mandatory Conversion). On October 18, 1999, the previous holders of the Preferred Stock notified the Company that they disagree with the conversion formula the Company used to process the Mandatory Conversion. In Form SC-13G filings with the Securities and Exchange Commission in October and December 1999, certain of the previous holders noted that based upon their interpretation of Mandatory Conversion formula, the holders were entitled to an aggregate of 4,247,834 additional shares of the Company's Common Stock. The Company has not received any further claim or communication from the previous holders. The Company believes that it processed the conversion correctly and that the claim by previous holders of Preferred Stock is unfounded.

10. RELATED PARTY TRANSACTIONS

Pursuant to the terms of a 1993 Stock Purchase Agreement, the Company issued and sold 956,060 shares of Common Stock to Motorola, Inc. (Motorola) in exchange for cash proceeds of $11,000, access to specified services of Motorola, and certain transceiver supply and pricing arrangements. On April 26, 1994, Motorola exercised its option to purchase 232,187 additional shares from certain major shareholders. Among other things, the Stock Purchase Agreement contains restrictions on certain actions that would adversely impair the rights of Motorola and on the sale of additional Company stock to strategic investors, as defined.

                             TELULAR CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (In Thousands, Except Share Data)

In addition, the Company has a patent license agreement with Motorola, the Company receives a royalty for each unit leased, used, or sold by Motorola. The agreement will remain in effect for the life of the patents by country, unless either party in accordance with the terms of the agreement terminates it. For the years ended September 30, 2000, 1999, and 1998, royalty income earned by the Company pursuant to the Motorola agreement was approximately $1,525, $1,948, and $350, respectively.

The Company also had an agreement with Motorola, whereby the Company provided engineering services, at its typical rates, over a three-year period ending November 10, 1998. For the years ended September 30, 1999 and 1998, payments received under this agreement were approximately $1,000 and $1,900. No payments were received under this agreement for the year ended September 30, 2000.

In 1999, the Company entered into a five year OEM distribution agreement whereby the Company distributes fixed products made by Motorola's Cellular Infrastructure Group (CIG) for the Code Division Multiple Access (CDMA) cellular radio standard. The CIG products utilize the Company's technology and CIG pays the Company a royalty on each unit that CIG sells to customers other than the Company.

In 2000, Motorola CIG announced the discontinuance of their fixed wireless products. Discussions concerning Motorola's obligations under the agreement are ongoing.

Accounts receivable from Motorola were $900 and $483 as of September 30, 2000 and 1999, respectively.

Purchases from Motorola totaled approximately $9,114, $6,404, and $8,020 for the years ended September 30, 2000, 1999, and 1998, respectively.


Accounts payable to Motorola, were approximately $2,037 and $1,738 for the fiscal years ended September 30, 2000 and 1999, respectively.

11. COMMITMENTS

The Company occupies certain facilities under lease agreements and rents certain equipment under various lease agreements expiring through February 28,2007. Rent expense for the years ended September 30, 2000, 1999, and 1998 was approximately $1,137, $997, and $806, respectively. Future minimum obligations under noncancelable operating leases are as follow:

                            2001            $1,010
                            2002               965
                            2003               789
                            2004               703
                            2005               676
                            Thereafter         990
                                             -----
                            Total           $5,133
                                             =====

                             TELULAR CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (In Thousands, Except Share Data)

During fiscal year 1999, the Company entered into an agreement with ACT Manufacturing, which covers the manufacturing of circuit card assemblies and final assemblies of the Company's products. The agreement may be terminated by default of either party or by mutual consent. As of September 30, 2000, the Company had $5,571 in open purchase commitments relative to this agreement.

12. CAPITAL STOCK AND STOCK OPTIONS

On March 3, 2000, the Company issued 444,444 shares of Common Stock for $9,533 which is net of issuance costs of $467, including $100 of Common Stock issued to the Company's placement agent. The Common Stock was issued to investors under the provisions of Regulation D of the United States Securities Act of 1933, as amended. In connection with this financing, the Company issued 358,407 shares of Common Stock Warrants to investors and the placement agent. The Common Stock Warrants have strike prices which range from $12.27 to $31.56 per share and expire during the period from March 2, 2005 through April 11, 2005. The fair value of these Common Stock Warrants of $2,264 was determined using the Black-Scholes method and had no net effect on the Company's equity.

The Company has a Stock Incentive Plan (the Plan). Under the Plan, options to purchase shares of Common Stock may be granted to all employees. Stock options have been granted to all officers and employees of the Company pursuant to the Plan. These stock options will vest either immediately or over a period of up to seven years. All stock options, if not exercised or terminated, will terminate either on the sixth or the tenth anniversary of the date of grant. In October 1997, the Company reset the exercise price for all outstanding options.

Outside of the Plan, the Company has entered into stock option agreements (the Stock Option Agreements) with former employees. Under these Stock Option Agreements, certain employees were granted options before the Company's 1994 initial public offering. These options were granted at exercise prices, which range from $3.72 to $92.00 per share, as determined by the Board of Directors, and represented the estimated fair market values of the Company's Common Stock at the grant date. These options are fully vested and, those not exercised or cancelled, will terminate on the tenth anniversary of the date of grant.

Stock Option Agreements are issued annually to the independent directors of the Company in lieu of compensation as directors and members of committees of the Board of Directors which, if not exercised or terminated, will terminate on the tenth anniversary of the date of grant.

                             TELULAR CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (In Thousands, Except Share Data)

The following table displays all stock option activity, including stock options granted to all employees and the Stock Option Agreements.

                             2000                1999                1998
                       -------------------------------------------------------
                                Weighted-          Weighted-          Weighted-
                                Average            Average            Average
                       Options  Exercise  Options  Exercise  Options  Exercise
                       (000's)   Price    (000's)   Price    (000's)   Price
                       -------------------------------------------------------
Outstanding at
 beginning of year      1,205    $ 7.71      688   $12.56       445   $18.24
Granted                   406      8.40      742     3.31       386    11.60
Exercised                (461)     7.30        -        -       (40)    3.72
Canceled                 (149)     5.59     (225)    7.97      (103)   17.60
Outstanding at         -------------------------------------------------------
 end of year            1,001    $ 8.27    1,205   $ 7.71       688   $12.56
                       =======================================================

Weighted average
fair value of
Options granted
during the period                $ 4.39            $ 1.06             $ 2.72

The following table summarizes information about options outstanding at September 30, 2000:

                                 Weighted-
                   Outstanding    Average    Weighted-  Exercisable  Weighted-
       Range of       as of      Remaining    Average      as of      Average
       Exercise      9/30/00    Contractual   Exercise    9/30/00     Exercise
       Prices        (000's)       Life        Price      (000's)      Price
    -------------    -------      -------     -------     -------     -------
     1.44 -  2.06       202        5.13         1.88         15         2.02
     2.13 -  3.75       256        6.10         3.69         85         3.71
     5.84 - 11.38       174        6.17         9.78         25         9.72
    11.50 - 15.25       307        5.59        12.35        125        12.26
    17.56 - 39.00        62        4.52        23.54         26        28.10
                     -------      -------     -------     -------     -------
                      1,001        5.67         8.27        276        10.31
                     =======      =======     =======     =======     =======

The above tables do not include 318,642 of options tentatively granted to officers and employees by the Board of Directors on September 6, 2000. These options have been granted subject to shareholder approval on January 30, 2001.

                             TELULAR CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (In Thousands, Except Share Data)

At September 30, 2000, the Company has reserved 1,750,000 shares of Common Stock, of which 1,009,514 are available for issuance in connection with the Plan.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, which also requires that the information be determined as if the Company had accounted for its Options granted subsequent to October 1, 1995, under the fair value method of that Statement. The fair value of Options was estimated at the date of grant using a Black-Scholes stock option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rate of 6.0%; a weighted-average expected life of the Options of four years; and no dividend yield. For the volatility factor of the expected market price of the Common Stock, the weighted average assumptions of 60%, 35%, and 35% were used for 2000, 1999, and 1998, respectively.

The Black-Scholes stock option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, stock option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                     2000         1999        1998
                                  ---------    ---------   ---------
Pro forma net loss applicable
 to common shares                 $ (7,102)    $(12,002)   $(11,655)

Pro forma basic and diluted
 loss per common share               (0.58)       (1.34)      (1.40)

13. MAJOR CUSTOMERS

For the year ended September 30, 2000, the Company derived approximately $6,070 (15%) of its total revenues from one customer, Tricom, Inc. As of September 30, 2000, $72 was included in accounts receivable from Tricom, Inc. For the year ended September 30, 1999, the Company derived approximately $4,422 (12%) and $6,840 (18%) of its total revenues from two customers, Tricom, Inc. and Radiomovil S.A., respectively. As of September 30, 1999, $2.2 million was included in accounts receivable from Radiomovil, S.A. For the year ended September 30, 1998, the Company derived approximately $4,266 (11%) and $7,369 (19%) of its total revenues from two customers, Qualcomm, Inc. and Guinea Sotelgui S.A., respectively.

                             TELULAR CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (In Thousands, Except Share Data)

14. EXPORT SALES

Export sales were approximately $23,198, $20,963, and $30,010 for the years ended September 30, 2000, 1999, and 1998, respectively. Export sales were primarily to the Caribbean and Latin American (CALA) and European, Middle Eastern, and African (EMEA) regions during the years ended September 30, 2000 and 1999, and to the Asian and EMEA regions during the year ended September 30, 1998.

15. CONTINGENCIES

The Company is involved in legal proceedings, which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, based upon the opinion of the Company's counsel, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated results of operations or financial position.

16. LITIGATION SETTLEMENTS

On March 2, 1998, the Company reached settlement in its patent infringement case against ORA Electronics, Inc. and received the following from ORA Electronics, Inc.: $500 in cash, a $1,000 promissory note, 300,000 shares of ORA Electronics, Inc. common stock ("ORA stock") with a fair market value of $450 (See Note 5) and the right to receive additional shares of ORA stock to ensure the fair market value received in stock is equivalent to $1,500 on February 1, 2000. On February 18, 2000, the Company agreed to defer its right to receive additional shares of ORA stock to February 1, 2002, and received the right to sell the shares of ORA stock currently held. On February 23, 2000, the Company received the final balloon payment of $250 pursuant to the promissory note from ORA. On February 1, 2002, the Company shall distribute to the Hamman & Benn and Jones, Bell et al., the Company's legal representation, 27% and 8% respectively of the stock value or stock of ORA Electronics, Inc, totaling $367. The Company recorded royalty and royalty settlement revenue of approximately $1,176 during fiscal year 1998 which is equivalent to the fair market value of cash and assets received on March 2, 1998, net of legal fees of $633.

On September 8, 1998, the Company reached settlement through arbitration in its contract termination case with Global Tel Link Corporation. The arbitrator awarded Global Tel Link Corporation $618 in damages which is included in other expenses for the year ended September 30, 1998.

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

                             TELULAR CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      (In Thousands, Except Share Data)

17. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company may match employee contributions on a discretionary basis. There were no matches and therefore, no amounts charged against operations related to the Company's match for the years ended September 30, 2000, 1999, and 1998.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2000, 1999, and 1998

                                           Three months ended
                            December 31   March 31   June 30   September 30
                            -----------   --------   -------   ------------
Fiscal year ended 2000
Total revenue                 $9,021      $9,654     $10,679     $10,762
Gross profit                   1,858       2,777       2,638       3,380
Net loss                      (2,354)     (1,475)     (1,411)       (666)
Basic and diluted loss
 per common share               (.21)       (.12)       (.11)       (.05)

Fiscal year ended 1999
Total revenue                 $8,211      $8,362     $10,684     $10,805
Gross profit                   1,791       2,514       1,100       2,265
Net loss                      (2,691)     (1,998)     (3,216)     (2,677)
Basic and diluted loss per
common share                    (.33)       (.25)       (.38)       (.31)

Fiscal year ended 1998
Total revenue                $12,687     $11,054      $8,657      $8,038
Gross profit                   2,774       3,359       1,982       1,750
Net loss                      (2,041)     (1,812)     (2,548)     (4,003)
Basic and diluted loss per
common share                    (.28)       (.24)       (.36)       (.48)

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Reference is made to the information contained under the caption Directors of the Company in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 2000.

The names and information about the executive officers is provided in Item 1. of this document under the caption Executive Officers.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 2000, which is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 2000, which is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Relationships and Related Transactions in the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 2000, which is incorporated herein.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1.   The following financial statements are included in Part II,
          Item 8 of this Form 10-K.

          Report of Independent Auditors

          Consolidated Balance Sheets as of September 30, 2000 and 1999

          Consolidated Statements of Operations for the years ended September 30, 2000, 1999 and 1998

          Consolidated Statements of Stockholders' Equity for the years ended September 30, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the years ended September 30, 2000, 1999 and 1998

          Notes to Consolidated Financial Statements

     2. The following financial statement Schedule VIII Valuation and Qualifying Accounts for the years ended September 30, 2000, 1999 and 1998 is filed as part of this current report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.


  Item 14(a) 2.  Schedule VIII - Valuation and Qualifing Accounts

                                                     TELULAR CORPORATION

                                               VALUATION AND QUALIFYING ACCOUNTS
                                                       (in thousands)

                                                               Charged
                                     Balance at  Charged to    to other                 Balance
                                     Beginning   Costs and     accounts- Deductions     at end
  Description                        of Period   Expenses      Describe   Describe     of period
  -------------------------------    ---------  ---------     --------- ---------     ---------
  Period Ended September 30, 2000

  Accumulated Amortization of
  Intangible Assets                 $    2,392 $      525     $       0 $  (1,095) (1) $  1,822
  Valuation Allowance of Deferred
  Tax Asset                             42,418      1,956 (2)         0         0        44,374
  Allowance for Doubtful Accounts          103         28             0       (27) (4)      104
  Inventory Reserve                        584        404             0      (777) (3)      211

  Period Ended September 30, 1999

  Accumulated Amortization of
  Intangible Assets                 $    1,630 $      762     $       0 $       0      $  2,392
  Valuation Allowance of Deferred
  Tax Asset                             37,882      4,536 (2)         0         0        42,418
  Allowance for Doubtful Accounts          112        299             0      (308) (4)      103
  Inventory Reserve                        603      2,119             0    (2,138) (3)      584

  Period Ended September 30, 1998

  Accumulated Amortization of
  Intangible Assets                 $      671  $     959     $       0 $       0     $   1,630
  Valuation Allowance of Deferred
  Tax Asset                             33,338      4,544 (2)         0         0        37,882
  Allowance for Doubtful Accounts          426          0             0      (314) (4)      112
  Inventory Reserve                        523      1,819             0    (1,739) (3)      603


(1)  Amount represents assets fully amortized and netted against the reserve during the period.

(2)  Amount represents the valuation amount for deferred taxes, which reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(3)  Inventory disposed

(4)  Accounts receivable written-off



     3.   Exhibits

    Number    Description                             Reference
    ------    -----------------------------------     ------------------------
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

    10.11     Amendment No. 4 to Patent Cross         Filed as Exhibit 10.11
              Liscense Agreement between Motorola,    to Form 10-Q
              Inc. filed and the Company, dated       August 13, 1999 (1)
              May 3, 1999

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

    10.27     Employment Agreement with Daniel D.     Filed as Exhibit 10.22
              Giacopelli                              to Form 10-Q filed
                                                      February 13, 1998

    10.29     OEM Equipment Purchase Agreement        Filed as Exhibit 10.27
              with Motorola for WAFU                  to Form10-Q filed
              dated April 30, 1999                    August 13, 1999 (1)

    10.30     Agreement for the Purchase of Telular   Filed as Exhibit 10.1
              Fixed Telephony Digital Cellular        to Form 8-K filed
              Telephones Dated as of September 13,    September 13, 2000 (1)
              2000, among Telular Corporation,
              Radiomovil DIPSA, S.A. de C.V., and
              BrightStar de Mexico S.A. de C.V. (1)

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



(b) Reports on Form 8-K

    The Company filed one (1) report on Form 8-K during the three months ended September 30, 2000:

         On September 13, 2000, the Company reported that it had entered into an agreement for the sale of wireless products to be distributed in Mexico by BrightStar Corporation. Under the terms of the agreement between the Company, Radiomovil DIPSA, S.A. de C.V and BrightStar Corporation, the company will manufacture and sell its PHONECELL(R) SX4D TDMA-800 Deskphone for a total contract price of $67.5 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Telular Corporation

Date: December 27, 2000                     By: /s/ KENNETH E. MILLARD
                                            Kenneth E. Millard
                                            President, Chief Executive Officer
                                            and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                 Title                          Date
  ---------------------------  ---------------------         -----------------
  /s/ WILLIAM L. DE NICOLO     Chairman of the Board         December 27, 2000
  -------------------------
      William L. De Nicolo

  /s/ KENNETH E. MILLARD       President, Chief Executive    December 27, 2000
  -------------------------    Officer and Director
      Kenneth E. Millard

  /s/ DANIEL D. GIACOPELLI     Chief Technology Officer,     December 27, 2000
  -------------------------    EVP and Director
      Daniel D. Giacopelli

  /s/ JEFFREY L. HERRMANN      Chief Operating Officer,      December 27, 2000
  -------------------------    Secretary and EVP
      Jeffrey L. Herrmann

  /s/ ROBERT L. ZIRK           Chief Accounting Officer      December 27, 2000
  -------------------------
      Robert L. Zirk

  /s/ JOHN E. BERNDT           Director                      December 27, 2000
  -------------------------
      John E. Berndt

  /s/ LARRY J. FORD            Director                      December 27, 2000
  -------------------------
      Larry J. Ford

  /s/ RICHARD D. HANING        Director                      December 27, 2000
  -------------------------
      Richard D. Haning