Form 10-Q
period 2000-12-31
TELULAR CORP
filed 2001-02-14
CIK 915324

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q


          [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 2000.

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


                   Yes  X                        No

The number of shares outstanding of the Registrant's common stock, par value $.01, as of December 31, 2000, the latest practicable date, was 12,692,641 shares.

                              TELULAR CORPORATION
                                     Index




Part I - Financial Information                                      Page No.

Item 1.  Financial Statements:

          Consolidated Balance Sheets
           December 31, 2000 (unaudited) and September 30, 2000         3

          Consolidated Statements of Operations (unaudited)
           Three Months Ended December 31, 2000 and
           December 31, 1999                                            4

          Consolidated Statement of Stockholders' Equity (unaudited)
           Period from September 30, 2000 to December 31, 2000          5

          Consolidated Statements of Cash Flows (unaudited)
           Three Months Ended December 31, 2000 and
           December 31, 1999                                            6

          Notes to the Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk    13

Part II - Other Information

Item 1.  Legal Proceedings                                             14

Item 2.  Changes in Securities and Recent Sales
          of Unregistered Securities                                   14

Item 6.  Exhibits and Reports on Form 8-K                              15

Signatures                                                             18

Exhibit Index                                                          19


                                 TELULAR CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands, except share data)

                                                    December 31, September 30,
                                                        2000         2000
                                                    ------------ -------------
                                                     (Unaudited)
  ASSETS
    Current assets:
      Cash and cash equivalents                        $  22,613     $  20,527
      Short term investment                                   62           147
      Receivables:
        Trade, net of allowance for doubtful accounts
         of $104 and $104 at December 31, 2000
         and September 30, 2000, respectively              7,707         6,771
        Royalties due from related party                     434           900
                                                    ------------  ------------
                                                           8,141         7,671
      Inventories, net                                    10,381         6,391
      Prepaid expenses and other current asset               591           442
                                                    ------------  ------------
    Total current assets                                  41,788        35,178
    Restricted cash                                        1,900         1,900
    Property and equipment, net                            4,192         4,266
    Other assets:
      Excess of cost over fair value of net assets
       acquired, less accumulated amortization of
       $1,952 and $1,822 at December 31, 2000 and
       September 30, 2000, respectively                    2,943         3,073
      Deposits and other                                     151           169
                                                    ------------  ------------
    Total other assets                                     3,094         3,242
                                                    ------------  ------------
    Total assets                                       $  50,974     $  44,586
                                                    ============  ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable:
       Trade                                           $   7,124     $   2,872
       Related party                                       2,562         2,037
      Accrued liabilities                                  3,459         2,098
                                                    ------------  ------------
    Total current liabilities                             13,145         7,007

    Long-term revolving line of credit                     1,900         1,900

    Commitments and contingencies                              0             0
                                                    ------------  ------------
    Total Liabilities                                     15,045         8,907
                                                    ------------  ------------

    Stockholders' Equity:
      Common stock;  $.01 par value; 75,000,000 shares
       authorized; 12,692,641 and 12,661,942 outstanding
       at December 31, 2000 and September 30, 2000,
       respectively                                          127           127
      Additional paid-in capital                         148,729       148,627
      Deficit                                           (112,629)     (112,780)
      Accumulated other comprehensive (loss)                (298)         (295)

                                                    ------------  ------------
    Total stockholders' equity                            35,929        35,679
                                                    ------------  ------------
    Total liabilities and stockholders' equity         $  50,974     $  44,586
                                                    ============  ============

                                  See accompanying notes

                                 TELULAR CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Dollars in thousands, except share data)
                                     (Unaudited)


                                                Three Months Ended December 31,
                                                           2000          1999
                                                      -----------   -----------
     Net product sales                               $    14,941    $    8,849
     Royalty and royalty settlement revenue                  211           172
                                                      -----------   -----------
     Total revenue                                        15,152         9,021

     Cost of sales                                        10,593         7,163
                                                      -----------   -----------
                                                           4,559         1,858

     Engineering and development expenses                  1,577         1,272
     Selling and marketing expenses                        1,780         1,743
     General and administrative expenses                   1,094         1,068
     Provision for doubtful accounts                           0            25
     Amortization                                            130           136
                                                      -----------   -----------
     Loss from operations                                    (22)       (2,386)

     Other income, net                                       173            32
                                                      -----------   -----------
     Net income (loss)                                $      151    $   (2,354)
                                                      ===========   ===========

     Less: Cumulative dividend on redeemable
           preferred stock                                     0           (28)
                                                      -----------   -----------
     Net income (loss) applicable to common shares    $      151    $   (2,382)
                                                      ===========   ===========

     Net income (loss) per common share:
     Basic                                            $     0.01    $    (0.21)
     Diluted                                          $     0.01    $    (0.21)
                                                      ===========   ===========
     Weighted average number of
      common shares outstanding:
     Basic                                            12,678,988    11,318,007
     Diluted                                          12,672,694    11,318,007
                                                      ===========   ===========

                           See accompanying notes

                                  Telular Corporation

                    Consolidated Statements of Stockholders' Equity
                                    (In Thousands)

                                                                    Accumulated
                                              Additional                Other        Total
                                     Common    Paid-in              Comprehensive  Stockholder's
                                      Stock    Capital    Deficit   Income/(Loss)    Equity
                                     ------   ---------  ---------- -------------  -------------
  Balance at September 30, 2000       $ 127  $ 148,627   $(112,780)      $ (295)      $ 35,679
  Comprehensive income:
   Net income for period from
   October 1, 2000 to
   December 31, 2000                      0          0         151            0            151
   Unrealized loss on investments         0          0           0           (3)            (3)
                                                                                     ----------
  Comprehensive income                                                                     148
                                                                                     ----------
  Deferred compensation related
  to stock options                        0         35           0            0             35

  Stock options exercised                 0         61           0            0             61

  Stock and warrants issued
  in connection with services
  and compensation                        0          6           0            0              6
                                     ------   ---------  ----------  -----------   ------------
 Balance at December 31, 2000         $ 127  $ 148,729   $(112,629)      $ (298)      $ 35,929
                                     ======   =========  ==========  ===========   ============

                                  See accompanying notes.

                               TELULAR CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)



                                                Three Months Ended December 30,
                                                           2000          1999
                                                       ----------    ----------
  Operating Activities:
  Net income (loss)                                    $     151     $  (2,354)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
      Depreciation                                           347           476
      Amortization                                           130           136
      Inventory obsolescence expense                          25           334
      Provision for doubtful accounts                          0            25
      Compensation expense related to
       stock options                                          35            34
      Common stock issued for services
       and compensation                                        6            93
      Loss on sale of short term investment                   65             0
      Changes in assets and liabilities:
          Trade receivables                                 (936)        1,650
          Related party receivables                          466            84
          Inventories                                     (4,015)        1,855
          Prepaid expenses, deposits and other              (131)         (136)
          Trade accounts payable                           4,252          (326)
          Related party accounts payable                     525          (699)
          Accrued liabilities                              1,361          (947)
                                                       ----------    ----------
  Net cash provided by operating activities                2,281           225

  Investing Activities:
  Proceeds from the sale of short term investment             17             0
  Acquisition of property and equipment                     (273)         (238)
                                                       ----------    ----------
  Net cash used in investing activities                     (256)         (238)
                                                       ----------    ----------

  Financing Activities:
  Proceeds from the issuance of common stock                  61           142
                                                       ----------    ----------
  Net cash provided by financing activities                   61           142
                                                       ----------    ----------

  Net increase in cash and cash equivalents                2,086           129

  Cash and cash equivalents, beginning of period          20,527         9,972
                                                       ----------    ----------
  Cash and cash equivalents, end of period             $  22,613     $  10,101
                                                       ==========    ==========

                           See accompanying notes

                              TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
              (Unaudited, dollars in thousands, except share data)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the full fiscal year ending
     September 30, 2001. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

2.   Inventories

     The components of inventories consist of the following (000's):

                                       December 31,     September 30,
                                           2000              2000
                                       (unaudited)
     Raw materials                      $  6,419           $ 2,770
     Finished goods                        4,176             3,832
                                          10,595             6,602
     Less: Reserve for obsolescence          214               211
                                        $ 10,381           $ 6,391

3.   Revolving Line of Credit

     On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5,000 (the Loan). In accordance with the agreement, 100% of the outstanding amount of the Loan is collaterized with restricted cash. At December 31, 2000, the Company had approximately $1,900 of available borrowings under the Loan, of which $1,900 was outstanding. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003, and carries interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells. The Warrants have a strike price of $16.29 per share and expire on January 6, 2005. The value of the Warrants was accounted for as deferred financing costs, and was recorded at the fair value of the financing fees of $195. The deferred financing costs are included in other assets and are being amortized over the life of the Loan.

4.   Redeemable Preferred Stock and Preferred Stock

     During the year ending September 30, 1997, the Company issued 20,000 shares of Series A Convertible Preferred Stock (the "Redeemable Preferred Stock") for $18,375, which is net of issuance costs of $1,200. The Redeemable Preferred Stock includes the equivalent of a 5% annual stock dividend.

     As of September 30, 1999, 8,650 shares of Redeemable Preferred Stock had been converted into 1,583,865 shares of Common Stock. On October 15, 1999, the final 11,350 shares of Redeemable Preferred Stock automatically converted into 2,146,540 shares of Common Stock (the Mandatory Conversion). On October 18, 1999, the previous holders of the Redeemable Preferred Stock notified the Company that they disagree with the conversion formula the Company used to process the Mandatory Conversion. In Form SC-13G filings with the Securities and Exchange Commission in October and December 1999, certain of the previous holders noted that based upon their interpretation of Mandatory Conversion formula, the holders were entitled to an aggregate of 4,247,834 additional shares of the Company's Common Stock. The Company has not received any further claim or communication from the previous holders. The Company believes that it processed the conversion correctly and that the claim by previous holders of Redeemable Preferred Stock is unfounded.

     On December 31 and September 30, 2000, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding.

     The Company also had 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding on December 31 and September 30, 2000.

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

6.   Segment Disclosures

     The Company, which is organized on the basis of products and services, has two reportable business segments, Fixed Wireless Terminals and Security Products. The Company designs, develops, manufactures and markets both fixed wireless terminals and security products. Fixed wireless terminals bridge wireline telecommunications customer premises equipment with cellular-type transceivers for use in wireless communication networks. Security products provide wireless backup systems for commercial and residential alarm systems.

     Export sales of fixed wireless terminals represent 87% and 89% of total fixed wireless net product sales for the first quarter of fiscal year 2001 and 2000, respectively.

     Export sales of security products were insignificant for the first quarter of fiscal year 2001 and 2000.

     Summarized below are the Company's segment revenue and operating profit (loss) by reportable segment:

                                        Period ending December 31,
                                            2000         1999

      Revenue
       Fixed Wireless Terminals          $ 12,400     $  6,291
       Security Products                    2,752        2,730

                                         $ 15,152     $  9,021

      Operating Profit (Loss)
       Fixed Wireless Terminals          $    470     $ (1,851)
       Security Products                     (517)        (535)

                                         $    (47)    $ (2,386)


     For the three months ended December 31, 2000, one customer located in Mexico, accounted for 70% of the fixed wireless terminal net product sales and two customers, located in the USA accounted for 18% and 14% respectively, of the security products net product sales. For the three months ended December 31, 1999, two customers located in Dominican Republic and Mexico accounted for 39% and 15% respectively, of fixed wireless terminal net product sales and two customers, both located in the USA, accounted for 21% and 20% respectively, of the security products net product sales.

7.   Earnings Per Share

     Basic and diluted net income (loss) per common share are computed based upon the weighted-average number of shares of common stock outstanding. Common shares issuable upon the exercise of options, warrants and redeemable preferred stock are not included in the per share calculations if the effect of their inclusion would be anti-dilutive.

     There was no difference in the numerators used in the calculation of basic and diluted net income (loss) per common share.

     Following is a reconciliation of the denominators of basic and diluted net income (loss) per common share:

                                                Three Months Ended December 31,
                                                      2000           1999
     Weighted average number of
      common shares outstanding
       Basic                                       12,678,988     11,318,007
       Effect of dilutive employee stock options       83,706              0
       Diluted                                     12,762,694     11,318,007

8.   Subsequent Event - Related Party Transaction

     In 1999, the Company entered into a five year OEM distribution agreement (the Agreement) whereby the Company distributes Code Division Multiple Access (CDMA) fixed wireless terminals made by Motorola. Motorola's fixed wireless terminals utilize the Company's technology and Motorola pays the Company a royalty on each unit it sells to customers other than the Company. The Company agreed to reduce its royalty for the Motorola products in exchange for the Agreement.

     In July 2000, Motorola advised the Company of its intention to exit the wireless local loop business and in connection therewith discontinue production of its CDMA fixed wireless terminals. Since Motorola will be unable to fulfill its obligations under the Agreement, in January 2001, Motorola and the Company reached agreement whereby Motorola has paid the Company $5,000 of additional royalties and the Agreement is terminated. Motorola has further agreed to terminate an Option Agreement that it held which entitled Motorola to sublicense the Company's technology to a third party, and to continue to sell to the Company CDMA fixed wireless terminals on an as available basis. The Company has further agreed to release its claims on Motorola for unpaid royalties, including royalties for previous sales of CDMA fixed wireless terminals in Brazil, and for royalties applicable to a limited number of units of Motorola's remaining inventory of CDMA fixed wireless terminals before the close out of production (See Item 2 Outlook for further discussion).



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment (CPE) with cellular-type transceivers for use in wireless communication networks in the Cellular and PCS bands. Applications of the Company's technology include fixed wireless telecommunications as a primary access service where wireline systems are unavailable, unreliable or less economical, as well as wireless backup systems for wireline telephone systems and wireless security and alarm monitoring signaling. The Company's principal product lines are: PHONECELLr, a line of fixed wireless terminals (FWTs), and TELGUARDr, a line of cellular alarm transmission systems.

Currently, the Company is devoting a substantial portion of its resources to international market development, extension of its core product line to new wireless standards, expansion, protection and licensing of its intellectual property rights and development of underlying radio technology.

The Company's operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements Pursuant to the Securities Litigation Reform Act that is set forth in Exhibit 99 to the Company's Form 10-K.

Results of Operations

First quarter fiscal year 2001 compared to first quarter fiscal year 2000

Total Net Product Sales. Net product sales of $14.9 million for the three months ended December 31, 2000 increased 69% compared to the same period last year. Sales of PHONECELLr increased 105%, or $6.2 million, during the first quarter of fiscal year 2001 compared to the same period of fiscal year 2000. This increase was primarily the result of increased volume due to shipments of desktop phones to Telcel, the largest wireless carrier in Mexico. Sales of TELGUARDr products were unchanged during the first quarter of fiscal year 2001 compared to the same period last year.

Cost of sales. Cost of sales increased 48%, or $3.4 million, for the first quarter of fiscal year 2001 compared to the first quarter of fiscal year 2000. Cost of sales for the first quarter 2001 of $10.6 million, or 70% of total revenue, compares to $7.2 million, or 79% of total revenue, for the first quarter of fiscal year 2000. The increase in cost of sales during the first quarter of fiscal year 2001 is primarily due to increased volume due to shipments of desktop phones to Telcel. This added volume resulted in the nine point improvement in cost of sales as a percent of total revenue for the first quarter of fiscal year 2001 compared to the same period last year.

Engineering and Development Expenses. Engineering and development expenses of $1.6 million for the first quarter of fiscal year 2001 increased approximately 24%, or $0.3 million, from the same quarter of fiscal year
2000. The increase is primarily the result of added labor costs for the development of additional Global System for Mobile Communication (GSM) PHONECELLr fixed wireless terminals, including 1900 MHz models and models with General Packet Radio Service (GPRS), as well as additional TELGUARDr products.

Other Income. Other income for the first quarter of fiscal year 2001 increased $0.1 million, compared to the same period during fiscal year 2000. The increase is primarily due to higher interest income, as a result of larger average cash balances during the first three months of fiscal year 2001 compared to the same period of fiscal year 2000.

Net income (loss). The Company recorded net income of $0.2 million for the first quarter of fiscal year 2001 compared to a net loss of $2.4 million for the first quarter of fiscal year 2000. Net income per share of $0.01 for the first quarter of fiscal year 2001 represents an increase of $0.22 per share when compared to the net loss per share of $0.21 for the first quarter of fiscal year 2000.

Liquidity and Capital Resources

On December 31, 2000, the Company had $22.6 million in cash and cash equivalents with a working capital surplus of $28.6 million.

The Company generated $2.3 million of cash from operations during the first quarter of fiscal year 2001 compared to $0.2 million during the same period of fiscal year 2000. The increase in cash from operations during the first quarter of fiscal year 2001 is primarily due to a $2.0 million increase in cash from earnings before non-cash items, such as depreciation and amortization. Cash used for capital spending was $0.3 million during the first quarter of fiscal year 2001, compared to $0.2 million during the same period of fiscal 2000. Cash generated from financing activities of $0.1 million for the first quarter of both fiscal year 2001 and 2000, relates to proceeds from the issuance of common stock in connection with the exercise of employee stock options.

On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5.0 million (the Loan). In accordance with the agreement, 100% of the outstanding amount of the Loan is collateralized in cash. At December 31, 2000, the Company had approximately $1.9 million of available borrowings under the Loan, of which $1.9 million was outstanding. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003, and carries interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells. The Warrants have a strike price of $16.29 per share and expire on January 6, 2005. The value of the Warrants was accounted for as deferred financing costs, and was recorded at the fair value of the financing fees of $0.2 million. The deferred financing costs are included in other assets and are being amortized over the life of the Loan.

On March 3, 2000, the Company issued 444,444 shares of Common Stock for $9.5 million which is net of issuance costs of $0.5 million, including $0.1 million of Common Stock issued to the Company's placement agent. The Common Stock was issued to investors under the provisions of Regulation D of the United States Securities Act of 1933, as amended. In connection with this financing, the Company issued 358,407 shares of Common Stock Warrants to investors and the placement agent. The Common Stock Warrants have strike prices which range from $12.27 to $31.56 per share and expire during the period from March 2, 2005 through April 11, 2005. The fair value of these Common Stock Warrants of $2.3 million was determined using the Black-Scholes method and had no net effect on the Company's equity.

Based upon its current operating plan, the Company believes its existing capital resources will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The amount of royalty income from the Company's licensees is unpredictable, but could have a significant impact on the Company's cash flow.

The Company requires its foreign customers to prepay, to obtain letters of credit or to qualify for export credit insurance underwritten by third party credit insurance companies prior to the Company making international shipments. Also, to mitigate the effects of currency fluctuations on the Company's results of operations, the Company conducts all of its international transactions in U.S. dollars.

Outlook

The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

Based upon observed trends, the Company believes that the market for FWTs will experience substantial growth over the next five years. The Company has identified significant near term opportunities in Argentina, Brazil, China, India, Mexico, Spain, Turkey, the USA and Venezuela. Each of these markets will develop at a different pace, and the sales cycle for these regions are likely to be several months or quarters, but market indications are positive. The Company is well positioned with a wide range of products to capitalize on these market opportunities.

In 1999, the Company entered into a five year OEM distribution agreement (the Agreement) whereby the Company distributes Code Division Multiple Access (CDMA) fixed wireless terminals made by Motorola. Motorola's fixed wireless terminals utilize the Company's technology and Motorola pays the Company a royalty on each unit it sells to customers other than the Company. The Company agreed to reduce its royalty for the Motorola products in exchange for the Agreement.

In July 2000, Motorola advised the Company of its intention to exit the wireless local loop business and in connection therewith discontinue production of its CDMA fixed wireless terminals. Since Motorola will be unable to fulfill its obligations under the Agreement, in January 2001, Motorola and the Company reached agreement whereby Motorola has paid the Company $5 million of additional royalties and the Agreement is terminated. Motorola has further agreed to terminate an Option Agreement that it held which entitled Motorola to sublicense the Company's technology to a third party, and to continue to sell to the Company CDMA fixed wireless terminals on an as available basis. The Company has further agreed to release its claims on Motorola for unpaid royalties, including royalties for previous sales of CDMA fixed wireless terminals in Brazil, and for royalties applicable to a limited number of units of Motorola's remaining inventory of CDMA fixed wireless terminals before the close out of production.

Based upon its current inventory of CDMA fixed wireless terminals, Motorola's willingness to sell the Company CDMA fixed wireless terminals outside of the Agreement, on an as-available basis, and other available sources of supply, the Company believes that it can meet its customers' demands for CDMA fixed wireless terminals. Meanwhile, the Company is pursuing the license needed to develop and manufacture its own CDMA fixed wireless terminals. The Company expects to make the CDMA fixed wireless terminals available for sale in its fiscal year 2002.

Statements contained in this document, other than historical statements, consist of forward-looking information. The Company's actual results may vary considerably from those discussed in the "Outlook" section and elsewhere in this document as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the Company's revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in
Exhibit 99 to the Company's 10-K for the ended September 30, 2000, include the risk that technological change could render the Company's technology obsolete, ability to protect intellectual property rights in its products, unfavorable economic conditions could lead to lower sales of products, the risk of litigation, the Company's ability to develop new products, the Company's dependence on contractors and Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, dilution of ownership to stockholders resulting from financing activities, volatility of Common Stock price, the effects of control by existing shareholders, intense industry competition and uncertainty in the development of wireless service generally.

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

The Company frequently invests available cash and cash equivalents in short term instruments such as: certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of December 31, 2000.

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


PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On October 5, 2000, the Company filed suit against Vox 2, Inc., of Northborough, Massachusetts which manufactures a cellular interface product named the Vox Link. The Company has alleged infringement of its U.S.
Patents: 4,659, 096; 5,715,296; and 5,946,616, and seeks injunction, damages and attorney fees and costs.

While no assurance can be given regarding the outcome of this and other legal proceedings that arise in the ordinary course of business, the Company believes that the final outcome of this matter will not have a material effect on the Company's consolidated financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations.

Item 2.	CHANGES IN SECURITIES AND RECENT SALES OF UNREGISTERED
SECURITIES

Changes in Securities

Under the terms of the Loan, the Company is prohibited from paying cash dividends during the term of the Loan.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities made during the three months ended December 31, 2000


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

     3.3      Amendment No. 2 to Certificate          Filed as
              of Incorporation                        Exhibit 3.3 to
                                                      the Registration
                                                      Statement

     3.4      Amendment No. 3 to Certificate          Filed as
              of Incorporation                        Exhibit 3.4 to
                                                      Form 10-Q filed
                                                      February 16, 1999

     3.5      Amendment No.4 to Certificate           Filed as
              of Incorporation                        Exhibit 3.5 to
                                                      Form 10-Q filed
                                                      February 16, 1999

     3.6      By-Laws                                 Filed as
                                                      Exhibit 3.4 to
                                                      the Registration
                                                      Statement

     4.1      Certificate of Designations,            Filed as Exhibit 99.2
              Preferences, and Rights of              Form 8-K filed
              Series A Convertible Preferred          April 25, 1997
              Stock

     4.2      Loan agreement with Wells               Filed as
              Fargo Business                          Exhibit 4.5 to
                                                      Form 10-Q filed
                                                      February 14, 2000

     4.3      Stock Purchase Warrant with Wells       Filed as
              Fargo Business                          Exhibit 4.6 to
                                                      Form 10-Q filed
                                                      February 14, 2000

     10.1     Employment Agreement with               Filed as Exhibit
              Kenneth E. Millard                      10.1 to Form 10-Q
                                                      filed August 14, 1996

     10.2     Stock Option Agreement with             Filed as Exhibit
              Kenneth E. Millard                      10.2 to Form 10-Q
                                                      filed August 14, 1996

     10.3     Stock Purchase Agreement By             Filed as Exhibit
              and Among Telular Corporation           10.3 to Form 10-Q
              and TelePath Corporation (which         filed August 14, 1996
              had changed its name to Wireless
              Domain, Incorporated)

     10.4     Appointment of Larry J. Ford            Filed as Exhibit 10.2
                                                      to Form 10-Q filed
                                                      May 1, 1995

     10.5     Option Agreement with Motorola          Filed as Exhibit 10.6
              dated November 10, 1995                 to Form 10-K filed
                                                      December 26, 1996 (1)

     10.6     Amendment No.1 dated September 24,      Filed as Exhibit 10.7
              1996 to Option Agreement with           to Form 10-Q filed
              Motorola                                August 13, 1999 (1)

     10.7     Amendment No.2 dated April 30, 1999     Filed as Exhibit 10.8
              to Option Agreement with  Motorola      to Form 10-Q filed
                                                      August 13, 1999 (1)

     10.8     Stock Purchase Agreement                Filed as Exhibit 10.11
              between Motorola, Inc. and              to the Registration
              Telular Corporation dated               Statement
              September 20, 1993

     10.9     Patent Cross License Agreement          Filed as Exhibit 10.12
              between Motorola, Inc. and the          to the Registration
              Company, dated March 23, 1990           Statement (1)
              and Amendments No. 1, 2 and
              3 thereto

     10.10    Amendment No. 4 to Patent Cross         Filed as Exhibit 10.11
              License Agreement between Motorola,     to Form 10-Q filed
              Inc. and the Company, dated             August 13, 1999 (1)
              May 3, 1999

     10.11    Amended and Restated Shareholders       Filed as Exhibit 10.15
              Agreement dated November 2, 1993        to the Registration
                                                      Statement (1)

     10.12    Amendment No. 1 to Amended and          Filed as Exhibit 10.24
              Restated Shareholders                   the Registration
              Agreement, dated January 24, 1994       Statement

     10.13    Amendment No. 2 to Amended and          Filed as Exhibit 10.5
              Restated Shareholders Agreement,        to the Form 10-Q filed
              dated June 29, 1995                     July 28, 1995

     10.14    Amended and Restated Registration       Filed as Exhibit 10.16
              Rights Agreement dated                  to the Registration
              November 2, 1993                        Statement

     10.15    Amendment No. 1 to Amended and          Filed as Exhibit 10.25
              Restated Registration Rights            to the Registration
              Agreement, dated January 24, 1994       Statement

     10.16    Securities Purchase Agreement dated     Filed as Exhibit 99.1 to
              April 16, 1997, by and between Telular  Form 8-K filed
              Corporation and purchasers of the       April 25, 1997
              Series A Convertible Preferred Stock

     10.17    Registration Rights Agreement dated     Filed as Exhibit 99.3 to
              April 16, 1997, by and between Telular  Form 8-K filed
              Corporation and purchasers of the       April 25, 1997
              Series A Convertible Preferred Stock

     10.18    Securities Purchase Agreement dated     Filed as Exhibit 99.3 to
              June 6, 1997, by and between Telular    Registration Statement on
              Corporation and purchasers of the       Form S-3, Registration
              Series A Convertible Preferred Stock    No. 333-27915, as amended
                                                      by Amendment No. 1 filed
                                                      June 13, 1997, and
                                                      further Amended by
                                                      Amendment No. 2 filed
                                                      July 8, 1997 (Form S-3)

     10.19    Registration Rights Agreement dated     Filed as Exhibit 99.4 to
              June 6, 1997, by and between Telular    Form S-3
              Corporation and purchasers of the
              Series A Convertible Preferred Stock

     10.20    Agreement and Plan of Merger by and     Filed as Exhibit 10.21
              among Wireless Domain Incorporated      to Form 10-K filed
              (formerly TelePath), Telular-WD (a      December 19, 1998
              wholly-owned subsidiary of Telular)
              and certain stockholder of Wireless
              Domain Incorporated

     10.21    Common Stock Investment Agreement       Filed as Exhibit 4.8 to
              dated March 3, 2000                     Registration Statement on
                                                      Form S-3, Registration
                                                      No. 333-33810 filed
                                                      March 31, 2000, as
                                                      amended by Amendment
                                                      No. 1 filed
                                                      April 28, 2000

     10.22    Registration Rights Agreement           Filed as Exhibit 4.9 to
              dated March 3, 2000                     Registration Statement on
                                                      Form S-3, Registration
                                                      No. 333-33810 filed
                                                      March 31, 2000, as
                                                      amended by Amendment
                                                      No. 1 filed
                                                      April 28, 2000

     10.23    Employment Agreement with Daniel D.     Filed as Exhibit 10.22
              Giacopelli                              to Form 10-Q
                                                      filed February 13, 1998

     10.24    OEM Equipment Purchase Agreement        Filed as Exhibit 10.27
              for WAFU dated April 30, 1999           to form 10-Q filed
                                                      August 13, 1999 (1)

     10.25    Settlement and Release of Claims        Filed herewith (1)
              Agreement with Motorola (1)

     10.26    Agreement for the Purchase of Telular   Filed as Exhibit 10.1
              Fixed Telephony Digital Cellular        to Form 8-K filed
              Telephones Dated as of September 13,    September 13, 2000 (1)
              2000, among Telular Corporation,
              Radiomovil DIPSA, S.A. de C.V., and
              BrightStar de Mexico S.A. de C.V. (1)

     11       Statement regarding computation         Filed herewith
              of per share earnings

     27       Financial data schedule                 Filed herewith

     99       Cautionary Statements Pursuant to the   Filed as Exhibit 99 to
              Securities Litigation Act of 1995       Form 10-K filed
                                                      December 27, 2000


     (1) Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).



(b)	Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended December 31, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                                       Telular Corporation



Date    February 14, 2001              By:  /s/ Kenneth E. Millard
                                            Kenneth E. Millard
                                            President &
                                            Chief Executive Officer



Date    February 14, 2001                   /s/ Jeffrey L. Herrmann
                                            Jeffrey L. Herrmann
                                            Executive Vice President,
                                            Chief Operating Officer
                                            & Chief Financial Officer


Date    February 14, 2001                   /s/ Robert L. Zirk
                                            Robert L. Zirk
                                            Controller &
                                            Chief Accounting Officer




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

     3.3      Amendment No. 2 to Certificate          Filed as
              of Incorporation                        Exhibit 3.3 to
                                                      the Registration
                                                      Statement

     3.4      Amendment No. 3 to Certificate          Filed as
              of Incorporation                        Exhibit 3.4 to
                                                      Form 10-Q filed
                                                      February 16, 1999

     3.5      Amendment No.4 to Certificate           Filed as
              of Incorporation                        Exhibit 3.5 to
                                                      Form 10-Q filed
                                                      February 16, 1999

     3.6      By-Laws                                 Filed as
                                                      Exhibit 3.4 to
                                                      the Registration
                                                      Statement

     4.1      Certificate of Designations,            Filed as Exhibit 99.2
              Preferences, and Rights of              Form 8-K filed
              Series A Convertible Preferred          April 25, 1997
              Stock

     4.2      Loan agreement with Wells               Filed as
              Fargo Business                          Exhibit 4.5 to
                                                      Form 10-Q filed
                                                      February 14, 2000

     4.3      Stock Purchase Warrant with Wells       Filed as
              Fargo Business                          Exhibit 4.6 to
                                                      Form 10-Q filed
                                                      February 14, 2000

     10.1     Employment Agreement with               Filed as Exhibit
              Kenneth E. Millard                      10.1 to Form 10-Q
                                                      filed August 14, 1996

     10.2     Stock Option Agreement with             Filed as Exhibit
              Kenneth E. Millard                      10.2 to Form 10-Q
                                                      filed August 14, 1996

     10.3     Stock Purchase Agreement By             Filed as Exhibit
              and Among Telular Corporation           10.3 to Form 10-Q
              and TelePath Corporation (which         filed August 14, 1996
              had changed its name to Wireless
              Domain, Incorporated)

     10.4     Appointment of Larry J. Ford            Filed as Exhibit 10.2
                                                      to Form 10-Q filed
                                                      May 1, 1995

     10.5     Option Agreement with Motorola          Filed as Exhibit 10.6
              dated November 10, 1995                 to Form 10-K filed
                                                      December 26, 1996 (1)

     10.6     Amendment No.1 dated September 24,      Filed as Exhibit 10.7
              1996 to Option Agreement with           to Form 10-Q filed
              Motorola                                August 13, 1999 (1)

     10.7     Amendment No.2 dated April 30, 1999     Filed as Exhibit 10.8
              to Option Agreement with  Motorola      to Form 10-Q filed
                                                      August 13, 1999 (1)

     10.8     Stock Purchase Agreement                Filed as Exhibit 10.11
              between Motorola, Inc. and              to the Registration
              Telular Corporation dated               Statement
              September 20, 1993

     10.9     Patent Cross License Agreement          Filed as Exhibit 10.12
              between Motorola, Inc. and the          to the Registration
              Company, dated March 23, 1990           Statement (1)
              and Amendments No. 1, 2 and
              3 thereto

     10.10    Amendment No. 4 to Patent Cross         Filed as Exhibit 10.11
              License Agreement between Motorola,     to Form 10-Q filed
              Inc. and the Company, dated             August 13, 1999 (1)
              May 3, 1999

     10.11    Amended and Restated Shareholders       Filed as Exhibit 10.15
              Agreement dated November 2, 1993        to the Registration
                                                      Statement (1)

     10.12    Amendment No. 1 to Amended and          Filed as Exhibit 10.24
              Restated Shareholders                   the Registration
              Agreement, dated January 24, 1994       Statement

     10.13    Amendment No. 2 to Amended and          Filed as Exhibit 10.5
              Restated Shareholders Agreement,        to the Form 10-Q filed
              dated June 29, 1995                     July 28, 1995

     10.14    Amended and Restated Registration       Filed as Exhibit 10.16
              Rights Agreement dated                  to the Registration
              November 2, 1993                        Statement

     10.15    Amendment No. 1 to Amended and          Filed as Exhibit 10.25
              Restated Registration Rights            to the Registration
              Agreement, dated January 24, 1994       Statement

     10.16    Securities Purchase Agreement dated     Filed as Exhibit 99.1 to
              April 16, 1997, by and between Telular  Form 8-K filed
              Corporation and purchasers of the       April 25, 1997
              Series A Convertible Preferred Stock

     10.17    Registration Rights Agreement dated     Filed as Exhibit 99.3 to
              April 16, 1997, by and between Telular  Form 8-K filed
              Corporation and purchasers of the       April 25, 1997
              Series A Convertible Preferred Stock

     10.18    Securities Purchase Agreement dated     Filed as Exhibit 99.3 to
              June 6, 1997, by and between Telular    Registration Statement on
              Corporation and purchasers of the       Form S-3, Registration
              Series A Convertible Preferred Stock    No. 333-27915, as amended
                                                      by Amendment No. 1 filed
                                                      June 13, 1997, and
                                                      further Amended by
                                                      Amendment No. 2 filed
                                                      July 8, 1997 (Form S-3)

     10.19    Registration Rights Agreement dated     Filed as Exhibit 99.4 to
              June 6, 1997, by and between Telular    Form S-3
              Corporation and purchasers of the
              Series A Convertible Preferred Stock

     10.20    Agreement and Plan of Merger by and     Filed as Exhibit 10.21
              among Wireless Domain Incorporated      to Form 10-K filed
              (formerly TelePath), Telular-WD (a      December 19, 1998
              wholly-owned subsidiary of Telular)
              and certain stockholder of Wireless
              Domain Incorporated

     10.21    Common Stock Investment Agreement       Filed as Exhibit 4.8 to
              dated March 3, 2000                     Registration Statement on
                                                      Form S-3, Registration
                                                      No. 333-33810 filed
                                                      March 31, 2000, as
                                                      amended by Amendment
                                                      No. 1 filed
                                                      April 28, 2000

     10.22    Registration Rights Agreement           Filed as Exhibit 4.9 to
              dated March 3, 2000                     Registration Statement on
                                                      Form S-3, Registration
                                                      No. 333-33810 filed
                                                      March 31, 2000, as
                                                      amended by Amendment
                                                      No. 1 filed
                                                      April 28, 2000

     10.23    Employment Agreement with Daniel D.     Filed as Exhibit 10.22
              Giacopelli                              to Form 10-Q
                                                      filed February 13, 1998

     10.24    OEM Equipment Purchase Agreement        Filed as Exhibit 10.27
              for WAFU dated April 30, 1999           to form 10-Q filed
                                                      August 13, 1999 (1)

     10.25    Settlement and Release of Claims        Filed herewith (1)
              Agreement with Motorola (1)

     10.26    Agreement for the Purchase of Telular   Filed as Exhibit 10.1
              Fixed Telephony Digital Cellular        to Form 8-K filed
              Telephones Dated as of September 13,    September 13, 2000 (1)
              2000, among Telular Corporation,
              Radiomovil DIPSA, S.A. de C.V., and
              BrightStar de Mexico S.A. de C.V. (1)

     11       Statement regarding computation         Filed herewith
              of per share earnings

     27       Financial data schedule                 Filed herewith

     99       Cautionary Statements Pursuant to the   Filed as Exhibit 99 to
              Securities Litigation Act of 1995       Form 10-K filed
                                                      December 27, 2000


     (1) Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).