Form 10-Q
period 2001-03-31
TELULAR CORP
filed 2001-05-11
CIK 915324

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q


      [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2001.

                                      OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _____ to _____ .


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

                          Yes  [X]              No  [ ]

 The number of shares outstanding of the Registrant's common stock, par value $.01, as of March 31, 2001, the latest practicable date, was 12,745,395 shares.

                             TELULAR CORPORATION
                                    Index


 Part I - Financial Information                                    Page No.
                                                                   -------
 Item 1.  Financial Statements:

         Consolidated Balance Sheets
           March 31, 2001 (unaudited) and September 30, 2000            3

         Consolidated Statements of Operations (unaudited)
           Three Months Ended March 31, 2001 and March 31, 2000         4

         Consolidated Statements of Operations (unaudited)
           Six Months Ended March 31, 2001 and March 31, 2000           5

         Consolidated Statement of Stockholders' Equity (unaudited)
           Period from September 30, 2000 to March 31, 2001             6

         Consolidated Statements of Cash Flows (unaudited)
           Six Months Ended March 31, 2001 and March 31, 2000           7

         Notes to the Consolidated Financial Statements                 8

 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         11

 Item 3. Quantitative and Qualitative Disclosures about Market Risk    14


 Part II - Other Information

 Item 1.  Legal Proceedings                                            15

 Item 2.  Changes in Securities and Recent Sales of
            Unregistered Securities                                    15

 Item 4.  Submission of Matters to a Vote of Security Holders          15

 Item 6.  Exhibits and Reports on Form 8-K                             16

 Signatures                                                            19

 Exhibit Index                                                         20


                              TELULAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                       March 31,   September 30,
                                                          2001         2000
                                                        --------     --------
                                                      (Unaudited)
 ASSETS
   Current assets:
     Cash  and cash equivalents                        $  36,170    $  20,527
     Short term investment                                    29          147
     Receivables:
       Trade, net of allowance for doubtful
         accounts of $104 at March 31, 2001
         and September 30, 2000, respectively              8,060        6,771
       Royalties due from related party                      217          900
                                                        --------     --------
                                                           8,277        7,671
     Inventories, net                                      9,384        6,391
     Prepaid expenses and other current assets               569          442
                                                        --------     --------
   Total current assets                                   54,429       35,178
   Restricted cash                                         2,080        1,900
   Property and equipment, net                             4,226        4,266
   Other assets:
     Excess of cost over fair value of net assets
       acquired, less accumulated amortization of
       $2,081 and $1,822 at March 31, 2001 and
       September 30, 2000, respectively                    2,814        3,073
     Deposits and other                                      132          169
                                                        --------     --------
                                                           2,946        3,242
                                                        --------     --------
   Total assets                                        $  63,681    $  44,586
                                                        ========     ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable:
       Trade                                           $  13,119    $   2,872
       Related party                                          47        2,037
     Accrued liabilities                                   3,913        2,098
                                                        --------     --------
   Total current liabilities                              17,079        7,007

   Long term revolving line of credit                      2,080        1,900

   Commitments and contingencies                               -            -
                                                        --------     --------
   Total Liabilities                                   $  19,159    $   8,907
                                                        --------     --------
   Stockholders' equity:
     Common stock; $.01 par value; 75,000,000
       shares authorized; 12,745,395 and
       12,661,942 outstanding at March 31,
       2001 and September 30, 2000, respectively             127          127
     Additional paid-in capital                          148,964      148,627
     Deficit                                            (104,287)    (112,780)
     Accumulated other comprehensive income (loss)          (282)        (295)
                                                        --------     --------
   Total stockholders' equity                             44,522       35,679
                                                        --------     --------
   Total liabilities and stockholders' equity          $  63,681    $  44,586
                                                        ========     ========

                              See accompanying notes


                              TELULAR CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except share data)
                                 (Unaudited)


                                                    Three Months Ended March 31,
                                                        2001           2000
                                                      ----------    -----------
  Net product sales                                  $    33,734   $      8,220
  Royalty and royalty settlement revenue                   4,827          1,434
                                                      ----------    -----------
  Total revenue                                           38,561          9,654

  Cost of sales                                           25,034          6,877
                                                      ----------    -----------
                                                          13,527          2,777

  Engineering and development expenses                     1,548          1,475
  Selling and marketing expenses                           2,135          1,706
  General and administrative expenses                      1,469          1,028
  Provision for doubtful accounts                              -             24
  Amortization                                               130            130
                                                      ----------    -----------
  Income (loss) from operations                            8,245         (1,586)

  Other income, net                                           98            111
                                                      ----------    -----------
  Income (loss) before income taxes                        8,343         (1,475)

  Income taxes, net of tax benefit                             -              -
                                                      ----------    -----------
  Net income (loss)                                  $     8,343   $     (1,475)
                                                      ==========    ===========
  Net income (loss) per common share:

  Basic                                              $      0.66   $      (0.12)
  Diluted                                            $      0.64   $      (0.12)

  Weighted average number of common
    shares outstanding:

  Basic                                               12,735,797     12,048,474
  Diluted                                             12,938,063     12,048,474

                              See accompanying notes


                              TELULAR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                 (Unaudited)


                                                     Six Months Ended March 31,
                                                         2001           2000
                                                      ----------    -----------
 Net product sales                                   $    48,675         17,070
 Royalty and royalty settlement revenue                    5,038          1,605
                                                      ----------    -----------
 Total revenue                                            53,713         18,675

 Cost of sales                                            35,627         14,041
                                                      ----------    -----------
                                                          18,086          4,634

 Engineering and development expenses                      3,126          2,755
 Selling and marketing expenses                            3,916          3,449
 General and administrative expenses                       2,563          2,096
 Provision for doubtful accounts                               -             48
 Amortization                                                259            259
                                                      ----------    -----------
 Income (loss) from operations                             8,222         (3,973)

 Other income, net                                           271            144
                                                      ----------    -----------
 Income (loss) before income taxes                         8,493         (3,829)

 Income taxes, net of tax benefit                              -              -

 Net income (loss)                                         8,493         (3,829)
                                                      ==========    ===========
 Less: Cumulative dividend on redeemable
         preferred stock                                       -            (28)

 Net income (loss) applicable to common shares             8,493         (3,857)
                                                      ==========    ===========
 Net income (loss) per common share:

 Basic                                                      0.67          (0.33)
 Diluted                                                    0.66          (0.33)

 Weighted average number of common
   shares outstanding:

 Basic                                                12,707,080     11,683,241
 Diluted                                              12,886,826     11,683,241

                              See accompanying notes



                              TELULAR CORPORATION
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                 (Unaudited)

                                                                         Accumulated
                                                 Additional                 Other        Total
                                        Common    Paid-in               Comprehensive Stockholder's
                                         Stock    Capital      Deficit   Income(Loss)    Equity
                                         ------   ---------   ---------  -----------   -----------
 Balance at September 30, 2000          $   127  $  148,627  $ (112,780)   $    (295)  $    35,679

 Comprehensive income:
  Net income for period from October 1,
    2000 to March 31, 2001                    -           -       8,493            -         8,493
  Unrealized gain on investments              -           -           -           13            13
                                                                                        ----------
 Comprehensive income                                                                        8,506
                                                                                        ----------
 Deferred compensation related
   to stock options                           -          70           -            -            70

 Stock options exercised                      -          91           -            -            91

 Stock issued in connection with
  services and compensation                   -         176           -            -           176
                                         ------   ---------   ---------     --------    ----------
 Balance at March 31, 2001              $   127  $  148,964  $ (104,287)   $    (282)  $    44,522
                                         ======   =========   =========     ========    ==========

                               See accompanying notes

                              TELULAR CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                 (Unaudited)


                                                     Six Months Ended March 31,
                                                         2001           2000
                                                      ----------    ----------
 Operating Activities:
 Net income (loss)                                   $     8,493   $    (3,829)
 Adjustments to reconcile net income (loss) to
  net cash provided in operating activities
   Depreciation                                              694           955
   Amortization                                              259           266
   Inventory obsolescence expense                          1,050           484
   Compensation expense related to
     stock options                                            70            70
   Common stock issued for services
     and compensation                                        176           100
   Loss on sale of short term investment                     109             -
   Changes in assets and liabilities:
     Trade receivables                                    (1,289)         (362)
     Related party receivables                               683           483
     Inventories                                          (4,043)        1,847
     Prepaid expenses, deposits and other                    (90)          377
     Trade accounts payable                               10,247          (235)
     Related party accounts payable                       (1,990)         (464)
     Accrued liabilities                                   1,815        (1,453)
                                                      ----------    ----------
 Net cash provided by (used in) operating activities      16,184        (1,761)

 Investing Activities:
 Proceeds from the sale of short term investment              22             -
 Increase in restricted cash                                (180)            -
 Acquisition of property and equipment                      (654)         (496)
                                                      ----------    ----------
 Net cash used in investing activities                      (812)         (496)
                                                      ----------    ----------
 Financing Activities:
 Proceeds from the issuance of common stock                   91        12,827
 Borrowings, net                                             180         2,059
                                                      ----------    ----------
 Net cash provided by financing activities                   271        14,886
                                                      ----------    ----------
 Net increase in cash and cash equivalents                15,643        12,629

 Cash and cash equivalents, beginning of period           20,527         9,972
                                                      ----------    ----------
 Cash and cash equivalents, end of period            $    36,170   $    22,601
                                                      ==========    ==========

                               See accompanying notes

                             TELULAR CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
             (Unaudited, dollars in thousands, except share data)


 1.   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

 2.   Inventories

      The components of inventories consist of the following (000's):

                                          March 31,    September 30,
                                            2001           2000
                                           ------         ------
                                         (unaudited)
      Raw materials                       $ 5,765        $ 2,770
      Finished goods                        3,840          3,832
                                           ------         ------
                                            9,605          6,602
      Less: Reserve for obsolescence          221            211
                                           ------         ------
                                          $ 9,384        $ 6,391
                                           ======         ======


 3.   Revolving Line of Credit

      On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5,000 (the Loan). In accordance with the agreement, 100% of the outstanding amount of the Loan is collaterized with restricted cash. At March 31, 2001, the Company had approximately $2,080 of available borrowings under the Loan, of which $2,080 was outstanding. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003, and carries interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells. The Warrants have a strike price of $16.29 per share and expire on January 6, 2005. The value of the Warrants was accounted for as deferred financing costs, and was recorded at the fair value of the financing fees of $195. The deferred financing costs are included in other assets and are being amortized over the life of the Loan.


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

      On March 31, 2001 and September 30, 2000, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding.

      The Company also had 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding on March 31, 2001 and September 30, 2000.


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

      Export sales of fixed wireless terminals represent 94% of total fixed wireless net product sales for the first six months of fiscal year 2001 and 2000.

      Export sales of security products were insignificant for the first six months of fiscal year 2001 and 2000.

      Summarized below are the Company's segment revenue and operating profit (loss) by reportable segment:


                                               Period ending
                                                  March 31,
                                           -----------------------
                                            2001            2000
       Revenue                             -------         -------
         Fixed Wireless Terminals         $ 48,143        $ 13,496
         Security Products                   5,570           5,179
                                           -----------------------
                                          $ 53,713        $ 18,675

       Operating Profit (Loss)
         Fixed Wireless Terminals         $  9,156        $ (2,638)
         Security Products                    (934)         (1,335)
                                           -----------------------
                                          $  8,222        $ (3,973)



      For the first six months of fiscal year 2001, one customer located in Mexico, accounted for 83% of the fixed wireless terminal net product sales and two customers, located in the USA, accounted for 16% and 14% respectively, of the security products net product sales. For the first six months of fiscal year 2000, one customer, located in Dominican Republic, accounted for 47% of fixed wireless terminal net product sales and two customers, both located in the USA, accounted for 20% and 16% respectively, of the security products net product sales.


 6.   Earnings Per Share

      Basic and diluted net income (loss) per common share are computed based upon the weighted-average number of shares of common stock outstanding. Common shares issuable upon the exercise of options, warrants and redeemable preferred stock are not included in the per share calculations if the effect of their inclusion would be anti-dilutive.

      There was no difference in the numerators used in the calculation of basic and diluted net income (loss) per common share.

      Following is a reconciliation of the denominators of basic and diluted net income (loss) per common share:

                                         Three Months Ended March 31,
                                             2001           2000
                                          ----------     ----------
        Weighted average number of
          common shares outstanding
            Basic                         12,735,797     12,048,474
            Effect of dilutive employee
              stock options                  202,266              0
                                          ----------     ----------
            Diluted                       12,938,063     12,048,474



                                          Six Months Ended March 31,
                                             2001           2000
                                          ----------     ----------
        Weighted average number of
          common shares outstanding
            Basic                         12,707,080     11,683,241
            Effect of dilutive employee
              stock options                  179,746              0
                                          ----------     ----------
            Diluted                       12,886,826     11,683,241



 7.   Royalty Settlement

      In 1999, the Company entered into a five year OEM distribution agreement (the Agreement) whereby the Company distributed Code Division Multiple Access (CDMA) fixed wireless terminals made by Motorola. Motorola's fixed wireless terminals utilized the Company's technology and Motorola paid the Company a royalty on each unit it sold to customers other than the Company. The Company agreed to reduce its royalty for the Motorola products in exchange for the Agreement.

      In 2000, Motorola advised the Company of its intention to exit the wireless local loop business and in connection therewith discontinue production of its CDMA fixed wireless terminals. Since Motorola would be unable to fulfill its obligations under the Agreement, in February 2001, Motorola and the Company reached agreement whereby Motorola paid the Company a royalty settlement of $5 million ($0.3 million of which the Company accrued in its first quarter of this fiscal year) and the Agreement was terminated. Motorola further agreed to terminate an Option Agreement that it held which entitled Motorola to sublicense the Company's technology to a third party, and also agreed to continue to sell to the Company CDMA fixed wireless terminals on an as-available basis. The Company further agreed to release its claims on Motorola for unpaid royalties, including royalties for previous sales of CDMA fixed wireless terminals in Brazil, and for royalties applicable to a limited number of units of Motorola's remaining inventory of CDMA fixed wireless terminals before the close out of production.


 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

 Overview

 The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment (CPE) with cellular-type transceivers for use in wireless communication networks in the Cellular and PCS bands. Applications of the Company's technology include fixed wireless telecommunications as a primary access service where wireline systems are unavailable, unreliable or less economical, as well as wireless backup systems for wireline telephone systems and wireless security and alarm monitoring signaling. The Company's principal product lines are: PHONECELLR, a line of fixed wireless terminals (FWTs) and desktop phones, and TELGUARDR, a line of cellular alarm transmission systems.

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


 Results of Operations

 Second quarter fiscal  year 2001  compared to  second quarter  fiscal year
 2000

 Total Net Product Sales. Net product sales increased 310%, or $25.5 million, for the three months ended March 31, 2001 compared to the same period last year. Sales of PHONECELLR increased 449%, or $25.3 million, during the first quarter of fiscal year 2001 compared to the same period of fiscal year 2000. This increase was the result of large shipments of desktop phones to Radiomovil Dipsa (Telcel) Mexico in connection with the Company's supply agreement with Telcel. Sales of TELGUARDR products increased 15%, or $0.4 million, during the first quarter of fiscal year 2001 compared to the same period last year.

 Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased 237% from $1.4 million during the first half of fiscal year 2000 to $4.8 million during the same period of fiscal year 2001. The fiscal year 2001 amount includes $4.7 million in royalty settlement revenue related to the termination of the OEM and Option agreements with Motorola. The fiscal year 2000 amount includes $1.0 million of royalties from Andrew Corporation.

 Cost of sales. Cost of sales increased $18.2 million, or 264%, for the three months ended March 31, 2001 compared to the same period last year. Cost of sales for the second quarter 2001 of $25.0 million, or 65% of total revenue, compares to $6.9 million, or 71% of total revenue, for the second quarter of fiscal year 2000. The increase in cost of sales during the second quarter of fiscal year 2001 is due primarily to the increased sales volume and a special charge of $1.0 million to reduce the carrying cost of CDMA FWTs due to poor market conditions (see Liquidity and Capital Resources below).

 Selling and Marketing Expenses. Selling and marketing expenses for the second quarter of fiscal year 2001 increased 25%, or $0.4 million, compared to the same period of fiscal year 2000. The increase is primarily due to increased commission expenses incurred as a result of the larger volume of product shipments.

 General and Administrative Expenses (G&A). G&A for the three months ended March 31, 2001 increased 43%, or $0.4 million, compared to the same period last year. The increase relates primarily to legal fees associated with ongoing claims of infringement on the Company's patents in Korea and the USA and company wide performance bonuses based on profitability.

 Net income (loss). The Company recorded net income of $8.3 million for the second quarter of fiscal year 2001 compared to a net loss of $1.5 million for the second quarter of fiscal year 2000. Basic net income per share of $0.66 for the second quarter of fiscal year 2001 compares to basic net loss per share of $0.12 for the second quarter of fiscal year 2000.


 First half fiscal year 2001 compared to first half fiscal year 2000

 Net Product Sales.Net product sales of $48.7 million for the six months ended March 31, 2001 increased 185% from $17.1 million for the six months ended March 31, 2000. Sales of PHONECELLR increased 272% from $11.6 million during the first half of fiscal year 2000 to $43.1 million during the same period of fiscal year 2001. This increase was the result of large shipments of desktop phones to Telcel in connection with the Company's supply agreement with Telcel. The sale of TELGUARDR products increased 8% from $5.2 million during the six months ended March 31, 2000 to $5.6 million during the six months ended March 31, 2001.

 Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased 214% from $1.6 million during the first half of fiscal year 2000 to $5.0 million during the same period of fiscal year 2001. The fiscal year 2001 amount includes $4.7 million in royalty settlement revenue related to the termination of the OEM and Option agreements with Motorola. The fiscal year 2000 amount includes $1.0 million of royalties from Andrew Corporation.

 Cost of sales. Cost of sales of $35.6 million increased 154%, or $21.6 million for the six months ended March 31, 2001 compared to the same period last year. Cost of sales for the first six months of fiscal year 2001 is 66% of total revenue, compared to 75% of total revenue, for the same period last year. The increase in cost of sales during the first six months of fiscal year 2001 is due primarily to the increased sales volume and a special charge of $1.0 million to reduce the carrying cost of CDMA FWT due to poor market conditions (see Liquidity and Capital Resources below).

 Engineering and Development Expenses. Engineering and development expenses of $3.1 million during the first six months of fiscal year 2001 increased approximately 14%, or $0.4 million, from the first six months of fiscal year 2000. The increase is primarily the result of added labor costs for the development of additional Global System for Mobile Communication (GSM) PHONECELLR fixed wireless terminals, including 1900 MHz models and models with General Packet Radio Service (GPRS), and additional TELGUARDR products.

 Selling and Marketing Expenses. Selling and marketing expenses for the first half of fiscal year 2001 increased 14%, or $0.5 million, compared to the same period of fiscal year 2000. The increase is primarily due to increased commission expenses incurred as a result of the larger volume of product shipments.

 General and Administrative Expenses (G&A). G&A for the first half of fiscal year 2001 increased 22% compared to the first half of fiscal year 2000. The increase relates primarily to legal fees associated with ongoing claims of infringement on the Company's patents in Korea and the USA and company wide performance bonuses based on profitability.

 Other Income. Other income during the first half of fiscal year 2001 increased by $0.1 million compared to the same period of fiscal 2000. The increase is primarily due to higher interest income, as a result of larger average cash balances during the first half of fiscal year 2001 compared to the same period of fiscal year 2000.

 Net Income (Loss). The Company recorded net income of $8.5 million for the first half of fiscal year 2001 compared to a net loss of $3.8 million for the first half of fiscal year 2000. Basic earnings per share increased $1.00 per share during the first half of fiscal year 2001, from net loss per share of $0.33 for the first half of fiscal year 2000 to net income per share of $0.67 for the first half of fiscal year 2001.


 Liquidity and Capital Resources

 On March 31, 2001, the Company had $36.2 million in cash and cash equivalents with a working capital surplus of $37.3 million.

 The Company generated $16.2 million of cash from operating activities during the first half of fiscal year 2001 compared to cash used of $1.8 million during the same period of fiscal year 2000. The increase in cash from operations during the first half of fiscal year 2001 is primarily due to a $10.9 million increase in cash from earnings before non-cash items such as depreciation, amortization and market value allowances. Working capital changes, primarily increases in accounts payable and accrued liabilities which resulted from volume purchases on favorable terms, provided an additional $5.3 million of cash. Cash used in investing activities, primarily for capital spending on test equipment, was $0.8 million during the first half of fiscal year 2001, compared to $0.5 million during the same period of fiscal 2000. Cash generated from financing activities of $0.3 million for the first half of fiscal year 2001, related primarily to borrowings under the credit facility, compares to $14.9 million during the same period of fiscal year 2000. The fiscal year 2000 amount included $12.8 million in proceeds from the issuance of common stock and $2.1 million of borrowings under the credit facility.

 Increased competition in the CDMA fixed wireless market has resulted in a significant reduction in the market prices for the Company's CDMA products. Accordingly, during the second quarter of fiscal year 2001, the Company recorded a special charge of $1.0 million to reduce the carrying cost of its CDMA inventories.

 Based upon its current operating plan, the Company believes its existing capital resources will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The amount of royalty income from the Company's licensees is unpredictable, but could have a significant impact on the Company's earnings and cash flow.

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

 Based upon observed trends, the Company believes that the market for FWTs will experience substantial growth over the next five years. By leveraging its existing successes in Mexico and the USA, the Company plans to achieve volume shipments to other markets. The Company has identified other significant near term opportunities in Argentina, Brazil, China, India, the Middle East, and Venezuela. Each of these markets will develop at a different pace, and the sales cycles for these regions are likely to be several months or quarters, but market indications are positive. The Company is well positioned with a wide range of products to capitalize on these market opportunities.

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

 The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of March 31, 2001.

 Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company generally receives either payment prior to shipment or irrevocable letters of credit that are confirmed by U.S. banks to reduce its credit risk. In the case of its supply agreement with Telcel, the Company receives payment prior to shipment. Further, the Company purchases credit insurance for all significant open accounts outside of the United States. The Company performs ongoing credit evaluations and charges uncollectible amounts to operations when they are determined to be uncollectible.


 PART II - OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS

 The Company is involved with ongoing claims. Although there has not been any significant change in the status of such litigation, the Company continues its case preparation efforts and accordingly has incurring additional legal fees during the three months ended March 31, 2001.

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


 Item 2. CHANGES IN SECURITIES AND RECENT SALES OF UNREGISTERED SECURITIES

 Recent Sales of Unregistered Securities

 During the three months ended March 30, 2001, the Company issued 5,196 shares of Common Stock valued at $30,607 to the law of firm of Hamman and Benn for legal services. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.


 Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Company's Annual Meeting of Shareholders was held on January 30, 2001. The number of shares issued and outstanding and entitled to vote was 12,670,559. There were present at said meeting, in person or by proxy, shareholders holding 12,316,046 shares of common stock, that is 97% of the stock outstanding, and entitled to vote, which constituted a quorum.

 The following persons received a majority of the votes cast for Directors, specifically stated as:

                                   For              Withheld
 John E. Berndt                11,931,013           385,033
 William L. DeNicolo           11,929,249           386,797
 Larry J. Ford                 11,923,916           392,130
 Daniel D. Giacopelli          11,929,377           386,669
 Richard D. Haning             11,921,084           394,962
 Kenneth E. Millard            11,929,109           386,937

 The results of the vote to approve the Company's Fourth Amended and Restated Stock Incentive Plan, increasing the number of options authorized thereunder from 1,750,000 to 2,350,000 are as follows:

                For              Against            Withheld
             11,420,420          870,366             25,260


 All nominees for Director were elected and the Fourth Amended and Restated Stock Incentive Plan was approved.


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

 3.4       Amendment No. 3 to Certificate     Filed as
           of Incorporation                   Exhibit 3.4 to
                                              Form 10-Q filed
                                              February 16, 1999

 3.5       Amendment No.4 to Certificate      Filed as
           of Incorporation                   Exhibit 3.5 to
                                              Form 10-Q filed
                                              February 16, 1999

 3.6       By-Laws                            Filed as
                                              Exhibit 3.4 to
                                              the Registration
                                              Statement

 4.1       Certificate of Designations,       Filed as Exhibit 99.2
           Preferences, and Rights of         Form 8-K filed
           Series A Convertible Preferred     April 25, 1997
           Stock

 4.2       Loan agreement with Wells          Filed as Exhibit 4.5 to
           Fargo Business                     Form 10-Q filed
                                              February 14, 2000

 4.3       Stock Purchase Warrant with Wells  Filed as Exhibit 4.6 to
           Fargo Business                     Form 10-Q filed
                                              February 14, 2000

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

 10.4      Appointment of Larry J. Ford       Filed as Exhibit 10.2
                                              to Form 10-Q filed
                                              May 1, 1995

 10.5      Option Agreement with Motorola     Filed as Exhibit 10.6
           dated November 10, 1995            to Form 10-K filed
                                              December 26, 1996 (1)

 10.6      Amendment No.1 dated September     Filed as Exhibit 10.7
           24, 1996 to Option Agreement       to Form 10-Q filed
           with Motorola                      August 13, 1999 (1)

 10.7      Amendment No.2 dated April 30,     Filed as Exhibit 10.8
           1999 to Option Agreement with      to Form 10-Q filed
           Motorola                           August 13, 1999 (1)

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

 10.10     Amendment No. 4 to Patent Cross    Filed as Exhibit 10.11
           License Agreement between          to Form 10-Q filed
           Motorola,Inc. and the Company,     August 13, 1999 (1)
           dated May 3, 1999

 10.11     Amended and Restated Shareholders  Filed as Exhibit 10.15
           Agreement dated November 2, 1993   to the Registration
                                              Statement (1)

 10.12     Amendment No. 1 to Amended and     Filed as Exhibit 10.24
           Restated Shareholders              the Registration
           Agreement, dated January 24, 1994  Statement

 10.13     Amendment No. 2 to Amended and     Filed as Exhibit 10.5
           Restated Shareholders Agreement,   to the Form 10-Q filed
           dated June 29, 1995                July 28, 1995

 10.14     Amended and Restated Registration  Filed as Exhibit 10.16
           Rights Agreement dated November    to the Registration
           2, 1993                            Statement

 10.15     Amendment No. 1 to Amended and     Filed as Exhibit 10.25
           Restated Registration Rights       to the Registration
           Agreement, dated January 24, 1994  Statement

 10.16     Securities Purchase Agreement      Filed as Exhibit 99.1 to
           dated April 16, 1997, by and       Form 8-K filed
           between Telular Corporation and    April 25, 1997
           purchasers of the Series A
           Convertible Preferred Stock

 10.17     Registration Rights Agreement      Filed as Exhibit 99.3 to
           dated April 16, 1997, by and       Form 8-K filed
           between Telular Corporation and    April 25, 1997
           purchasers of the Series A
           Convertible Preferred Stock

 10.18     Securities Purchase Agreement      Filed as Exhibit 99.3 to
           dated June 6, 1997, by and         Registration Statement on
           between Telular Corporation        Form S-3, Registration
           and purchasers of the Series       No. 333-27915, as amended
           A Convertible Preferred Stock      by Amendment No. 1 filed
                                              June 13, 1997, and further
                                              Amended by Amendment No. 2
                                              filed July 8, 1997 (Form S-3)

 10.19     Registration Rights Agreement      Filed as Exhibit 99.4 to
           dated June 6, 1997, by and         Form S-3
           dated Corporation and purchasers
           of the Series A Convertible
           Preferred Stock

 10.20     Agreement and Plan of Merger by    Filed as Exhibit 10.21
           and among Wireless Domain          to Form 10-K filed
           Incorporated (formerly TelePath),  December 19, 1998
           Telular-WD (a wholly-owned
           subsidiary of Telular) and
           certain stockholder of Wireless
           Domain Incorporated


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

 10.23     Employment Agreement with          Filed as Exhibit 10.22
           Daniel D. Giacopelli               to Form 10-Q filed
                                              February 13, 1998

 10.24     OEM Equipment Purchase Agreement   Filed as Exhibit 10.27
           for WAFU dated April 30, 1999      to Form 10-Q filed
                                              August 13, 1999 (1)

 10.25     Settlement and Release of Claims   Filed as Exhibit 10.25
           Agreement with Motorola dated      to Form 10-Q filed
           February 2, 2001 (1)               February 14, 2001 (1)

 10.26     Agreement for the Purchase of      Filed as Exhibit 10.1
           Telular Fixed Telephony Digital    to Form 8-K filed
           Telular Telephones Dated as of     September 13, 2000 (1)
           September 13, 2000, among Telular
           Corporation, Radiomovil DIPSA,
           S.A. de C.V., and BrightStar de
           Mexico S.A. de C.V. (1)

 11        Statement regarding computation    Filed herewith
           of per share earnings

 99        Cautionary Statements Pursuant     Filed as Exhibit 99
           to the Securities Litigation       to Form 10-K filed
           Act of 1995                        December 27, 2000

      (1) Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).

 (b)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  Telular Corporation



 Date    May 11, 2001           By:  /s/ Kenneth E. Millard
         ------------           -----------------------------------
                                Kenneth E. Millard
                                President & Chief Executive Officer



 Date    May 11, 2001           /s/ Jeffrey L. Herrmann
         ------------           -----------------------------------
                                Jeffrey L. Herrmann
                                Executive Vice President,
                                Chief Operating Officer
                                & Chief Financial Officer


 Date    May 11, 2001           /s/ Robert L. Zirk
         ------------           -----------------------------------
                                Robert L. Zirk
                                Controller & Chief Accounting Officer

                                Exhibit Index

 Number            Description                     Reference
 ------            -----------                     ---------
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

 3.4       Amendment No. 3 to Certificate     Filed as
           of Incorporation                   Exhibit 3.4 to
                                              Form 10-Q filed
                                              February 16, 1999

 3.5       Amendment No.4 to Certificate      Filed as
           of Incorporation                   Exhibit 3.5 to
                                              Form 10-Q filed
                                              February 16, 1999

 3.6       By-Laws                            Filed as
                                              Exhibit 3.4 to
                                              the Registration
                                              Statement

 4.1       Certificate of Designations,       Filed as Exhibit 99.2
           Preferences, and Rights of         Form 8-K filed
           Series A Convertible Preferred     April 25, 1997
           Stock

 4.2       Loan agreement with Wells          Filed as Exhibit 4.5 to
           Fargo Business                     Form 10-Q filed
                                              February 14, 2000

 4.3       Stock Purchase Warrant with Wells  Filed as Exhibit 4.6 to
           Fargo Business                     Form 10-Q filed
                                              February 14, 2000

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

 10.4      Appointment of Larry J. Ford       Filed as Exhibit 10.2
                                              to Form 10-Q filed
                                              May 1, 1995

 10.5      Option Agreement with Motorola     Filed as Exhibit 10.6
           dated November 10, 1995            to Form 10-K filed
                                              December 26, 1996 (1)

 10.6      Amendment No.1 dated September     Filed as Exhibit 10.7
           24, 1996 to Option Agreement       to Form 10-Q filed
           with Motorola                      August 13, 1999 (1)

 10.7      Amendment No.2 dated April 30,     Filed as Exhibit 10.8
           1999 to Option Agreement with      to Form 10-Q filed
           Motorola                           August 13, 1999 (1)

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

 10.10     Amendment No. 4 to Patent Cross    Filed as Exhibit 10.11
           License Agreement between          to Form 10-Q filed
           Motorola,Inc. and the Company,     August 13, 1999 (1)
           dated May 3, 1999

 10.11     Amended and Restated Shareholders  Filed as Exhibit 10.15
           Agreement dated November 2, 1993   to the Registration
                                              Statement (1)

 10.12     Amendment No. 1 to Amended and     Filed as Exhibit 10.24
           Restated Shareholders              the Registration
           Agreement, dated January 24, 1994  Statement

 10.13     Amendment No. 2 to Amended and     Filed as Exhibit 10.5
           Restated Shareholders Agreement,   to the Form 10-Q filed
           dated June 29, 1995                July 28, 1995

 10.14     Amended and Restated Registration  Filed as Exhibit 10.16
           Rights Agreement dated November    to the Registration
           2, 1993                            Statement

 10.15     Amendment No. 1 to Amended and     Filed as Exhibit 10.25
           Restated Registration Rights       to the Registration
           Agreement, dated January 24, 1994  Statement

 10.16     Securities Purchase Agreement      Filed as Exhibit 99.1 to
           dated April 16, 1997, by and       Form 8-K filed
           between Telular Corporation and    April 25, 1997
           purchasers of the Series A
           Convertible Preferred Stock

 10.17     Registration Rights Agreement      Filed as Exhibit 99.3 to
           dated April 16, 1997, by and       Form 8-K filed
           between Telular Corporation and    April 25, 1997
           purchasers of the Series A
           Convertible Preferred Stock

 10.18     Securities Purchase Agreement      Filed as Exhibit 99.3 to
           dated June 6, 1997, by and         Registration Statement on
           between Telular Corporation        Form S-3, Registration
           and purchasers of the Series       No. 333-27915, as amended
           A Convertible Preferred Stock      by Amendment No. 1 filed
                                              June 13, 1997, and further
                                              Amended by Amendment No. 2
                                              filed July 8, 1997 (Form S-3)

 10.19     Registration Rights Agreement      Filed as Exhibit 99.4 to
           dated June 6, 1997, by and         Form S-3
           dated Corporation and purchasers
           of the Series A Convertible
           Preferred Stock

 10.20     Agreement and Plan of Merger by    Filed as Exhibit 10.21
           and among Wireless Domain          to Form 10-K filed
           Incorporated (formerly TelePath),  December 19, 1998
           Telular-WD (a wholly-owned
           subsidiary of Telular) and
           certain stockholder of Wireless
           Domain Incorporated


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

 10.23     Employment Agreement with          Filed as Exhibit 10.22
           Daniel D. Giacopelli               to Form 10-Q filed
                                              February 13, 1998

 10.24     OEM Equipment Purchase Agreement   Filed as Exhibit 10.27
           for WAFU dated April 30, 1999      to Form 10-Q filed
                                              August 13, 1999 (1)

 10.25     Settlement and Release of Claims   Filed as Exhibit 10.25
           Agreement with Motorola dated      to Form 10-Q filed
           February 2, 2001 (1)               February 14, 2001 (1)

 10.26     Agreement for the Purchase of      Filed as Exhibit 10.1
           Telular Fixed Telephony Digital    to Form 8-K filed
           Telular Telephones Dated as of     September 13, 2000 (1)
           September 13, 2000, among Telular
           Corporation, Radiomovil DIPSA,
           S.A. de C.V., and BrightStar de
           Mexico S.A. de C.V. (1)

 11        Statement regarding computation    Filed herewith
           of per share earnings

 99        Cautionary Statements Pursuant     Filed as Exhibit 99
           to the Securities Litigation       to Form 10-K filed
           Act of 1995                        December 27, 2000

      (1) Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).