Form 10-Q
period 2001-06-30
TELULAR CORP
filed 2001-08-14
CIK 915324

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q


       [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001.

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

                          Yes  [X]             No  [ ]

 The number of shares outstanding of the Registrant's common stock, par value $.01, as of June 30, 2001, the latest practicable date, was 12,798,823 shares.

                             TELULAR CORPORATION
                                    Index


 Part I - Financial Information                                     Page No.
                                                                    -------
 Item 1.  Financial Statements:

         Consolidated Balance Sheets
           June 30, 2001 (unaudited) and September 30, 2000             3

         Consolidated Statements of Operations (unaudited)
           Three Months Ended June 30, 2001 and June 30, 2000           4

         Consolidated Statements of Operations (unaudited)
           Nine Months Ended June 30, 2001 and June 30, 2000            5

         Consolidated Statement of Stockholders' Equity (unaudited)
           Period from September 30, 2000 to June 30, 2001              6

         Consolidated Statements of Cash Flows (unaudited)
           Nine Months Ended June 30, 2001 and June 30, 2000            7

         Notes to the Consolidated Financial Statements                 8

 Item 2. Management's Discussion and Analysis of Financial

         Condition and Results of Operations                           11

 Item 3. Quantitative and Qualitative Disclosures about Market Risk    14

 Part II - Other Information

 Item 1.  Legal Proceedings                                            15

 Item 2.  Changes in Securities and Recent Sales of
            Unregistered Securities                                    15

 Item 6.  Exhibits and Reports on Form 8-K                             16

 Signatures                                                            19

 Exhibit Index                                                         20


                              TELULAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except share data)

                                                        June 30,  September 30,
                                                          2001         2000
                                                        --------     --------
                                                      (Unaudited)
 ASSETS
   Current assets:
     Cash  and cash equivalents                        $  36,178    $  20,527
     Short term investment                                    35          147
     Receivables:
       Trade, net of allowance for doubtful
         accounts of $104 at June 30, 2001
         and September 30, 2000, respectively              6,219        6,771
       Royalties due from related party                      247          900
                                                        --------     --------
                                                           6,466        7,671
     Inventories, net                                      9,207        6,391
     Prepaid expenses and other current assets               510          442
                                                        --------     --------
   Total current assets                                   52,396       35,178
   Restricted cash                                         2,603        1,900
   Property and equipment, net                             3,961        4,266
   Other assets:
     Excess of cost over fair value of net assets
       acquired, less accumulated amortization of
       $2,211 and $1,822 at June 30, 2001 and
       September 30, 2000, respectively                    2,684        3,073
     Intangibles                                           1,000            -
     Deposits and other                                      111          169
                                                        --------     --------
                                                           3,795        3,242
                                                        --------     --------
   Total assets                                        $  62,755    $  44,586
                                                        ========     ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable:
       Trade                                           $   9,011    $   2,872
       Related party                                          48        2,037
     Accrued liabilities                                   2,825        2,098
                                                        --------     --------
   Total current liabilities                              11,884        7,007

   Long term revolving line of credit                      2,603        1,900

   Commitments and contingencies                               -            -
                                                        --------     --------
   Total liabilities                                   $  14,487    $   8,907
                                                        --------     --------
   Stockholders' equity:
     Common stock; $.01 par value; 75,000,000
       shares authorized; 12,798,823 and
       12,661,942 outstanding at June 30, 2001
       and September 30, 2000, respectively                  128          127
     Additional paid-in capital                          149,227      148,627
     Deficit                                            (100,811)    (112,780)
     Accumulated other comprehensive loss                   (276)        (295)
                                                        --------     --------
   Total stockholders' equity                             48,268       35,679
                                                        --------     --------
   Total liabilities and stockholders' equity          $  62,755    $  44,586
                                                        ========     ========

                              See accompanying notes


                              TELULAR CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except share data)
                                 (Unaudited)

                                                     Three Months Ended June 30,
                                                         2001           2000
                                                      ----------    -----------
  Net product sales                                       27,981         10,338
  Royalty and royalty settlement revenue                     250            341
                                                      ----------    -----------
  Total revenue                                           28,231         10,679

  Cost of sales                                           19,797          8,041
                                                      ----------    -----------
                                                           8,434          2,638

  Engineering and development expenses                     1,642          1,336
  Selling and marketing expenses                           1,859          1,766
  General and administrative expenses                      1,368          1,005
  Provision for doubtful accounts                              -             25
  Amortization                                               130            130
                                                      ----------    -----------
  Income (loss) from operations                            3,435         (1,624)

  Other income, net                                           41            213
                                                      ----------    -----------
  Income (loss) before income taxes                        3,476         (1,411)

  Income taxes, net of tax benefit                             -              -
                                                      ----------    -----------
  Net income (loss)                                  $     3,476   $     (1,411)
                                                      ==========    ===========
  Net income (loss) per common share:

  Basic                                              $      0.27   $      (0.11)
  Diluted                                            $      0.27   $      (0.11)

  Weighted average number of common
    shares outstanding:

  Basic                                               12,771,824     12,494,402
  Diluted                                             13,005,619     12,494,402

                              See accompanying notes


                              TELULAR CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except share data)
                                 (Unaudited)


                                                      Nine Months Ended June 30,
                                                         2001           2000
                                                      ----------    -----------
  Net product sales                                  $    76,656   $     27,408
  Royalty and royalty settlement revenue                   5,288          1,946
                                                      ----------    -----------
  Total revenue                                           81,944         29,354

  Cost of sales                                           55,424         22,080
                                                      ----------    -----------
                                                          26,520          7,274

  Engineering and development expenses                     4,768          4,091
  Selling and marketing expenses                           5,775          5,217
  General and administrative expenses                      3,931          3,099
  Provision for doubtful accounts                              -             75
  Amortization                                               389            389
                                                      ----------    -----------
  Income (loss) from operations                      $    11,657   $     (5,597)

  Other income, net                                          312            356
                                                      ----------    -----------
  Income (loss) before income taxes                       11,969         (5,241)
  Income taxes, net of tax benefit                             -              -
                                                      ----------    -----------
  Net income (loss)                                  $    11,969   $     (5,241)
                                                      ==========    ===========
  Less: Cumulative dividend on
    redeemable preferred stock                                 -            (28)
                                                      ----------    -----------
  Net income (loss) applicable to common shares      $    11,969   $     (5,269)
                                                      ==========    ===========
  Net income (loss) per common share:

  Basic                                              $      0.94   $      (0.44)
  Diluted                                            $      0.92   $      (0.44)

  Weighted average number of common
    shares outstanding:

  Basic                                               12,728,662     11,949,695
  Diluted                                             12,942,435     11,949,695

                              See accompanying notes

                              TELULAR CORPORATION
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (Dollars in thousands)
                                 (Unaudited)

                                                                         Accumulated
                                                 Additional                 Other        Total
                                         Common   Paid-in               Comprehensive Stockholders'
                                         Stock    Capital      Deficit  Income (Loss)    Equity
                                         ------   ---------   ---------  -----------   -----------
 Balance at September 30, 2000          $   127  $  148,627  $ (112,780)   $    (295)  $    35,679

 Comprehensive income:
  Net income for period from October 1,
    2000 to June 30, 2001                     -           -      11,969            -        11,969
  Unrealized gain on investments              -           -           -           19            19
                                                                                        ----------
 Comprehensive income                                                                  $    11,988
                                                                                        ----------
 Deferred compensation related
   to stock options                           -         105           -            -           105

 Stock options exercised                      1         216           -            -           217

 Stock issued in connection with
  services and compensation                   -         279           -            -           279

                                         ---------------------------------------------------------
 Balance at June 30, 2001               $   128  $  149,227  $ (100,811)   $    (276)  $    48,268
                                         =========================================================

                              See accompanying notes

                              TELULAR CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                 (Unaudited)



                                                     Nine Months Ended June 30,
                                                         2001          2000
                                                      ----------    ----------
 Operating Activities:
 Net income (loss)                                   $    11,969   $    (5,241)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
   Depreciation                                            1,041         1,433
   Amortization                                              389           395
   Inventory obsolescence expense                          1,075           504
   Compensation expense related to
     stock options                                           105           111
   Common stock issued for services
     and compensation                                        279           136
   Loss on sale of short term investment                     109             3
   Changes in assets and liabilities:
     Trade receivables                                       552          (979)
     Related party receivables                               653            35
     Inventories                                          (3,891)        2,467
     Prepaid expenses, deposits and other                    (10)          230
     Trade accounts payable                                6,139           (61)
     Related party accounts payable                       (1,989)          533
     Accrued liabilities                                     727        (1,503)
                                                      ----------    ----------
 Net cash provided by (used in) operating activities      17,148        (1,937)

 Investing Activities:
 Proceeds from the sale of short term investment              22             5
 Increase in restricted cash                                (703)       (1,900)
 Acquisition of property and equipment                      (736)         (619)
 Acquisition of licenses and technology                   (1,000)            -
                                                      ----------    ----------
 Net cash used in investing activities                    (2,417)       (2,514)
                                                      ----------    ----------
 Financing Activities:
 Proceeds from the issuance of common stock                  217        12,844
 Borrowings, net                                             703         1,900
                                                      ----------    ----------
 Net cash provided by financing activities                   920        14,744
                                                      ----------    ----------
 Net increase in cash and cash equivalents                15,651        10,293

 Cash and cash equivalents, beginning of period           20,527         9,972
                                                      ----------    ----------
 Cash and cash equivalents, end of period            $    36,178   $    20,265
                                                      ==========    ==========

                              See accompanying notes


                              TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
              (Unaudited, dollars in thousands, except share data)

 1.   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2001. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

 2.   Inventories

      The  components  of  inventories  consist  of  the   following
      (000's):

                                          June 30,     September 30,
                                            2001            2000
                                           -------         -------
                                         (unaudited)
      Raw materials                       $  5,264        $  2,770
      Finished goods                         4,177           3,832
                                           -------         -------
                                             9,441           6,602
      Less: Reserve for obsolescence           234             211
                                           -------         -------
                                          $  9,207        $  6,391
                                           =======         =======

 3.   Revolving Line of Credit

      On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5,000 (the Loan). In accordance with the agreement, 100% of the outstanding amount of the Loan is collaterized with restricted cash. At June 30, 2001, the Company had approximately $2,603 of available borrowings under the Loan, of which $2,603 was outstanding. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003, and carries interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells. The Warrants have a strike price of $16.29 per share and expire on January 6, 2005. The value of the Warrants was accounted for as deferred financing costs, and was recorded at the fair value of the financing fees of $195. The deferred financing costs are included in other assets and are being amortized over the life of the Loan.

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

      On June 30, 2001 and September 30, 2000, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding.

      The Company also had 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding on June 30, 2001 and September 30, 2000.

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

      Export sales of fixed wireless terminals represent 94% and 90% of total fixed wireless net product sales for the first nine months of fiscal year 2001 and 2000, respectively.

      Export sales of security products were insignificant for the first nine months of fiscal year 2001 and 2000.

      Summarized below are the Company's segment revenue and operating profit (loss) by reportable segment:

                                                 Nine Months
                                               ending June 30,
                                           -----------------------
                                            2001            2000
       Revenue                             -----------------------
            Fixed Wireless Terminals      $ 73,726        $ 21,311
            Security Products                8,218           8,043
                                           -----------------------
                                          $ 81,944        $ 29,354

       Operating Profit (Loss)
            Fixed Wireless Terminals      $ 13,074        $ (2,976)
            Security Products               (1,417)         (2,621)
                                           -----------------------
                                          $ 11,657        $ (5,597)



      For the first nine months of fiscal year 2001, one customer located in Mexico, accounted for 83% of the fixed wireless terminal net product sales and two customers, located in the USA, accounted for 16% and 14% respectively, of the security products net product sales. For the first nine months of fiscal year 2000, one customer, located in Dominican Republic, accounted for 31% of fixed wireless terminal net product sales and two customers, both located in the USA, accounted for 18% and 17% respectively, of the security products net product sales.

 6.   Earnings Per Share

      Basic and diluted net income (loss) per common share are computed based upon the weighted-average number of shares of common stock outstanding. Common shares issuable upon the exercise of options, warrants and redeemable preferred stock are not included in the per share calculations if the effect of their inclusion would be anti-dilutive.

      Following is a reconciliation of the weighted average number of common shares outstanding for the basic and diluted earnings per share computation:


                                         Three Months Ended June 30,
                                             2001           2000
                                          ----------     ----------
        Weighted average number of
          common shares outstanding
           Basic                          12,771,824     12,494,402
           Effect of dilutive employee
             stock options                   233,795              -
                                          ----------     ----------
           Diluted                        13,005,619     12,494,402


                                          Nine Months Ended June 30,
                                             2001           2000
                                          ----------     ----------
        Weighted average number of
          common shares outstanding
           Basic                          12,728,662     11,949,695
           Effect of dilutive employee
             stock options                   213,773              -
                                          ----------     ----------
           Diluted                        12,942,435     11,949,695


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

      In 2000, Motorola advised the Company of its intention to exit the wireless local loop business and in connection therewith discontinue production of its CDMA fixed wireless terminals. Since Motorola would be unable to fulfill its obligations under the Agreement, in February 2001, Motorola and the Company reached agreement whereby Motorola paid the Company a royalty settlement of $5 million and the Agreement was terminated. Motorola further agreed to terminate an Option Agreement that it held which entitled Motorola to sublicense the Company's technology to a third party, and also agreed to continue to sell to the Company CDMA fixed wireless terminals on an as-available basis. The Company further agreed to release its claims on Motorola for unpaid royalties, including royalties for previous sales of CDMA fixed wireless terminals in Brazil, and for royalties applicable to a limited number of units of Motorola's remaining inventory of CDMA fixed wireless terminals before the close out of production.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

 Overview

 The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge wireline telecommunications customer premises equipment (CPE) with cellular-type transceivers for use in wireless communication networks in the Cellular and PCS bands. Applications of the Company's technology include fixed wireless telecommunications as a primary access service where wireline systems are unavailable, unreliable or less economical, as well as wireless backup systems for wireline telephone systems and wireless security and alarm monitoring signaling. The Company's principal product lines are: PHONECELL[R], a line of fixed wireless terminals (FWTs) and desktop phones, and TELGUARD[R], a line of cellular alarm transmission systems.

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

 Results of Operations

 Third quarter fiscal year 2001 compared to third quarter fiscal year 2000

 Net Product Sales. Net product sales of $28.0 million for the three months ended June 30, 2001 increased 171% compared to the same period last year. Sales of PHONECELL[R] increased 242% from $7.4 million during the third quarter of fiscal year 2000 to $25.3 million during the same period of fiscal year 2001. This increase was the result of large shipments of desktop phones to Radiomovil Dipsa (Telcel) Mexico in connection with the Company's supply agreement with Telcel. Sales of TELGUARD[R] products decreased 8%, or $0.2 million from $2.9 million during the third quarter of fiscal year 2000 to $2.7 million during the third quarter of fiscal year 2001.

 Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue decreased 27% from $0.3 million during the first nine months of fiscal year 2000 to $0.2 million during the same period of fiscal year 2001. The decrease is the result of the exit from the wireless local loop business by Motorola and the end of related royalties on its sale of Code Division Multiple Access fixed wireless terminals.

 Cost of sales. Cost of sales increased 146% to $19.8 million for the three months ended June 30, 2001 compared to $8.0 million for the same period last year. The increase in cost of sales during the third quarter of fiscal year 2001 is due to the increased sales volume. Cost of sales for the third quarter 2001 is 70% of total revenue, compared 75% of total revenue for the third quarter of fiscal year 2000. The decrease in cost of sales as a percentage of total revenue is due to an improvement in the absorption of fixed costs resulting from the increase in total revenue.

 Engineering and Development Expenses. Engineering and development expenses of $1.6 million for the three months ended June 30, 2001 increased 23% from $1.3 million for the same period of fiscal year 2000. The increase is primarily the result of added labor costs for the development of additional Global System for Mobile Communication (GSM) PHONECELL[R] fixed wireless terminals, including 1900 MHz models and models with General Packet Radio Service (GPRS), and additional TELGUARD[R] products.

 Selling and Marketing Expenses. Selling and marketing expenses for the third quarter of fiscal year 2001 increased 5%, or $0.1 million, compared to the same period of fiscal year 2000. The increase is primarily due to increased commission expenses incurred as a result of the larger volume of product shipments.

 General and Administrative Expenses (G&A). G&A for the three months ended June 30, 2001 increased 36%, or $0.4 million, compared to the same period last year. The increase relates primarily to legal fees associated with ongoing claims of infringement on the Company's patents in Korea and the USA and company-wide performance bonuses based on profitability.

 Net income (loss). The Company recorded net income of $3.5 million for the third quarter of fiscal year 2001 compared to a net loss of $1.4 million for the third quarter of fiscal year 2000. Basic earnings per share of $0.27 for the third quarter of fiscal year 2001 compares to basic net loss per share of $0.11 for the third quarter of fiscal year 2000.

 First nine months fiscal year 2001 compared to first nine months fiscal year 2000

 Net Product Sales.Net product sales increased 180% or $49.3 million for the nine months ended June 30, 2001 compared to the same period last year. Sales of PHONECELL[R] increased 260% or $49.0 million during the first nine months of fiscal year 2001 compared to the same period of fiscal year 2000. This increase was the result of large shipments of desktop phones to Telcel in connection with the Company's supply agreement with Telcel. The sale of TELGUARD[R] products increased 2% or $0.2 million during the first nine months of fiscal year 2001 compared to the same period last year.

 Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased 172% from $1.9 million during the first nine months of fiscal year 2000 to $5.3 million during the same period of fiscal year 2001. The fiscal year 2001 amount includes $4.7 million in royalty settlement revenue related to the termination of the OEM and Option agreements with Motorola. The fiscal year 2000 amount includes $1.0 million of royalties from Andrew Corporation.

 Cost of sales. Cost of sales increased $33.3 million or 151% for the nine months ended June 30, 2001 compared to the same period last year. The increase in cost of sales during the first nine months of fiscal year 2001 is due primarily to the increased sales volume. Cost of sales for the first nine months of fiscal year 2001 of $55.4 million is 68% of total revenue, compared to $22.1 million that is 75% of total revenue, for the same period last year. The decrease in cost of sales as a percentage of total revenue is due to an improvement in the absorption of fixed cost resulting from the increase in total revenue.

 Engineering and Development Expenses. Engineering and development expenses of $4.8 million during the first nine months of fiscal year 2001 increased approximately 17% or $0.7 million from the first nine months of fiscal year 2000. The increase is primarily the result of added labor costs for the development of additional Global System for Mobile Communication
 (GSM) PHONECELL[R] fixed wireless terminals, including 1900 MHz models and models with General Packet Radio Service (GPRS), and additional TELGUARD[R] products.

 Selling and Marketing Expenses. Selling and marketing expenses for the first nine months of fiscal year 2001 of $5.8 million increased 11% compared to $5.2 million for the same period of fiscal year 2000. The increase is primarily due to increased commission expenses incurred as a result of the larger volume of product shipments.

 General and Administrative Expenses (G&A). G&A for the first nine months of fiscal year 2001 increased 27% or $0.8 million compared to the first nine months of fiscal year 2000. The increase relates primarily to legal fees associated with ongoing claims of infringement on the Company's patents in Korea and the USA and company wide performance bonuses based on profitability.

 Net Income (Loss). The Company recorded net income of $12.0 million for the first nine months of fiscal year 2001 compared to a net loss of $5.3 million for the first nine months of fiscal year 2000. Basic earnings per share increased $1.38 per share during the first nine months of fiscal year 2001, from net loss per share of $0.44 for the first nine months of fiscal year 2000 to net income per share of $0.94 for the first nine months of fiscal year 2001.

 Liquidity and Capital Resources

 On June 30, 2001, the Company had $36.2 million in cash and cash equivalents with a working capital surplus of $40.5 million.

 The Company generated $17.1 million of cash from operating activities during the first nine months of fiscal year 2001 compared to cash used of $1.9 million during the same period of fiscal year 2000. The increase in cash from operations during the first nine months of fiscal year 2001 is primarily due to a $15.0 million increase in cash from earnings before non-cash items such as depreciation, amortization and market value allowances. Working capital changes, primarily increases in accounts payable and accrued liabilities combined with an increase in inventories which resulted from volume purchases on favorable terms, provided an additional $2.2 million of cash. Cash used in investing activities, of $2.4 million during the first nine months of fiscal year 2001 included $1.0 million for the acquisition of a GPRS software product license (classified as intangible assets) $0.7 million for purchases of product testing equipment and $0.7 million to increase restricted cash. Cash used for investing activities during the same period of fiscal 2000 of $2.5 million included $0.6 million for the purchase of product testing equipment and $1.9 million to increase restricted cash. Cash generated from financing activities of $0.9 million for the first nine months of fiscal year 2001, related primarily to borrowings under the credit facility and compares to $14.7 million during the same period of fiscal year 2000. The fiscal year 2000 amount includes $12.8 million in proceeds from the issuance of common stock and $1.9 million of borrowings under the credit facility. The Company has no net borrowings, as all borrowings are collaterized with restricted cash.

 Based upon its current operating plan, the Company believes its existing capital resources will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The amount of royalty income from licensing of the Company's technology is unpredictable, but could have a significant impact on the Company's earnings and cash flow.

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

 Based upon observed trends, the Company believes that the market for FWTs will experience substantial growth over the next five years. By leveraging its existing successes in Mexico and the USA, the Company plans to achieve volume shipments to other markets. The Company has identified other significant near term opportunities in Brazil, China, India, Mexico, the Middle East, Turkey and the USA. Each of these markets will develop at a different pace, and the sales cycles for these regions are likely to be several months or quarters, but market indications are positive. The Company is well positioned with a wide range of products to capitalize on these market opportunities.

 Statements contained in this document, other than historical statements, consist of forward-looking information. The Company's actual results may vary considerably from those discussed in the "Outlook" section and elsewhere in this document as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the Company's revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. Shipments under the agreement with Telcel will be completed during the fourth quarter of fiscal year 2001. The Company is actively pursuing a renewal of this agreement, the outcome and timing of which will have a significant impact on the Company's future revenues and profitability. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to this document, include the risk that technological change could render the Company's technology obsolete, ability to protect intellectual property rights in its products, unfavorable economic conditions could lead to lower sales of products, the risk of litigation, the Company's ability to develop new products, the Company's dependence on contractors, including its OEM product suppliers and Motorola, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, dilution of ownership to stockholders resulting from financing activities, volatility of Common Stock price, the effects of control by existing stockholders, intense industry competition including competition from its licensees and new market entrants with cellar phone docking station products and uncertainty in the development of wireless service generally.


 Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of June 30, 2001.

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

 PART II - OTHER INFORMATION

 Item 1. LEGAL PROCEEDINGS

 The Company is involved with ongoing claims. Although there has not been any significant change in the status of such litigation, the Company continues its case preparation efforts and accordingly incurring additional legal fees during the three months ended June 30, 2001.

 While no assurance can be given regarding the outcome of legal proceedings that arise in the ordinary course of business, the Company believes that the final outcome of these matters will not have a material effect on the Company's consolidated financial position or results of operations.
 However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations.

 Item 2.   CHANGES IN SECURITIES AND RECENT SALES OF UNREGISTERED
 SECURITIES

 Recent Sales of Unregistered Securities

 During the three months ended June 30, 2001, the Company issued 818 shares of Common Stock valued at $6,238 to the law of firm of Hamman and Benn for legal services. The Company also issued 1,173 shares of Common Stock valued at $12,763 to the law firm of Bellows and Bellows for legal services. These issuances were exempt from registration pursuant to
 Section 4(2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.


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

 10.23     Employment Agreement with          Filed as Exhibit 10.22
           Daniel D. Giacopelli               to Form 10-Q filed
                                              February 13, 1998

 10.24     OEM Equipment Purchase Agreement   Filed as Exhibit 10.27
           for WAFU dated April 30, 1999      to form 10-Q filed
                                              August 13, 1999 (1)

 10.25     Settlement and Release of Claims   Filed as Exhibit 10.25
           Agreement with Motorola (1)        to form 10-Q filed
                                              February 14, 2001 (1)

 10.26     Agreement for the Purchase of      Filed as Exhibit 10.1
           Telular Fixed Telephony Digital    to Form 8-K filed
           Telular Telephones Dated as of     September 13, 2000 (1)
           September 13, 2000, among Telular
           Corporation, Radiomovil DIPSA,
           S.A. de C.V., and BrightStar de
           Mexico S.A. de C.V. (1)

 10.27     Nonqualified Stock Option          Filed as Exhibit 4.9 to
           Agreement, dated as of October 31, Registration Statement on
           2000, by and between the Company   Form S-8, Registration
           and Larry J. Ford                  No. 333-61970 filed
                                              May 31, 2001

 10.28     Nonqualified Stock Option          Filed as Exhibit 4.10 to
           Agreement, dated as of October 26, Registration Statement on
           1999, by and between the Company   Form S-8, Registration
           and Larry J. Ford                  No. 333-61970 filed
                                              May 31, 2001

 10.29     Nonqualified Stock Option          Filed as Exhibit 4.11 to
           Agreement, dated as of October 27, Registration Statement on
           1998, by and between the Company   Form S-8, Registration
           and Larry J. Ford                  No. 333-61970 filed
                                              May 31, 2001

 10.30     Nonqualified Stock Option          Filed as Exhibit 4.12 to
           Agreement, dated as of February    Registration Statement on
           28, 1997, by and between the       Form S-8, Registration
           Company and Larry J. Ford          No. 333-61970 filed
                                              May 31, 2001

 10.31     Nonqualified Stock Option          Filed as Exhibit 4.13 to
           Agreement, dated as of April 17,   Registration Statement on
           1996, by and between the Company   Form S-8, Registration
           and Larry J. Ford                  No. 333-61970 filed
                                              May 31, 2001

 10.32     Nonqualified Stock Option          Filed as Exhibit 4.14 to
           Agreement, dated as of April 7,    Registration Statement on
           1995, by and between the Company   Form S-8, Registration
           and Larry J. Ford                  No. 333-61970 filed
                                              May 31, 2001

 10.33     Nonqualified Stock Option          Filed as Exhibit 4.15 to
           Agreement, dated as of October     Registration Statement on
           31, 2000, by and between the       Form S-8, Registration
           Company and John E. Berndt         No. 333-61970 filed
                                              May 31, 2001

 10.34     Nonqualified Stock Option          Filed as Exhibit 4.16 to
           Agreement, dated as of October     Registration Statement on
           26, 1999, by and between the       Form S-8, Registration
           Company and John E. Berndt         No. 333-61970 filed
                                              May 31, 2001

 10.35     Nonqualified Stock Option          Filed as Exhibit 4.17 to
           Agreement, dated as of October     Registration Statement on
           27, 1998, by and between the       Form S-8, Registration
           Company and John E. Berndt         No. 333-61970 filed
                                              May 31, 2001

 10.36     Nonqualified Stock Option          Filed as Exhibit 4.18 to
           Agreement, dated as of February    Registration Statement on
           28, 1997, by and between the       Form S-8, Registration
           Company and John E. Berndt         No. 333-61970 filed
                                              May 31, 2001

 10.37     Nonqualified Stock Option          Filed as Exhibit 4.19 to
           Agreement, dated as of December    Registration Statement on
           3, 1996, by and between the        Form S-8, Registration
           Company and John E. Berndt         No. 333-61970 filed
                                              May 31, 2001

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


 (b)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.




                                Telular Corporation



 Date  August 14, 2001     By:  /s/ Kenneth E. Millard
       ---------------          -----------------------------------
                                Kenneth E. Millard
                                President & Chief Executive Officer



 Date  August 14, 2001          /s/ Jeffrey L. Herrmann
       ---------------          -----------------------------------
                                Jeffrey L. Herrmann
                                Executive Vice President,
                                Chief Operating Officer
                                & Chief Financial Officer


 Date  August 14, 2001          /s/ Robert L. Zirk
       ---------------          -----------------------------------
                                Robert L. Zirk
                                Controller & Chief Accounting Officer

                                Exhibit Index


 Number            Description                     Reference
 ------            -----------                     ---------
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

 10.23     Employment Agreement with          Filed as Exhibit 10.22
           Daniel D. Giacopelli               to Form 10-Q filed
                                              February 13, 1998

 10.24     OEM Equipment Purchase Agreement   Filed as Exhibit 10.27
           for WAFU dated April 30, 1999      to form 10-Q filed
                                              August 13, 1999 (1)

 10.25     Settlement and Release of Claims   Filed as Exhibit 10.25
           Agreement with Motorola (1)        to form 10-Q filed
                                              February 14, 2001 (1)

 10.26     Agreement for the Purchase of      Filed as Exhibit 10.1
           Telular Fixed Telephony Digital    to Form 8-K filed
           Telular Telephones Dated as of     September 13, 2000 (1)
           September 13, 2000, among Telular
           Corporation, Radiomovil DIPSA,
           S.A. de C.V., and BrightStar de
           Mexico S.A. de C.V. (1)

 10.27     Nonqualified Stock Option          Filed as Exhibit 4.9 to
           Agreement, dated as of October 31, Registration Statement on
           2000, by and between the Company   Form S-8, Registration
           and Larry J. Ford                  No. 333-61970 filed
                                              May 31, 2001

 10.28     Nonqualified Stock Option          Filed as Exhibit 4.10 to
           Agreement, dated as of October 26, Registration Statement on
           1999, by and between the Company   Form S-8, Registration
           and Larry J. Ford                  No. 333-61970 filed
                                              May 31, 2001

 10.29     Nonqualified Stock Option          Filed as Exhibit 4.11 to
           Agreement, dated as of October 27, Registration Statement on
           1998, by and between the Company   Form S-8, Registration
           and Larry J. Ford                  No. 333-61970 filed
                                              May 31, 2001

 10.30     Nonqualified Stock Option          Filed as Exhibit 4.12 to
           Agreement, dated as of February    Registration Statement on
           28, 1997, by and between the       Form S-8, Registration
           Company and Larry J. Ford          No. 333-61970 filed
                                              May 31, 2001

 10.31     Nonqualified Stock Option          Filed as Exhibit 4.13 to
           Agreement, dated as of April 17,   Registration Statement on
           1996, by and between the Company   Form S-8, Registration
           and Larry J. Ford                  No. 333-61970 filed
                                              May 31, 2001

 10.32     Nonqualified Stock Option          Filed as Exhibit 4.14 to
           Agreement, dated as of April 7,    Registration Statement on
           1995, by and between the Company   Form S-8, Registration
           and Larry J. Ford                  No. 333-61970 filed
                                              May 31, 2001

 10.33     Nonqualified Stock Option          Filed as Exhibit 4.15 to
           Agreement, dated as of October     Registration Statement on
           31, 2000, by and between the       Form S-8, Registration
           Company and John E. Berndt         No. 333-61970 filed
                                              May 31, 2001

 10.34     Nonqualified Stock Option          Filed as Exhibit 4.16 to
           Agreement, dated as of October     Registration Statement on
           26, 1999, by and between the       Form S-8, Registration
           Company and John E. Berndt         No. 333-61970 filed
                                              May 31, 2001

 10.35     Nonqualified Stock Option          Filed as Exhibit 4.17 to
           Agreement, dated as of October     Registration Statement on
           27, 1998, by and between the       Form S-8, Registration
           Company and John E. Berndt         No. 333-61970 filed
                                              May 31, 2001

 10.36     Nonqualified Stock Option          Filed as Exhibit 4.18 to
           Agreement, dated as of February    Registration Statement on
           28, 1997, by and between the       Form S-8, Registration
           Company and John E. Berndt         No. 333-61970 filed
                                              May 31, 2001

 10.37     Nonqualified Stock Option          Filed as Exhibit 4.19 to
           Agreement, dated as of December    Registration Statement on
           3, 1996, by and between the        Form S-8, Registration
           Company and John E. Berndt         No. 333-61970 filed
                                              May 31, 2001

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