Form 10-K
period 2001-09-30
TELULAR CORP
filed 2001-12-21
CIK 915324

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2001

                                       or

       _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [_]

         As of November 9, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $94,736,783 * (based upon the closing sales price of such stock as reported by the NASDAQ National Market on such date).

         The number of shares outstanding of the Registrant's Common Stock as of November 9, 2001, the latest practicable date, was 12,812,665 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended September 30, 2001 are incorporated by reference in Part III of this Form 10-K.

      * Excludes the Common Stock held by Named Executive Officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at November 9, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the Registrant or that such person is controlled by or under common control with the registrant.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW


Background Telular Corporation (the Company) is in the cellular fixed wireless telecommunications industry. The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge standard telecommunications equipment, including standard telephones, fax machines, data modems and alarm panels with standard wireless communication networks in the cellular and PCS frequency bands (collectively cellular). Applications of the Company's technology include Wireless Local Loop (WLL) as a primary access service where wireline systems are unavailable, unreliable or uneconomical, as well as wireless backup systems for wireline telephone systems and Cellular Alarm Transmission Systems. The Company's business segments are divided among its two principal product lines:
PHONECELL(R), a line of cellular Fixed Wireless Terminals and cellular Fixed Wireless Desktop Phones (collectively FWTs), and TELGUARD(R), a line of Cellular Alarm Transmission Systems. Refer to the financial statement footnotes for financial information about the business segments.

In 1986, the Company acquired the intellectual property rights for its cellular interface concept and methodology. The Company's patents cover not only circuitry, but also the core concept and principles underlying the use of an intelligent interface device in conjunction with cellular-type transceivers and systems.

In 1994, the Company completed an initial public offering (IPO) of its Common Stock. The Company's stock is traded on the Nasdaq National Market System under the ticker symbol WRLS.

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

The process of improving and expanding telephone networks using advanced wireless technology in developed and developing countries has created a market for cellular wireless telecommunication equipment such as the Company's FWTs. In developed countries, mobile cellular systems have changed the way people communicate and have enjoyed phenomenal growth. In many developing countries, Wireless Local Loop systems represent what is often the fastest and most cost-effective way of providing basic telephone service. WLL systems are cellular wireless networks constructed and operated primarily for fixed users, both business and residential.

The Wireless Competitive Access (WCA) market involves FWTs operating on mobile cellular networks built primarily for handheld cellular phone users. For WCA applications, FWT sales generally begin developing after a new mobile cellular network has been in operation for a few years, when the growth rate in new mobile cellular phone subscribers slows and the mobile operator begins looking for new revenue sources. FWTs offer this opportunity because they offer better reception, are less costly to support than wireless handsets as they are linked to a single cell site, generate more average billable airtime, and provide demand during "off-peak" times when system capacity is high.


COMPANY STRATEGY

The Company's strategy is to leverage its fifteen years of experience in the market, internationally-accepted products and court-tested patents into a continuing leadership position in the rapidly developing WLL and WCA FWT equipment industry as well as to support application niches such as alarm backup with Cellular Alarm Transmission Systems. Global telecommunications equipment manufacturers together with national and international service providers are increasingly sharing the Company's vision that cellular systems in both developed and developing countries are well suited for use as basic telephone service networks. The key trends that are fueling the worldwide adoption of WLL/WCA programs include the following:

 .     Extensive worldwide coverage of cellular and PCS wireless networks;

 .     An accelerating trend toward privatization of telecommunication service in both developed and developing countries;

 .     Development and adoption of next generation digital networks that provide greater voice capacity and higher data speeds;

 .     Service network providers acceptance of cellular network solutions as fast, cost effective answers to their customers' unfulfilled demand for telecommunications service; and

 .     The licensing of multiple cellular operators in a given region, which intensifies competition among cellular service providers to capture additional minutes of usage and the potential for a large wireline bypass market.

TARGET MARKETS AND PRODUCT APPLICATIONS

The Company's revenues to date have been derived primarily from the sale of PHONECELL(R) FWTs in international markets. Domestic revenues to date have been driven primarily by the Company's TELGUARD(R) Cellular Alarm Transmission Systems, yet a growing demand for PHONECELL(R) FWTs in the USA is beginning to have a favorable impact on domestic revenues.

The Company's major target market opportunities can be grouped into several categories:

[X]  Wireless Basic Telephone Service via cellular Wireless Local Loop
[X]  Wireless Competitive Access
[X]  Least Cost Routing (LCR)
[X]  Telemetry and Remote Monitoring
[X]  Cellular Alarm Transmission Systems
[X]  Cellular Public Phones
[X]  Portable Cellular Access
[X]  Disaster Recovery and Emergency Back-up Services.

Wireless Basic Telephone Service
--------------------------------
Some countries are evaluating or have already deployed cellular telecommunications systems in conjunction with, or as an alternative to, the expansion of their basic wireline systems. Providing PHONECELL(R) FWTs to this market, which is called Wireless Local Loop, is one of the most significant market opportunities for the Company's products.

Wireless Competitive Access
---------------------------
In both developed and developing countries, the existing mobile cellular communications infrastructure can be utilized to provide basic communications services. This is occurring both in rural areas where it can be costly to provide wireline service and in urban areas where there is a demand for alternatives to the incumbent local wireline carrier.

Least Cost Routing
------------------
PHONECELL(R) Terminals can be used in conjunction with PBX and Voice over Internet Protocol (VoIP) systems to provide cost savings. The user can take advantage of mobile to mobile and long distance rates that can often be less costly than the rates charged by wireline carrier. The PBX or VoIP equipment is programmed to recognize calls that can benefit from such wireless rates and route such calls through the wireless path.

Telemetry and Remote Monitoring
-------------------------------
The use of PHONECELL(R) Terminals for remote-monitoring and telemetry applications is a common application of the Company's technology in developed countries, especially in the USA.

Cellular Alarm Transmission Systems
-----------------------------------
Remotely monitored alarm systems are routinely subject to catastrophic failure by virtue of telephone lines being cut by intruders or inadvertently cut by construction crews. Cellular Alarm Transmission Systems were one of the first applications of the Company's technology and are a growing segment of the business. Use of the Company's specialized products allows an alarm monitoring system to automatically switch to a cellular network in the event of a telephone line failure, allowing alarms to be transmitted.

Cellular Public Phones
----------------------
A growing application for the Company's technology is cellular public phones. While some are the traditional coin and credit card devices, the rapidly growing segment is pre-paid phones in areas of the world where billing and collection is difficult. These devices can be deployed rapidly in public places, public calling offices or businesses.

Portable Cellular Access
------------------------
There is a growing market for wireless dial tone and data services in portable environments. The applications include construction trailers, ships, trains and emergency vehicles where wireline telephones, PCs and fax machines are connected to the Company's PHONECELL(R) products to provide timely communication capability regardless of location.

Disaster Recovery and Emergency Back-Up Services
------------------------------------------------
Telephone network outages occur regularly around the world. Today, with the widespread availability of cellular and PCS networks, a readily available and cost-effective solution is possible with the Company's technology. The Company's PHONECELL(R) FWT products provide continued communications capability during these critical events. The Company's products are installed in hospitals, financial institutions, airports, emergency response centers, public service centers and utility companies. The cellular back-up approach allows businesses to protect themselves from network outages and to provide communications following natural disasters. As an example, Telular products were used extensively to reestablish communications in Lower Manhattan following the World Trade Center disaster.

TECHNOLOGY

Core Technology The Company's core patented technology is an intelligent interface (the Invention) that permits standard telecommunications equipment to operate on standard cellular and PCS wireless networks. The Company's products containing the Invention provide the capability to bridge wireline telecommunications customer premises equipment and cellular networks. The Invention provides a standard dial tone, off-hook detection signal and other signals usually provided by the wireline telephone company, through its tip and ring wired local loop connection, which automatically generates a send signal to the cellular transceiver once the user has finished entering the telephone number. The Company has incorporated this core technology into a variety of products and radio standards and continues to develop and exploit derivative products and technologies for customer-specific applications.

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

PRODUCT LINES AND RESEARCH AND DEVELOPMENT

Products for WLL and WCA markets are marketed under the PHONECELL(R) brand name. Cellular Alarm Transmission Systems are marketed under the TELGUARD(R) brand name. Future product offerings are expected to reflect a continued evolution of existing product lines.

During fiscal year 2001, the Company improved its FWT market position on the following major cellular radio standards:

GSM (Global System for Mobile Communications) - The Company commenced production
---------------------------------------------
of its PHONECELL(R) SX4 GSM Desktop Phone in both 900 MHz and 1800 MHz bands, and was the first company to market a 1900 MHz GSM Terminal for the USA and Latin American markets. The Company has begun development of its next generation GSM product line, the PHONECELL(R) SX5 that includes General Packet Radio Service (GPRS) offering high-speed packet data capability. PHONECELL(R) SX5 GSM production will commence in 2002.

CDMA (Code Division Multiple Access) - The Company entered into an OEM Supply
------------------------------------
agreement with Axesstel, Inc. of San Diego, CA for the supply of IS-95A, IS-95B and 1xRTT fixed wireless products including 800 MHz and 1900 MHz Desktop Phones and Terminals. The products are private labeled as Telular products. The Company has begun development of its next generation CDMA product line which includes 1xRTT, a service that offers high-speed packet data. Next generation CDMA products are scheduled to be available for sale in 2002.

TDMA (Time Division Multiple Access) - The Company began shipping its
------------------------------------
PHONECELL(R) Tri-Mode Terminals and Desktop Phones. Tri-Mode products are both dual band (800 MHz and 1900 MHz TDMA) and dual mode (TDMA digital and analog
AMPS). The Company also upgraded its PHONECELL(R) SX4D TDMA Desktop Phone, adding features such as memory dial and monitor mode. In 2002, the Company plans to produce a Class 1 (3-Watt) version of its PHONECELL(R) SX4D TDMA Desktop Phone.

During fiscal year 2001, the Company also enhanced its TELGUARD(R) product line with products that are compatible with Radionics alarm panels.

The Company believes that its future success depends on its ability to continue to meet customers' needs through product innovation, rapid time-to-market with new products, and superior "in market" customer support. Telular works closely with long distance carriers, cellular service providers, telecommunications infrastructure suppliers and equipment manufacturers to develop new cellular fixed wireless products for global WLL markets. Current product lines deploy the major worldwide cellular air interface standards: GSM, TDMA, CDMA and AMPS. Products based on next generation technology, GPRS and 1xRTT, are scheduled to make their debut in 2002.

The Company's research and development staff is focused on developing a steady stream of competitive products addressing cellular Fixed Wireless Terminal and Cellular Alarm Transmission System market opportunities. Its technology competence encompasses all major cellular air-interface standards, which is reflected in the broadest product line offering in the industry. Additionally, the Company has developed innovative products addressing many other market categories such as Cellular Public Phones, Least Cost Routing systems and Telemetry. Telular's expertise in engineering products to operate reliably in the rigorous environments of many developing countries has been recognized as a core design competence. In addition to developing products incorporating the latest in advanced technologies, the research and development staff continually investigates methods by which the Company can improve the cost of its products.

The Company expects to introduce a number of new PHONECELL(R) and TELGUARD(R) models during fiscal year 2002 that will further secure its position as the industry leader in its market segments.

SALES, MARKETING AND SERVICE

International Sales The international marketplace is characterized by new and repeat sales to mobile cellular operators and cellular WLL operators and their distribution channels throughout the world. The Company has built international sales and marketing teams consisting of industry professionals with experience in the Middle East, Latin America, Asia, Europe, Africa and the USA. It has regional sales offices in Vernon Hills, Illinois; Atlanta, Georgia; Miami, Florida; London, England; Amman, Jordan; Johannesburg, South Africa and Singapore. Additionally, the Company has strong distributors in markets where they add value. The ability to provide on-site customer technical assistance and support has been identified as a key competitive advantage for Telular, and the regional offices are staffed to provide this important service.

Domestic Sales In the USA, the Company markets PHONECELL(R) and TELGUARD(R) products through its sales groups in Vernon Hills, Illinois and Atlanta, Georgia, respectively. With the deployment of PCS networks in the USA, the Company is focusing on establishing product development and supply relationships with network operators and appropriate distribution channels. The Company's TELGUARD(R) line is marketed almost exclusively in the USA. Primary customers are alarm installation companies and alarm system distributors.

SERVICE AND SUPPORT

The Company believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the cellular telecommunications equipment industry. The Company offers warranty and repair service for its products through three primary methods: (1) advance replacement kits shipped as warranty with orders, (2) in-house service and technical sales support technicians and engineers at its Vernon Hills, Illinois and Hauppauge, New York facilities, as well as at regional sales offices, and (3) authorized third party service centers in various regions of the world.

ERICSSON RELATIONSHIP

In 1997, the Company entered into a non-exclusive limited field of use patent license agreement with Ericsson Radio Systems AB of Sweden (Ericsson). Ericsson is the world's leading infrastructure provider with sales offices around the world. The Company receives a per-unit royalty for fixed wireless terminal products covered under this agreement that are manufactured and marketed by Ericsson.

In 1999, the Company entered into an agreement with Ericsson for the supply and distribution of FWT products incorporating the TDMA digital cellular standard. Under this agreement, the Company benefits from increased sales activity arising from Ericsson's extensive worldwide infrastructure sales organization and relationships with the world's leading telecommunications operators. Ericsson may incorporate Telular's PHONECELL(R) TDMA FWTs into its product portfolio to provide carriers with a complete solution for fixed cellular applications. Ericsson may also promote the sale of the Company's PHONECELL(R) TDMA products in connection with its infrastructure sales activities. Ericsson provided marketing assistance to the Company in connection with its large shipments to Mexico during fiscal year 2001. The Company also entered into an agreement with Ericsson involving technical and testing cooperation.

Ericsson was the Company's largest supplier in 2001, supplying TDMA cellular transceivers for the Company's PHONECELL(R) SX4 TDMA Fixed Wireless Terminal and Desktop Phone. This relationship has transitioned to the new partnership between Ericsson and Sony known as Sony Ericsson Mobile Communications.

The Company competes directly with Ericsson in markets where Ericsson offers GSM digital cellular FWT products, but not on products incorporating the TDMA digital cellular standard.

MOTOROLA RELATIONSHIP
In 1999, the Company entered into a five year OEM distribution agreement whereby the Company distributed FWT products made by Motorola, Inc. (Motorola) for the CDMA cellular radio standard. The Motorola products utilized the Company's Invention and Motorola paid the Company a royalty on each unit that Motorola sold to customers other than the Company.

In 2000, Motorola announced the discontinuance of its CDMA fixed wireless products. In 2001, the Company and Motorola agreed to terminate the OEM agreement. Terms of the settlement included payment by Motorola of past due royalties of $5 million.

In 1993, the Company entered into an agreement with Motorola, whereby Motorola, through its Cellular Subscriber Sector (CSS), acquired an interest in the Company of approximately 19% and, pursuant to an option, subsequently increased its holdings to 20%. Motorola obtained the right to representation on the Company's Board of Directors and had one director for most of 2001. Motorola, after dilution due to the issuance of additional shares of common stock by the Company, owned approximately 9.4% of the outstanding shares of the Company until August of 2001.

In August 2001, Motorola sold its holdings in the Company to a private investor. Motorola also relinquished its right to representation on the Company's Board of Directors, as well as its right of first refusal on any tender offer for the Company.

AXESSTEL RELATIONSHIP
In 2001, the Company entered into an OEM supply agreement with Axesstel, Inc., a San Diego-based manufacturer of CDMA products, for the supply of Telular-labeled PHONECELL(R) Fixed Wireless Terminals based on the CDMA standard. At the same time the Company and Axesstel entered into a non-exclusive, limited field of use patent license agreement allowing Axesstel to incorporate the Company's Invention into their products.

MANUFACTURING
Fabrication of the Company's products is accomplished through a combination of in-house assembly and contract manufacturing. Contract manufacturers make and test printed circuit boards for the Company. The final assembly of PHONECELL(R) and TELGUARD(R) products is performed at the Company's facility in Vernon Hills, Illinois, except for the PHONECELL(R) SX4 Desktop Phones, which are assembled by a contract manufacturer in Mexico.

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

The Company contracts with a variety of suppliers to buy several critical components of its products, including cellular transceivers. In 1998, the Company began designing and producing its own cellular radio transceivers for the AMPS and GSM PHONECELL(R) FWT product lines. In 1999, the Company began designing products that utilize certain cellular transceivers manufactured by Sony Ericsson Mobile Communications.

EXECUTIVE OFFICERS
The executive officers of the Company and their ages as of November 9, 2001 are as follows:

Name                      Age    Position
-----------------------------------------------------------------------------
Kenneth E. Millard        54     Chairman of the Board, Chief Executive Officer
                                 and President
Daniel D. Giacopelli      43     Executive Vice President and Chief Technology
                                 Officer
Jeffrey L. Herrmann       36     Executive Vice President, Chief Operating
                                 Officer, Chief Financial Officer and Secretary
Daniel C. Wonak           53     Senior Vice President, Marketing

Kenneth E. Millard was elected Chairman of the Board on October 9, 2001, and is currently President and Chief Executive Officer of the Company. Mr. Millard has served as a director, President and Chief Executive Officer of the Company since April 1996. Previously, Mr. Millard served as President and Chief Operating Officer of Oncor Communications, based in Bethesda, Maryland from 1992 to 1996. He worked for Ameritech from 1982 to 1992 where he served as President and Chief Executive Officer of Michigan Bell Telephone Company from 1989 to 1992. Prior to 1989, he held the positions of Senior Vice President of Corporate Strategy for three years and Senior Vice President and General Counsel of Ameritech for four years. From 1972 to 1982, Mr. Millard worked for AT&T and Wisconsin Bell as an attorney. Mr. Millard is currently a member of the Board of Directors of Digi International and Omnitech Inc.

Daniel D. Giacopelli has served as a director, Executive Vice President and Chief Technology Officer of the Company since October 28, 1997. Mr. Giacopelli founded and was President and Chief Executive Officer of Wireless Domain, Incorporated from September 1995 to November 1997. Prior to that time, Mr. Giacopelli was Director of Engineering of the Wireless Group of Telephonics Corporation from 1987 to 1995. Prior to 1987, Mr. Giacopelli was President and CEO of Valinor Electronics, Inc.

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

Daniel C. Wonak has served as Senior Vice President, Marketing since July 10, 2000. Mr. Wonak had previously been Marketing Director for the Coherent OEM Division of Tellabs. From 1995 to 1998 Mr. Wonak served as Vice President of Marketing and Vice President and General Manager for Coherent Communications Corporation. Prior to that he was Vice President for XL Vision, Inc. from 1993 to 1995, President and CEO for HETRA Computer and Communications Industries, Inc. from 1988 to 1993 and Vice President Engineering for Extel Corporation from 1982 to 1988.

EMPLOYEES
The Company has 159 employees, of which 32% are in sales and marketing, 29% in manufacturing, 28% in engineering and product development and 11% in finance and administration. None of the Company's employees are represented by organized labor.

COMPETITION
The cellular Fixed Wireless Terminal industry consists of large domestic and international telecommunications equipment companies, many of which have substantially greater resources than those of the Company, and includes companies such as Motorola, Nokia, Ericsson and LGIC. The Company also competes with a number of smaller companies that have arisen in markets where enforcement of the Company's patent protection is not available or practicable. The Company competes with these companies primarily on the basis of its higher product quality and reliability, state-of-the-art technology and enhanced features, rapid product innovation and customer support. The cellular telecommunications industry is experiencing significant technological change, such as the upgrade of cellular networks to 2.5G and 3G technologies. The rate at which this change occurs and the success of such new technologies may have a material effect on the rate at which the Company expands its business and on its ability to maintain profitability. The Company continues to invest in research and development in order to meet the technological advances in the industry and stay abreast of changes in cellular standards and end-user requirements.

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

Better focus/commitment - In the WLL market, the Company's only business is
-----------------------
cellular FWTs. Typically, the largest competitors sell FWTs in support of their primary focus--their network infrastructure business.

More experience - The Company has been in the FWT business for 15 years and the
---------------
Cellular Alarm Transmission business for ten years and has deployed its units in more than 130 countries worldwide, which reflects in the quality and reliability of its products.

Broader product line - The Company offers products that operate on the world's
--------------------
major cellular air-interface standards and is developing products for the emerging 2.5G networks. The company offers both terminal type and phone-type products.

The Company's participation in the Cellular Alarm Transmission industry is focused on the North American market. The competitive environment has been previously dominated by a few major equipment suppliers, who have leveraged proprietary systems to maintain their market share. Some of these suppliers have vertically integrated up the distribution chain to include ownership of distribution channels as well. As a result, the pace of technological change to date in the industry has lagged that of the telecommunications sector generally.

The Company has adopted an "innovator" role, and has competed successfully by introducing innovative new wireless technology into the marketplace. The TELGUARD(R) value proposition is enabled through its products providing greater signaling reliability, interface compatibility over a wide range of manufacturers' alarm equipment, simple installation and operational cost efficiencies. The Company is selectively entering into distribution agreements with a number of leading distributors and fulfillment companies that will give the Company substantially increased points of presence in the marketplace. Some of these companies also compete directly with the Company on products.

PATENTS, LICENSES AND OTHER INTELLECTUAL PROPERTY
With respect to its interface technology, the Company currently has 14 issued patents and 7 pending patent applications in the United States, as well as 50 foreign patents and 14 pending foreign patent applications. The Company has successfully defended many of its patents in court.

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

Other Patents The Company has been granted several additional patents for self-diagnostics systems, payphones and answer supervision both in the USA and abroad. In 1995 and 1997, the Company was granted three U.S. patents relating to self-diagnostic systems for cellular transceiver systems for both local and remote reporting. (U.S. Patent Nos: 5,469,494; 5,859,894 and 5,966,428). These
patents cover a system for providing diagnostics reporting of a fixed wireless terminal initiated either at the terminal or remotely by the cellular provider. Also in 1999, the Company was granted U.S. Patent 5,946,616 entitled "Concurrent Wireless/ Landline Interface Apparatus and Method" which allows the easy adaptation of an unused telephone line as a cellular line for use throughout the wired facility. On March 7, 2000 U.S. Patent No. 6,035,220 was granted to the Company entitled "Method of Determining End-of-Dialing for Cellular Interface Coupling a Standard Telephone to the Cellular Network."

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

Licensing of Technology The Company has granted licenses to a number of other companies, which include the following:

Motorola                   (See Motorola Relationship)

Ericsson Radio Systems AB  (See Ericsson Relationship)

Andrew Corporation         (limited non-exclusive field of use and limited
                           geographic license)

Axesstel, Inc.             (See Axesstel Relationship)

Trademarks and Other Proprietary Information The Company has 9 registered trademarks, which are: Telular (block), TELULAR plus design, CELJACK, PCSone, TELCEL, Hexagon Logo, PHONECELL, CELSERV and TELGUARD. In addition, the Company has six registered Mexican trademarks covering the names and logos used for some of its products. The Company has 70 other foreign trademark registrations and 3 other foreign trademark applications.

ITEM 2.  PROPERTIES

The Company leases, pursuant to a renewable ten-year lease that began January 1, 1997, 72,000 square feet for its corporate headquarters in Vernon Hills, Illinois. In addition to serving as corporate headquarters, the facility houses manufacturing, sales, marketing, finance and administrative functions. The Company leases, pursuant to a renewable five-year lease that began October 10, 1997, 20,000 square feet of space for its engineering center in Hauppauge, New York. The Company leases space for its international sales offices in Miami, Florida, London, England and Singapore. The Company leases space to house its TELGUARD(R) sales force and operations in Atlanta, Georgia.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in legal proceedings, which arise in the ordinary course of its business. While any litigation contains an element of uncertainty, based upon the opinion of the Company's counsel, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated results of operation or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

The Company's Common Stock trades publicly on the Nasdaq National Market System under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 2001, 2000 and 1999, as reported by Nasdaq. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions. All stock sales prices reflect a 1-for-4 reverse stock split which occurred January 27, 1999.

                               QUARTER ENDED DURING FISCAL YEAR 2001
                               -------------------------------------
                      December 31      March 31      June 30      September 30
                      -----------      --------      -------      ------------

      High                 $12.38        $10.81       $12.15            $10.17
      Low                  $ 4.00        $ 5.63       $ 8.00            $ 4.68

                               QUARTER ENDED DURING FISCAL YEAR 2000
                               -------------------------------------
                      December 31      March 31      June 30      September 30
                      -----------      --------      -------      ------------

      High                 $22.25        $32.00       $ 15.00           $21.50
      Low                  $ 1.00        $ 9.63       $  5.38           $10.75

                               QUARTER ENDED DURING FISCAL YEAR 1999
                               -------------------------------------
                      December 31      March 31      June 30      September 30
                      -----------      --------      -------      ------------

      High                 $ 4.00        $ 2.65       $ 3.63            $ 3.00
      Low                  $ 2.00        $ 1.44       $ 1.56            $ 1.69


On November 9, 2001, there were approximately 375 shareholders of record, 9,410 beneficial shareholders and 12,812,665 shares of Common Stock outstanding. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended September 30, 2001, the Company issued 8,502 shares of Common Stock to the law firm of Hamman and Benn in lieu of a cash payment of $53,791 for legal services. The Company also issued 1,173 shares of Common Stock to the law firm of Bellows and Bellows in lieu of a cash payment of $12,763 for legal services.

Each of the forgoing issuances of the Company's Common Stock did not involve a public offering of securities, and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

The following table is a summary of certain condensed statement of operations and balance sheet information of the Company. The table sets forth-selected historical financial data of the Company for the years ended September 30, 2001, 2000, 1999, 1998 and 1997. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing elsewhere in this report.

                                                                        Year ended September 30,
                                                       --------------------------------------------------------------
                                                                      (In thousands, except share data)


                                                        2001          2000           1999          1998         1997
                                               ----------------------------------------------------------------------
Statement of operations data:
Net product sales                                   $ 95,708      $ 37,650         36,375     $  39,370     $ 48,417
Net royalty and royalty settlement revenue             5,442         2,703          1,948         1,652          551
                                               ----------------------------------------------------------------------
Total revenue                                        101,150        40,353         38,323        41,022       48,968
    Cost of sales                                     68,724        29,463         30,392        30,571       37,881
                                               ----------------------------------------------------------------------
                                                      32,426        10,890          7,931        10,451       11,087
Operating expenses                                    20,000        17,380         18,695        21,283       16,753
                                               ----------------------------------------------------------------------
Income (loss) from operations                         12,426        (6,490)       (10,764)      (10,832)      (5,666)
Net other income                                         450           584            182           428          364
                                               ----------------------------------------------------------------------
Net income (loss)                                     12,876        (5,906)       (10,582)      (10,404)      (5,302)
Less-amortization of preferred stock
    beneficial conversion discount                         -             -              -             -       (2,222)
Less-cumulative dividend on redeemable
    preferred stock                                        -           (29)          (805)         (895)        (395)
                                               ----------------------------------------------------------------------
Income (loss) applicable to commonshares            $ 12,876      $ (5,935)     $ (11,387)    $ (11,299)    $ (7,909)
Basic income (loss) per common
     share                                          $   1.01      $   (.49)     $   (1.27)    $   (1.36)    $  (1.00)
Diluted income (loss) per common share              $    .99      $   (.49)     $   (1.27)    $   (1.36)    $  (1.00)

As of September 30                                      2001          2000           1999          1998         1997
                                               ----------------------------------------------------------------------
Balance sheet data:
Working capital                                     $ 41,752      $ 28,171      $  19,117     $  28,193     $ 39,033
Total assets                                          62,169        44,586         35,328        48,812       57,553
Long term debt (1)                                     3,000         1,900              -             -            -
Stockholders' equity                                  48,999        35,679         14,991        20,682       25,699

(1) The company has 100% of its long term debt collaterized with restricted cash and therefore has no net debt as of September 30, 2001 and 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to bridge standard telecommunications equipment with wireless communication networks in the cellular and PCS frequency bands (collectively cellular). Applications of the Company's technology include cellular fixed wireless telecommunications as a primary access service where wireline systems are unavailable, unreliable or uneconomical, as well as cellular backup systems for wireline telephone systems and cellular wireless security and alarm monitoring signaling. The Company's principal product lines are: PHONECELL(R), a line of cellular Fixed Wireless Terminals and cellular Fixed Wireless Desktop Phones (collectively FWTs), and TELGUARD(R), a line of cellular wireless security and alarm monitoring signaling products.

Currently, the Company is devoting a substantial portion of its resources to international market development, extension of its core product line to new cellular wireless standards, expansion, protection and licensing of its intellectual property rights and development of underlying radio technology.

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

OVERVIEW

Major trends driving the market for the Company's products include a broad consumer acceptance of cellular communications, rapid privatization of telecommunications in developed and developing countries, adoption of next generation digital wireless transmission standards that enhance network capacity and service, service network providers' acceptance of cellular FWTs as cost-effective answers to customer demand for basic telecommunications and the trend of licensing multiple cellular operators in a given region, which intensifies competition among cellular wireless service providers to capture additional minutes of usage and the potential for a large wireline bypass market.

Cellular Wireless Local Loop (WLL), which is the core of the Company's prospects for the PHONECELL(R) business in developing countries, involves cellular infrastructure employed predominately (and sometimes exclusively) for the fixed location user. Continued growth of the WLL market depends primarily on the pricing of WLL airtime service to the customer relative to available wireline prices, the relative local availability of WLL and wireline service, operator regulatory constraints on fixed cellular, and availability of money in a given country. These factors have contributed to an increase in the number of new cellular networks, primarily in Africa, Brazil, China, India, and Mexico.

Wireless Competitive Access, which represents the majority of the Company's current sales in developed countries, has evolved as an alternative to existing wireline systems, and finds application where wireline service is unavailable, unreliable or uneconomic. FWTs are placed on cellular networks built for mobile cellular phones to provide regular telephone service. Management anticipates that additional cellular FWT markets for wireless competitive access applications will develop as existing cellular networks mature and new networks and high speed data services are introduced. As capacity and price competition increase on new and existing cellular networks and the growth rate in new cellular phone subscribers slows, mobile cellular operators will be forced to look for new revenue sources. Cellular FWTs provide an excellent opportunity for cellular network operators, as they are less costly to support than mobile units (because FWTs are permanently linked to a specific cell site), generate more average airtime, and operate mainly at off-peak times. The number of cellular FWTs presently operating on these networks is driven by the relative price for airtime, as well as by the large installed base of cellular mobile networks worldwide. The Company sees a significant opportunity for growth in developed countries with the advent of high speed data services.

The Company's strategy is to leverage its fifteen years of experience in the market, internationally-accepted products and court-tested patents into a continuing leadership position in the rapidly developing cellular FWT equipment industry. Global telecommunications equipment manufacturers together with national and international service providers are increasingly sharing the Company's vision that cellular systems in both developed and developing countries are well suited for use as basic telephone service networks.

The Company believes that its future success depends on its ability to continue to meet customer's needs through product innovation, rapid time-to-market with new products, and superior "in market" customer support. Telular works closely with cellular service providers, telecommunications infrastructure suppliers and equipment manufacturers, to develop new cellular fixed wireless products for global WLL markets. Current product lines deploy the major worldwide cellular air interface standards: GSM, TDMA, CDMA, and AMPS. Development programs are progressing for next generation digital cellular technologies.

The Company's research and development staff is highly focused on developing a steady stream of competitive products addressing cellular Fixed Wireless Terminal and Cellular Alarm Transmission System market opportunities. Its technology competence encompasses all major cellular air-interface standards, which is reflected in the broadest product line offering in the industry.

During fiscal year 2001, the Company improved its FWT market position on the following major radio standards:

GSM (Global System for Mobile Communications) - The Company commenced production
--------------------------------------------
of its PHONECELL(R) SX4 GSM Desktop Phone in both 900 MHz and 1800 MHz bands, and was the first company to market a 1900 MHz GSM Terminals for the USA and Latin American markets. The Company has begun development of its next generation GSM product line, the PHONECELL(R) SX5 that includes General Packet Radio Service (GPRS) offering high-speed packet data capability. PHONECELL(R) SX5 GSM production will commence in 2002.

CDMA (Code Division Multiple Access) - The Company entered into an OEM Supply
------------------------------------
agreement with Axesstel, Inc. of San Diego, CA for the supply of IS-95A, IS-95B and 1xRTT fixed wireless products including 800 MHz and 1900 MHz Desktop Phones and Terminals. The products are private labeled as Telular products. The Company has begun development of its next generation CDMA product line, which includes 1xRTT, a service that offers high-speed packet data. Next generation CDMA products are scheduled to be available for sale in 2002.

TDMA (Time Division Multiple Access) - The Company began shipping its
-----------------------------------
PHONECELL(R) Tri-Mode Terminals and Desktop Phones. Tri-Mode products are both dual band (800 MHz and 1900 MHz TDMA) and dual mode (TDMA digital and analog
AMPS). The Company also upgraded its PHONECELL(R) SX4D TDMA Desktop Phone, adding features such as memory dial and monitor mode. In 2002, the Company plans to produce a Class 1 (3-Watt) version of its PHONECELL(R) SX4D TDMA Desktop Phone.

During fiscal year 2001, the Company also enhanced its TELGUARD(R) product line with products that are compatible with Radionics alarm panels.

RESULTS OF OPERATIONS

Fiscal Year 2001 Compared to Fiscal Year 2000

Net Product Sales. Net product sales of $95.7 million for the fiscal year ended
-----------------
September 30, 2001 increased 154% from $37.7 million for the fiscal year ended September 30, 2000. Sales of PHONECELL(R) products increased 213% from $27.1 million during the fiscal year 2000 to $84.8 million for fiscal year 2001. The increase resulted primarily from the shipment of Desktop Phones to Mexico in connection with the Company's supply agreement with Radiomovil Dipsa (Telcel) during the current year. The sale of TELGUARD(R) products increased approximately 3% from $10.6 million during fiscal year 2000 to $10.9 million during fiscal year 2001.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue
---------------------------------------
increased 101% from $2.7 million during fiscal year 2000 to $5.4 million during fiscal year 2001. The fiscal year 2001 amount includes $5.0 million in royalty settlement revenue related to the termination of the OEM agreement with Motorola. The fiscal year 2000 amount includes $1.5 million of royalty revenue from Motorola and $1.0 million for the royalty from Andrew Corporation.

Cost of Sales. Cost of sales increased from $29.5 million for fiscal year 2000
--------------
to $68.7 million for fiscal year 2001. The increase is primarily the result of the added sales volume. Cost of sales is 68% of total revenue for fiscal year 2001 compared to 73% for fiscal year 2000. The decrease in cost of sales as a percentage of total revenue is due primarily to an improvement in the absorption of fixed costs and increased royalty and royalty settlement revenue.

Engineering and Development Expenses. Engineering and development expenses of
-------------------------------------
$6.4 million for fiscal year 2001 increased approximately 23% or $1.2 million compared to fiscal year 2000. The increase is primarily the result of added labor costs for the development of the next generation of PHONECELL(R) SX5 GSM fixed wireless terminals, including 1900 MHz models and models with General Packet Radio Service (GPRS) and additional TELGUARD(R) products. The engineering and development expenses are 6% of total revenue for fiscal year 2001 compared to 13% for fiscal year 2000.

Selling and Marketing Expenses. Selling and marketing expenses of $ 7.8 million
-------------------------------
for fiscal year 2001 increased 4%, or $0.3 million from fiscal year 2000. The increase is primarily the result of higher commission expenses due to the larger volume of product shipments. Selling and marketing expenses are 8% of total revenue for fiscal year 2001 compared to 19% for fiscal year 2000.

General and Administrative Expenses (G&A). G&A for fiscal year 2001 increased
------------------------------------------
22% to $5.0 million from $4.1 million for fiscal year 2000. The increase consists primarily of legal fees associated with ongoing claims of infringement on the Company's patents in Korea and the USA and performance bonuses based on profitability. G&A expenses are 5.0% of total revenue for fiscal year 2001 compared to 10% for fiscal year 2000.

Provision for Doubtful Accounts. Provision for doubtful accounts increased 300%,
--------------------------------
or $0.1 million during fiscal year 2001 compared to fiscal year 2000. The increase was the result of the bankruptcy of a TELGUARD(R) customer in the USA.

Amortization. Amortization expense increased $0.1 million during fiscal year
-------------
2001 compared to fiscal year 2000. The increase is due to the addition of certain intangible assets during fiscal year 2001, which will be amortized over a life of two years.

Income Taxes.  See Note 6 of the Consolidated Financial Statements.
-------------

Other Income. Other income for fiscal year 2001 decreased by $0.1 million
-------------
compared to fiscal year 2000. The decrease is primarily the result of increased interest expense on the revolving line of credit.

Net Income (Loss). The Company recorded a net income of $12.9 million for fiscal
------------------
year 2001 compared to a net loss of $5.9 million for fiscal year 2000. The increase is primarily the result of higher sales volume.

Net Income (Loss) Applicable to Common Shares. After giving effect to the
---------------------------------------------
cumulative preferred stock dividend, net income applicable to common shares of $12.9 million or $1.01 per share for fiscal year 2001 compares to a net loss of $5.9 million or $0.49 per share for fiscal year 2000.

Fiscal Year 2000 Compared to Fiscal Year 1999

Net Product Sales. Net product sales of $37.7 million for the fiscal year ended
-----------------
September 30, 2000 increased 4% from $36.4 million for the fiscal year ended September 30, 1999. Sales of PHONECELL(R) products increased 9% from $24.8 million during the fiscal year 1999 to $27.1 million for fiscal year 2000. The increase resulted primarily from larger shipments to the Dominican Republic and in the United States during fiscal year 2000. The sale of TELGUARD(R) products decreased approximately 9% from $11.6 million during fiscal year 1999 to $10.6 million during fiscal year 2000.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue
---------------------------------------
increased 39% from $1.9 million during fiscal year 1999 to $2.7 million during fiscal year 2000. The fiscal year 2000 amount includes $1.5 million of royalty revenue from Motorola and $1.0 million for the royalty revenue from Andrew Corporation. There was $0.9 million of royalty revenue from Motorola and no royalty revenue from Andrew in fiscal year 1999. The Company had an agreement with Motorola, whereby the Company provided engineering services, at their typical rates, over a three-year period ending November 10, 1998. The 1999 Motorola royalty settlement revenue represents the final payment relating to liquidated damages owed the Company by Motorola in connection with this agreement.

Cost of Sales. Cost of sales decreased from $30.4 million for fiscal year 1999
--------------
to $29.5 million for fiscal year 2000. During the third quarter of fiscal year 1999 the Company recorded a one-time special charge of $1.5 million to write-off its Extended Total Access Communication System (ETACS) and old CDMA inventories. On June 30, 1999, the Company decided to exit the ETACS business and to offer a new generation of CDMA products, which are purchased by the Company. Cost of sales is 73% of total revenue for fiscal year 2000 compared to 75%, after excluding this one-time charge to cost of sales, for fiscal year 1999.

Engineering and Development Expenses. Engineering and development expenses of
-------------------------------------
$5.2 million for fiscal year 2000 decreased approximately 7% or $0.4 million compared to fiscal year 1999. In fiscal year 1999 and prior the Company had increasing engineering and development expenses as a result of efforts to bring several new lower cost products and a wider range of products to market. Many new products were completed and introduced to market during that year, and therefore the Company has reduced engineering and development expenses, primarily through reductions in material costs and contracted engineering services. The engineering and development expenses are 13% of total revenue for fiscal year 2000 compared to 15% for fiscal year 1999.

Selling and Marketing Expenses. Selling and marketing expenses of $ 7.5 million
-------------------------------
for fiscal year 2000 were the same as fiscal 1999. The $7.5 million represents 19% and 20% compared to sales for fiscal years 2000 and 1999, respectively.

General and Administrative Expenses (G&A). G&A for fiscal year 2000 decreased 9%
------------------------------------------
to $4.1 million from $4.5 million for fiscal year 1999. The decrease consists primarily of reduced legal fees for the successful patent defense in New Zealand, which was initiated in fiscal year 1999.

Provision for Doubtful Accounts. Provision for doubtful accounts decreased $0.3
--------------------------------
million during fiscal year 2000, compared to fiscal year 1999. The decline was the result of a reduction in overdue accounts.

Amortization. Amortization expense decreased $0.3 million during fiscal year
-------------
2000 compared to fiscal year 1999, due to certain intangible assets, which became fully amortized during the first 6 months of fiscal year 1999.

Other Income. Other income for fiscal year 2000 increased by $0.4 million
-------------
compared to fiscal year 1999. The increase is primarily due to higher interest income as a result of larger average cash balances during fiscal year 2000 compared to fiscal year 1999. The increase in interest income more than offset the interest expense resulting from the new revolving line of credit.


Net loss. The Company recorded a net loss of $5.9 million or $0.48 per share for
---------
fiscal year 2000 compared to a net loss of $10.6 million or $1.18 per share for fiscal year 1999. Excluding the $1.5 million one-time charge to write-off certain inventories, the net loss of $9.1 million or $1.01 per share for fiscal year 1999, compares to net loss of $5.9 million or $0.48 per share for fiscal year 2000.

Net Loss Applicable to Common Shares. After giving effect to the cumulative
-------------------------------------
preferred stock dividend, net loss applicable to common shares of $5.9 million or $0.49 per share for fiscal year 2000 compares to a net loss of $11.4 million or $1.27 per share for fiscal year 1999.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2001, the Company had $36.4 million in cash and cash equivalents and working capital of $41.8 million. During fiscal year 2001, cash and cash equivalents increased $15.9 million, compared to an increase in cash and cash equivalents of $10.6 million during fiscal year 2000.

The Company generated $17.8 million of cash from operating activities during fiscal year 2001 compared to a use of $1.6 million in cash for fiscal year 2000. The cash provided by operating activities is due primarily to the profitability resulting from the increases in sales volume. Working capital changes, consisting primarily of decreases in accounts receivable and increases in accounts payable and inventories provided $2.2 million of the cash generated from operating activities. These changes are the result of volume purchases and sales and favorable payment terms.

Cash used in investing activities of $3.0 million for fiscal year 2001 compares to $2.7 million for fiscal year 2000. The investing activities for both periods include capital spending for product testing equipment and increases in restricted cash related to the revolving line of credit. The investing activities for fiscal year 2001 also include $1.0 million for the acquisition of a GPRS software product license.

Financing activities generated cash of $1.0 million during fiscal year 2001 compared to $14.9 million for fiscal year 2000. The fiscal year 2001 amount consists primarily of the proceeds from borrowings under the revolving line of credit. Proceeds from the issuance of common stock and borrowings under the revolving line of credit provided the amount for fiscal year 2000.

The Company continues to do business with ACT Manufacturing under an agreement signed in November 1998. The agreement covers the manufacturing of circuit card assemblies and final assemblies of the Company's products. The agreement may be terminated by default of either party or by mutual consent. As of September 30, 2001, the Company had $2.4 million in open purchase commitments with ACT Manufacturing.

The Company expects to maintain significant levels of cash reserves, which are required to qualify for large sales opportunities.

The Company requires its foreign customers to prepay, obtain letters of credit or to qualify for export credit insurance underwritten by third party credit insurance companies prior to making international shipments. Also, to mitigate the effects of currency fluctuations on the Company's results of operations, the Company conducts all of its international transactions in U.S. dollars.

OUTLOOK

The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

Based upon observed trends, the Company believes that the market for cellular FWTs will experience substantial growth over the next five years. The Company has identified significant growth opportunities in Africa, Brazil, China, India, Mexico and the USA. Each of these markets will develop at a different pace, and the sales cycle for these regions are likely to be several months or quarters. Further, economic conditions play an important role in the timing of market development for the Company's products. In connection with the present global economic slowdown and the recession in the USA, the Company's prospects for continued growth have been accordingly reduced in the near term. However, as economic conditions improve, the Company is well positioned with a wide range of products to capitalize on these market opportunities.

In recent months there has been considerable price pressure in the cellular FWT market, particularly for CDMA products. Most CDMA products are manufactured in Korea, where several manufacturers are competing for the same business. There appears to be a glut of CDMA products, which has resulted in very low prices. The Company expects this trend to continue until next generation 1xRTT CDMA networks and products become generally available.

The Company expects to improve its position in the GSM FWT markets with the launch of its PHONECELL(R) SX5 GSM products with GPRS in 2002. GPRS in GSM networks also allow for the use of high-speed data applications.

The Company expects the market for cellular FWTs to be favorably impacted by 1xRTT and GPRS once these services become generally available, especially in developed countries.

Shipments under the agreement with Telcel to supply $67.5 million Desktop Phones were completed during the fourth quarter of fiscal year 2001. The Company is actively pursuing a renewal of this agreement, the outcome and timing of which will have a significant impact on the Company's future revenues and profitability.

FORWARD LOOKING INFORMATION

Statements contained in this filing, other than historical statements, consist of forward-looking information. The Company's actual results may vary considerably from those discussed in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to this filing, include the risk that technological change will render the Company's technology obsolete, ability to protect intellectual property rights in its products, unfavorable economic conditions could lead to lower product sales, the risk of litigation, the Company's ability to develop new product, the Company's dependence on contractors, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, dilution of ownership to stockholders resulting from financing activities, volatility of Common Stock price, the effects of control by existing shareholders, intense industry competition including competition from its licensees and new market entrants with cellular phone docking station products and the uncertainty in the development of wireless service generally.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

On March 2, 1998, the Company received 300,000 shares of ORA Electronics, Inc. common stock ("ORA stock") in connection with the settlement of patent litigation. ORA stock is traded on Nasdaq's Over The Counter (OTC) system. The Company's holdings in ORA stock are valued at the quoted price on OTC for Ora stock on the date of each balance sheet presented.

The Company frequently invests available cash and cash equivalents in short term instruments such as: certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of September 30, 2001.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. For international sales, the Company generally receives either payment prior to shipment or irrevocable letters of credit that are confirmed by U.S. banks to reduce its credit risk. Further, the Company purchases credit insurance for all significant open accounts outside of the United States. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. The following financial statements are included in Part II, Item 8 of this Form 10-K.

         Report of Independent Auditors ........................................................      19
         Consolidated Balance Sheets as of September 30, 2001 and 2000 .........................      20
         Consolidated Statements of Operations for the years ended
         September 30, 2001, 2000 and 1999 .....................................................      21
         Consolidated Statements of Stockholders' Equity for the years ended
         September 30, 2001, 2000 and 1999 .....................................................      22
         Consolidated Statements of Cash Flows for the years ended
         September 30, 2001, 2000 and 1999 .....................................................      23
         Notes to Consolidated Financial Statements ............................................      24

REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Telular Corporation

We have audited the accompanying consolidated balance sheets of Telular Corporation as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Chicago, Illinois
October 26, 2001                         /s/ Ernst & Young LLP

                               Telular Corporation
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                                         September 30
                                                                                     2001             2000
                                                                             -------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                        $ 36,385        $  20,527
   Short term investment                                                                  15              147
   Receivables:
     Trade, less allowance for doubtful accounts of $210 and $104,
       respectively                                                                    5,151            6,771
     Royalties due from related party                                                      -              900
                                                                             -------------------------------------
                                                                                       5,151            7,671
   Inventories, net                                                                   10,008            6,391
   Prepaid expenses and other current assets                                             363              442
                                                                             -------------------------------------
Total current assets                                                                  51,922           35,178
Restricted cash                                                                        3,000            1,900
Property and equipment, net                                                            3,743            4,266
Other assets:
   Excess of cost over fair value of net assets acquired,
      less accumulated amortization of $2,341 and $1,822, respectively                 2,554            3,073
   Other intangible assets, less accumulated amortization of
      $125 in 2001                                                                       875                -
   Deposits and other                                                                     75              169
                                                                             -------------------------------------
Total other assets                                                                     3,504            3,242
                                                                             -------------------------------------
Total assets                                                                        $ 62,169        $  44,586
                                                                             =====================================
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable:
     Trade                                                                         $   8,470        $   2,872
     Related party                                                                         -            2,037
   Accrued liabilities                                                                 1,700            2,098
                                                                             -------------------------------------
Total current liabilities                                                             10,170            7,007
Long term revolving line of credit                                                     3,000            1,900
Commitments and contingencies                                                              -                -
                                                                             -------------------------------------
Total liabilities                                                                     13,170            8,907
                                                                             -------------------------------------
Stockholders' equity:
   Common stock, $.01 par value; 75,000,000 shares authorized;
     12,810,998 and 12,661,942 outstanding, at September 30, 2001
     and 2000, respectively                                                              129              127
   Additional paid-in capital                                                        149,071          148,627
   Deficit                                                                           (99,904)        (112,780)
   Accumulated other comprehensive loss                                                 (297)            (295)
                                                                             -------------------------------------
Total stockholders' equity                                                            48,999           35,679
                                                                             -------------------------------------
Total liabilities and stockholders' equity                                         $  62,169        $  44,586
                                                                             =====================================
  See accompanying notes.

                               Telular Corporation
                      Consolidated Statements of Operations
                        (In Thousands, Except Share Data)

                                                                                       Year ended September 30
                                                                          2001                  2000                  1999
                                                                   ---------------------------------------------------------
Revenue
  Net product sales                                                   $     95,708         $     37,650         $     36,375
  Royalty and royalty settlement revenue                                     5,442                2,703                1,948
                                                                   ---------------------------------------------------------
    Total revenue                                                          101,150               40,353               38,323
Cost of sales                                                               68,724               29,463               30,392
                                                                   ---------------------------------------------------------
                                                                            32,426               10,890                7,931
Operating Expenses
  Engineering and development                                                6,374                5,162                5,568
  Selling                                                                    7,845                7,546                7,531
  General and administrative                                                 5,025                4,119                4,543
  Provision for doubtful accounts                                              112                   28                  290
  Amortization                                                                 644                  525                  763
                                                                   ---------------------------------------------------------
Income (loss) from operations                                               12,426               (6,490)             (10,764)
Other income (expense)
   Interest income                                                           1,578                  983                  562
   Interest expense                                                           (246)                (151)                 (25)
   Other                                                                      (882)                (248)                (355)
                                                                   ---------------------------------------------------------
                                                                               450                  584                  182
                                                                   ---------------------------------------------------------
Net income (loss)                                                           12,876               (5,906)             (10,582)
Less: Cumulative dividend on redeemable preferred stock                          -                  (29)                (805)
                                                                   ---------------------------------------------------------
Income (loss) applicable to common shares                             $     12,876         $     (5,935)        $    (11,387)
                                                                   =========================================================
Basic earnings (loss) per common share                                $       1.01         $       (.49)        $      (1.27)
                                                                   =========================================================
Diluted earnings (loss) per common share                              $        .99         $       (.49)        $      (1.27)
                                                                   =========================================================

Weighted-average number of common shares outstanding:
      Basic                                                             12,748,677           12,183,022            8,976,640
                                                                   =========================================================
      Diluted                                                           12,961,507           12,183,022            8,976,640
                                                                   =========================================================

See accompanying notes

                               Telular Corporation
                 Consolidated Statements of Stockholders' Equity
                                 (In Thousands)

                                                                                            Accumulated
                                                                  Additional                   Other                      Total
                                                      Common        Paid-in                Comprehensive    Treasury  Stockholder's
                                                      Stock         Capital      Deficit   Income (Loss)     Stock       Equity
                                              --------------------------------------------------------------------------------------
Balance at September 30, 1998                      $     346     $ 117,326     $ (95,458)    $      75     $  (1,607)    $  20,682
                                              --------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss for year ended September 30,
      1999                                                --            --       (10,582)           --            --       (10,582)
   Unrealized loss on investments                         --            --            --          (459)           --          (459)
Comprehensive loss                                        --            --            --            --            --       (11,041)
Conversion of redeemable preferred stock
   to common stock                                        18         5,591            --            --            --         5,609
Deferred compensation related to stock
   options                                                --           165            --            --            --           165
Dividends on redeemable preferred stock                   --            --          (805)           --            --          (805)
One-for-four stock exchange                             (269)          269            --            --            --            --
Stock issued for services and compensation                 2           379            --            --            --           381
                                              --------------------------------------------------------------------------------------
Balance at September 30, 1999                      $      97     $ 123,730     $(106,845)    $    (384)    $  (1,607)    $  14,991
                                              --------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss for the year ended September
      30, 2000                                            --            --        (5,906)           --            --        (5,906)
   Unrealized gain on investments                         --            --            --            89            --            89
                                                                                                                         -----------
Comprehensive loss                                        --            --            --            --            --        (5,817)
Common stock and warrants issued in
   private placement                                       4         9,629            --            --            --         9,633
Stock options exercised                                    5         1,740            --            --         1,607         3,352
Conversion of redeemable preferred stock
   to common stock                                        21        13,065            --            --            --        13,086
Deferred compensation related to stock
   options                                                --           140            --            --            --           140
Dividends on redeemable preferred stock
                                                          --            --           (29)           --            --           (29)
Stock and warrants issued for services
   and compensation                                       --           323            --            --            --           323
                                              --------------------------------------------------------------------------------------
Balance at September 30, 2000                      $     127     $ 148,627     $(112,780)    $    (295)    $      --     $  35,679
                                              --------------------------------------------------------------------------------------
Comprehensive income:
   Net income for the year ended September
      30, 2001                                            --            --        12,876            --            --        12,876
   Unrealized loss on investments                         --            --            --            (2)           --            (2)
                                                                                                                         ---------
Comprehensive income                                      --            --            --            --            --        12,874
Deferred compensation related to stock options            --           140            --            --            --           140
Stock options exercised                                    1           223            --            --            --           224
Stock issued for services and compensation                 1           370            --            --            --           371
Other                                                     --          (289)           --            --            --          (289)
                                              --------------------------------------------------------------------------------------
Balance at September 30, 2001                      $     129     $ 149,071     $ (99,904)    $    (297)    $      --     $  48,999
                                              --------------------------------------------------------------------------------------

See accompanying notes.

                               Telular Corporation
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                    Year ended September 30
                                                                           2001                2000              1999
                                                                       ---------------------------------------------------
Operating activities
Net income (loss)                                                        $ 12,876           $ (5,906)          $(10,582)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation                                                           1,442              1,737              1,804
     Amortization                                                             644                525                763
     Compensation expense related to stock options and
       grants                                                                 140                140                165
     Common stock issued for services and compensation                        371                128                381
     Loss on sale of short term investment                                    109                  3                 --
     Changes in assets and liabilities:
       Trade receivables                                                    1,620               (101)            (2,202)
       Related party receivables                                              900               (417)               785
       Inventories                                                         (3,617)             2,379              2,824
       Prepaid expenses, deposits, and other                                  173                151                679
       Trade accounts payable                                               5,598                422             (2,688)
       Related party payable                                               (2,037)               299                553
       Accrued liabilities                                                   (398)              (994)              (429)
                                                                       ------------------------------------------------
Net cash provided by (used in) operating activities                        17,821             (1,634)            (7,947)

Investing activities
Proceeds from sale of short term investment                                    21                  5                 --
Increase in restricted cash                                                (1,100)            (1,900)                --
Acquisition of property and equipment                                        (919)              (801)            (1,510)
Acquisition of licenses and technology                                     (1,000)                --                 --
                                                                       ------------------------------------------------
Net cash used in investing activities                                      (2,998)            (2,696)            (1,510)

Financing activities
Proceeds from issuances of common stock                                       224             12,985                 --
Payments for the issuance of redeemable
   Preferred stock                                                             --                 --               (425)
Proceeds from revolving line of credit                                      1,100              1,900                 --
Other                                                                        (289)                --                 --
                                                                       ------------------------------------------------
Net cash provided by (used in) financing activities                         1,035             14,885               (425)
                                                                       ------------------------------------------------
Net increase (decrease) in cash and cash equivalents                       15,858             10,555             (9,882)
Cash and cash equivalents, beginning of period                             20,527              9,972             19,854
                                                                       ------------------------------------------------
Cash and cash equivalents, end of period                                 $ 36,385           $ 20,527           $  9,972
                                                                       ================================================

Supplemental cash flow information
Interest paid                                                            $    248           $    134           $     25
                                                                       ================================================
Taxes paid                                                               $    240           $     --           $     --
                                                                       ================================================

  See accompanying notes

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

1. DESCRIPTION OF BUSINESS

Telular Corporation (the Company) operates in two business segments, divided among its two principal product lines: PHONECELL(R), a line of cellular Fixed Wireless Terminals (FWTs), and TELGUARD(R), a line of Cellular Alarm Transmission Systems (Security Products). The Company designs, engineers, and manufactures component elements and complete telecommunications equipment assemblies and other complementary products and markets such products domestically and internationally by sale, lease, or license.

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

Financial Instruments Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Credit risks with respect to trade receivables are limited due to the diversity of customers comprising the Company's customer base. For international sales, the Company generally receives payment in advance of shipment, irrevocable letters of credit that are confirmed by U.S. banks or purchases international credit insurance to reduce its credit risk. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

Inventories Inventories are stated at the lower of first in, first out (FIFO) cost or market.

Business Combinations, Goodwill and Other Intangible Assets In 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations" (SFAS 141) effective July 1, 2001, and SFAS 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective for fiscal years beginning after December 15, 2001. These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives.

The Company is planning to early adopt and will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the nonamortization provisions of the new standards is expected to result in an increase in pretax income of $519 for the year ended 2002.

Reclassifications Certain amounts in the September 30, 2000 and 1999 financial statements have been reclassified to conform to the September 30, 2001 presentation.

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

Reverse Stock Split The number of shares of the Company's Common Stock (Common Stock) outstanding, the weighted average number of common shares outstanding and basic and diluted net income (loss) per share amounts have all been restated to reflect the one-for-four (1:4) reverse stock split of the Company's Common Stock on January 27, 1999.

Property and Equipment Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line and accelerated methods over the assets' useful lives ranging from 3 to 10 years.

Investments Management determines the appropriate classification of equity securities as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. Interest, dividends, and realized gains and losses on securities classified as available-for-sale are included in income.

Income Taxes The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Intangible Assets Intangible assets consist primarily of license and technology agreements, which are being amortized over the lives of the related agreements, typically 2 years, using the straight-line method.

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

Research and Development Costs Research and development costs for the years ended September 30, 2001, 2000 and 1999, respectively, were $5,263, $3,974 and $4,050, and are included in engineering and development expense.

Shipping and Handling Costs Shipping and handling costs of approximately $417, $221, and $346 were included in selling expenses for the years ended September 30, 2001, 2000 and 1999, respectively.

Stock-Based Compensation The Company accounts for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees," and has adopted the disclosure alternative of FASB Statement of Financial Accounting Standard, "Accounting for Stock-Based Compensation" (SFAS No. 123).

Fair Value of Financial Instruments The carrying values reported in the consolidated balance sheet for receivables and accounts payable approximate their fair values at September 30, 2001 and 2000.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

3. INVENTORIES

Inventories consist of the following:

                                                              September 30
                                                         2001             2000
                                                       -------------------------

                    Raw materials                      $ 5,486           $ 2,770
                    Finished goods                       5,468             3,832
                                                       -------------------------
                                                        10,954             6,602
                    Less: Reserve for obsolescence         946               211
                                                       -------------------------
                                                       $10,008           $ 6,391
                                                       =========================

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                              September 30
                                                         2001             2000
                                                       -------------------------

                    Computer equipment                 $ 3,045           $ 2,784
                    Shop equipment                       7,137             6,510
                    Office equipment                     1,094             1,079
                    Leasehold improvements               1,481             1,464
                    Security equipment held for rent       333               333
                                                       -------------------------
                                                        13,090            12,171
                    Less: Accumulated depreciation       9,347             7,905
                                                       -------------------------
                                                       $ 3,743           $ 4,266
                                                       =========================

5. INVESTMENTS

On March 2, 1998, the Company received 300,000 shares of ORA Electronics, Inc., formerly Alliance Research Corporation, common stock, valued at $450, as part of a litigation settlement. The investment is classified as available-for-sale, and is recorded as the short-term investment at its fair value of $15 and $147 at September 30, 2001 and 2000, respectively.

6. INCOME TAXES

The Company did not provide any U.S. federal or state income tax provision or benefit for the current period due to the utilization of net operating loss carryforwards.

On September 30, 2001, the Company had net operating loss carryforwards of approximately $97,020 for income tax purposes that begin expiring in 2008. Of this amount, $6,860 relates to tax deductions generated by the exercise of certain stock options by employees which will be available to offset future income tax liabilities by a total of $2,662. This amount will be treated as a credit to paid in capital when realized. In addition, the Company has $1,458 of research and development credit carryforwards which expire in the years 2009 to 2020.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                              September 30
                                                            2001       2000
                                                         --------------------
             Deferred tax assets:
                Reserve for inventories                   $    406   $     82
                Allowance for doubtful accounts                 81         40
                Certain intangible assets                    2,164      2,492
                Research and development tax credit          1,458      1,397
                Net operating loss carryforwards            34,762     39,870
                Other                                          319        493
                                                         --------------------
             Total deferred tax assets                      39,190     44,374
             Valuation allowance                            39,190     44,374
                                                         --------------------
             Net deferred tax assets                      $      -   $     -
                                                         ====================

The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty of its realizability. The valuation allowance decreased by $5,184 during the fiscal year ended September 30, 2001, due principally to the utilization of approximately $13,000 of net operating loss carryforwards.

Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards are subject to certain annual limitations.

7. SEGMENT REPORTING

The Company, which is organized on the basis of products and services, has two reportable business segments, Fixed Wireless Terminals and Security Products. The Company designs, develops, manufactures and markets both fixed wireless terminals and security products. Fixed Wireless Terminals bridge wireline telecommunications customer premises equipment with cellular-type transceivers for use in wireless communication networks. Security products provide wireless backup systems for both commercial and residential alarms systems.

Export sales of fixed wireless terminals represent 88%, 78%, and 79% of total fixed wireless net sales for the years ending September 30, 2001, 2000, and 1999, respectively. Export sales of security products were insignificant for these periods.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                        (In Thousands, Except Share Data)

         Segment Reporting                              2001          2000           1999
                                                        ---------------------------------
           Revenue
                Fixed Wireless Terminals             $  90,235     $  29,727     $  26,763
                Security Products                       10,915        10,626        11,560
                                                     -------------------------------------
                                                       101,150        40,353        38,323
           Net Income (Loss)

                Fixed Wireless Terminals                14,859        (4,188)      (10,093)
                Security Products                       (1,983)       (1,718)         (489)
                                                     -------------------------------------
                                                        12,876        (5,906)      (10,582)
           Tangible Long-Lived Assets, net

                Fixed Wireless Terminals                 2,743         3,094         4,017
                Security Products                        1,000         1,172         1,185
                                                     -------------------------------------
                                                         3,743         4,266         5,202
           Capital Expenditures

                Fixed Wireless Terminals                   861           597           751
                Security Products                           58           204           759
                                                     -------------------------------------
                                                           919           801         1,510

           Depreciation and Amortization

                Fixed Wireless Terminals                 1,855         2,045         2,443
                Security Products                          231           217           124
                                                     -------------------------------------
                                                         2,086         2,262         2,567


For the fiscal year ending September 30, 2001, one customer located in Mexico accounted for 77% of Fixed Wireless Terminal revenue and two customers, both located in the U.S., accounted for 16% and 13%, respectively, of the security products revenue.

For the fiscal year ending September 30, 2000, one customer located in the Dominican Republic accounted for 21% of Fixed Wireless Terminal revenue and two customers, both located in the U.S., accounted for 19% and 15%, respectively, of the security products revenue.

For the fiscal year ending September 30, 1999, two customers located in Mexico and Dominican Republic, accounted for 26% and 17%, respectively, of the Fixed Wireless Terminal revenue and two customers, both located in the U.S., accounted for 30% and 13%, respectively, of the security products revenue.

8. REVOLVING LINE OF CREDIT

On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5 million (the Loan). In accordance with the agreement, 100% of the outstanding amount of the Loan is collaterized in cash. At September 30, 2001, the Company had $3.0 million of borrowings outstanding under the Loan. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003 and bears interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells. The Warrants have a strike price of $16.29 per share and expires on January 6, 2005. The value of the Warrants was accounted for as deferred financing costs, and was recorded at the fair value of the financing fees of $195. The deferred financing costs are included in other assets and are being amortized over the life of the Loan.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

9.  REDEEMABLE PREFERRED STOCK AND PREFERRED STOCK

During the year ending September 30, 1997, the Company issued 20,000 shares of Series A Convertible Preferred Stock (the "Redeemable Preferred Stock") for $18,375, which is net of issuance costs of $1,200. The Redeemable Preferred Stock includes the equivalent of a 5% annual stock dividend of $29 and $805 at September 30, 2000 and 1999, respectively.

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

On September 30, 2001 and 2000, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding.

On September 30, 2001 and 2000, the Company had 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

10. RELATED PARTY TRANSACTIONS

Pursuant to the terms of a 1993 Stock Purchase Agreement, the Company issued and sold 956,060 shares of Common Stock to Motorola, Inc. (Motorola) in exchange for cash proceeds of $11,000, access to specified services of Motorola, and certain transceiver supply and pricing arrangements. On April 26, 1994, Motorola exercised its option to purchase 232,187 additional shares from certain major shareholders in lieu of the Company issuing such shares. Among other things, the Stock Purchase Agreement contains restrictions on certain actions that would adversely impair the rights of Motorola and on the sale of additional Company stock to strategic investors, as defined.

In addition, the Company has a patent license agreement with Motorola whereby the Company receives a royalty for each unit leased, used, or sold by Motorola. The agreement will remain in effect for the life of the patents by country, unless either party in accordance with the terms of the agreement terminates it. For the years ended September 30, 2001, 2000, and 1999, royalty and royalty settlement revenue earned by the Company pursuant to the Motorola agreement was approximately $5,006, $1,525, and $1,948, respectively.

The Company also had an agreement with Motorola, whereby the Company provided engineering services, at its typical rates, over a three-year period ending November 10, 1998. For the year ended September 30, 1999, payments received under this agreement were approximately $1,000. No payments were received under this agreement for the years ended September 30, 2001 and 2000.

In 1999, the Company entered into a five year OEM distribution agreement whereby the Company distributes fixed wireless products made by Motorola for the Code Division Multiple Access (CDMA) cellular radio standard. The Motorola products utilize the Company's technology and Motorola is required to pay the Company a royalty on each unit that Motorola sells to customers other than the Company. In 2000 Motorola announced the discontinuance of their fixed

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

wireless products and in 2001, the Company and Motorola agreed to terminate the OEM agreement. Terms of the settlement included a royalty payment of $5,000 which is included in royalty and royalty settlement revenue.

In August 2001, Motorola sold its holdings in the Company to an unrelated third party.

Accounts receivable from Motorola were $132 and $900 as of September 30, 2001 and 2000, respectively.

Purchases from Motorola totaled approximately $1,675, $9,114, and $6,404 for the years ended September 30, 2001, 2000, and 1999, respectively.

Accounts payable to Motorola, were approximately $14 and $2,037 for the fiscal years ended September 30, 2001 and 2000, respectively.

In 1992, the Telular Group L.P., predecessor of the Company, entered into a contribution agreement with DNIC Brokerage Company (DNIC) pursuant to which DNIC contributed a variety of assets including certain patents and license agreements, to the Company. Under the contribution agreement, DNIC retains the right to receive the first $250 per year in annual royalty payments pursuant to the contributed license agreements. The Company paid a total of $250 to DNIC pursuant to this contribution agreement during the fiscal year ended September 30, 2001. On October 10, 2001, the Company entered into an agreement with DNIC, pursuant to which the Company agreed to advance an amount not to exceed $750 of future royalties to DNIC to be used solely for the purpose of purchasing the Company's common stock in open market transactions. Beginning on October 1, 2001, all royalties received by the Company for the benefit of DNIC will first be applied to amounts advanced to DNIC by the Company, and any remaining royalties will be paid to DNIC. Subsequent to fiscal year 2001, the Company advanced a total of $750 to DNIC under the terms of this arrangement. DNIC is a shareholder of the Company.

11. COMMITMENTS

The Company occupies certain facilities and rents certain equipment under various lease agreements expiring through February 28, 2007. Rent expense for the years ended September 30, 2001, 2000, and 1999 was approximately $919, $1,137, and $997, respectively. Future minimum obligations under noncancelable operating leases are as follow:

                     2002                  $   939
                     2003                      740
                     2004                      691
                     2005                      653
                     2006                      669
                     Thereafter                282
                                         ---------
                     Total                 $ 3,974
                                         =========

During fiscal 1999, the Company entered into an agreement with ACT Manufacturing, which covers the manufacturing of circuit card assemblies and final assemblies of the Company's products. The agreement may be terminated by default of either party or by mutual consent. As of September 30, 2001, the Company had $2,417 in open purchase commitments relative to this agreement.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

12. CAPITAL STOCK AND STOCK OPTIONS

On March 3, 2000, the Company issued 444,444 shares of Common Stock for $9,533 which is net of issuance costs of $467, including $100 of Common Stock issued to the Company's placement agent. The Common Stock was issued to investors under the provisions of Regulation D of the United States Securities Act of 1933, as amended. In connection with this financing, the Company issued 358,407 shares of Common Stock Warrants to investors and the placement agent. The Common Stock Warrants have strike prices, which range from $12.27 to $31.56 per share and expire during the period from March 2, 2005 through April 11, 2005. The fair value of these Common Stock Warrants of $2,264, determined using the Black-Scholes method was included in additional paid in capital.

The Company has a Stock Incentive Plan (the Plan). Under the Plan, options to purchase shares of Common Stock may be granted to all employees. Stock options have been granted at exercise prices as determined by the Board of Directors to all officers and employees of the Company pursuant to the Plan. These stock options will vest either immediately or over a period of up to seven years.

All stock options, if not exercised or terminated, will terminate either on the sixth or the tenth anniversary of the date of grant.

Outside of the Plan, the Company has entered into stock option agreements (the Stock Option Agreements) with former employees and independent directors. Under these Stock Option Agreements, certain employees were granted options before the Company's 1994 initial public offering. These options were granted at exercise prices ranging from $3.72 to $39.00 per share, as determined by the Board of Directors, and represented the estimated fair market values of the Company's Common Stock at the grant date. These options are fully vested and those not exercised or cancelled will expire on the tenth anniversary of the date of grant.

Stock Option Agreements are provided annually to the independent directors of the Company in lieu of compensation as directors and members of committees of the Board of Directors. These options are granted at exercise prices equal to the price of the Company's common stock on the date of grant and expire on the tenth anniversary of the date of grant.

The following table displays all stock option activity, including stock options granted to all employees and the Stock Option Agreements.

                                                      2001                       2000                     1999
                                             ------------------------------------------------------------------------
                                                           Weighted-              Weighted-               Weighted
                                                            Average                Average                -Average
                                                 Options   Exercise     Options   Exercise     Options    Exercise
                                                 (000's)    Price       (000's)    Price       (000's)     Price
                                             ------------------------------------------------------------------------
      Outstanding at beginning of year            1,001    $ 8.27       1,205     $7.71          688       $12.56
      Granted                                       584     13.33         406      8.40          742         3.31
      Exercised                                     (81)     2.55        (461)     7.30            -         -
      Canceled                                     (296)     8.88        (149)     5.59         (225)        7.97
                                             ------------------------------------------------------------------------
      Outstanding at end of year                  1,208    $10.95       1,001     $8.27        1,205        $7.71
                                             ========================================================================

Weighted average fair value of
         options granted during the period                 $ 7.00                 $4.39                     $1.06

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

The following table summarizes information about options outstanding at September 30, 2001:

                                              Weighted-     Outstanding                    Exercisable
                                               Average       Weighted-                      Weighted-
                              Outstanding     Remaining       Average      Exercisable       Average
               Range of      as of 9/30/01   Contractual      Exercise     as of 9/30/01    Exercise
           Exercise Prices      (000's)         Life           Price          000's)          Price
           ---------------------------------------------------------------------------------------------
             $1.56 -  3.75            291            5.17           $3.23            200           $3.46
              4.25 - 10.05            252            5.97            8.37             40            9.49
             10.06 - 15.25            321            4.85           11.89            137           12.09
             17.50 - 39.00            344            4.69           18.48            132           19.73
                             ---------------------------------------------------------------------------
                                    1,208            5.11          $10.95            509          $10.47
                             ===========================================================================

At September 30, 2001, the Company has reserved 2,350,000 shares of Common Stock, of which 1,470,133 are available for issuance in connection with the Plan

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, which also requires that the information be determined as if the Company had accounted for its options granted subsequent to October 1, 1995, under the fair value method of that Statement. The fair value of options was estimated at the date of grant using a Black-Scholes stock option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate of 6.0%; a weighted-average expected life of the options of four years; and no dividend yield. For the volatility factor of the expected market price of the common stock, the weighted average assumptions of 60%, 60% and 35% were used for 2001, 2000 and 1999, respectively.

The Black-Scholes stock option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, stock option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 2001             2000              1999
                                                          --------------------------------------------------
     Pro forma net earnings (loss) applicable to
        common shares                                          $10,587         $ (7,102)        $ (12,002)
     Pro forma basic earnings (loss) per common
        share                                                  $  0.83         $  (0.58)        $   (1.34)
     Pro forma diluted earnings (loss) per
        common share                                           $  0.82         $  (0.58)        $   (1.34)
                                                          ==================================================

13.  EARNINGS PER SHARE

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

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

Following is a reconciliation of the weighted average number of common shares outstanding for the basic and diluted earnings per share computation:

                                                   Year Ended September 30
                                                      2001        2000
                                                   -----------------------
     Weighted average number of common shares
     outstanding
          Basic                                     12,748,677  12,183,022
          Effect of dilutive stock options             212,830          --
                                                   -----------------------
          Diluted                                   12,961,507  12,183,022
                                                   =======================

14. MAJOR CUSTOMERS

For the year ended September 30, 2001, the Company derived approximately $69,235 (68%) of its total revenues from one customer, Radiomovil Dipsa (Telcel) Mexico. As of September 30, 2001, $1,630 was included in accounts receivable from Telcel.

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

15. EXPORT SALES

Export sales were approximately $79,340, $23,305, and $21,073 for the years ended September 30, 2001, 2000, and 1999, respectively. Export sales were primarily to the Caribbean and Latin American (CALA) and European, Middle Eastern, and African (EMEA) regions during the years ended September 30, 2001, 2000 and 1999.

16. CONTINGENCIES

The Company is involved in various legal proceedings that arise in the ordinary course of its business. While any litigation contains an element of uncertainty, based upon the opinion of the Company's counsel, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated results of operations or financial position.

17. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company may match employee contributions on a discretionary basis. There were no amounts charged against operations related to the Company's match for the years ended September 30, 2001, 2000, and 1999.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2001, 2000, and 1999 (in thousand, except share data).

                                                        Three months ended
                                          December 31   March 31    June 30   September 30
                                          ------------------------------------------------
        Fiscal year ended 2001
        Total revenue                       $ 15,207    $ 38,615    $ 28,343    $ 18,985
        Gross profit                           4,614      13,581       8,546       5,685
        Net income                               151       8,343       3,476         906
                                                              (1)

        Basic income per common
           share                                 .01         .66         .27         .07
        Diluted income per common
           share                                 .01         .64         .27         .07

        Fiscal year ended 2000
        Total revenue                       $  9,077    $  9,709    $ 10,750    $ 10,817
        Gross profit                           1,914       2,832       2,709       3,435
        Net loss                              (2,354)     (1,475)     (1,411)       (666)
        Basic and diluted loss per common
           share                                (.21)       (.12)       (.11)       (.05)

        Fiscal year ended 1999
        Total revenue                       $  8,269    $  8,433    $ 10,751    $ 10,870
        Gross profit                           1,849       2,585       1,167       2,330
        Net loss                              (2,691)     (1,998)     (3,216)     (2,677)
        Basic and diluted loss per common
           share                                (.33)       (.25)       (.38)       (.31)

        (1) Includes $5,000 in royalty settlement revenue (Note 10).

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Reference is made to the information contained under the caption Directors of the Company in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 2001.

The Directors' names and occupations are listed in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 2001. Names and information about executive officers are provided in Item 1 of this Filing.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 2001, which is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 2001, which is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Relationships and Related Transactions in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 29, 2001, which is incorporated herein.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  1.   The following financial statements are included in Part II, Item 8 of this Form 10-K.

          Report of Independent Auditors

          Consolidated Balance Sheets as of September 30, 2001 and 2000

          Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity for the years ended September 30, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements

     2. The following financial statement Schedule VIII Valuation and Qualifying Accounts for the years ended September 30, 2001, 2000 and 1999 is filed as part of this current report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.

     Item 14(a) 2. Schedule VIII - Valuation and Qualifying Accounts

                                                                                        Charged
                                                          Balance At   Charged to       to other                     Balance
                                                         Beginning of   Costs and       accounts    Deductions      at end of
                           Description                      Period      Expenses        Describe     Describe        period
         --------------------------------------------------------------------------------------------------------------------
         Period Ended September 30, 2001
         Accumulated Amortization of Intangible Assets     $    1,822    $    644       $    --     $     --        $  2,466
         Valuation Allowance of Deferred Tax Asset             44,374      (5,184) (2)       --           --          39,190
         Allowance for Doubtful Accounts                          104         112            --           (6) (4)        210
         Inventory Reserve                                        211       1,000            --         (265) (3)        946

         Period Ended September 30, 2000
         Accumulated Amortization of Intangible Assets     $    2,392    $    525       $    --     $ (1,095) (1)   $  1,822
         Valuation Allowance of Deferred Tax Asset             42,418       1,956  (2)       --           --          44,374
         Allowance for Doubtful Accounts                          103          28            --          (27) (4)        104
         Inventory Reserve                                        584         404            --         (777) (3)        211

         Period Ended September 30, 1999
         Accumulated Amortization of Intangible Assets     $    1,630    $    762       $    --     $     --        $  2,392
         Valuation Allowance of Deferred Tax Asset             37,882       4,536  (2)       --           --          42,418
         Allowance for Doubtful Accounts                          112         290            --         (299) (4)        103
         Inventory Reserve                                        603       2,119            --       (2,138) (3)        584

     (1) Amount represents assets fully amortized and netted against the reserve during the period.

     (2) Amount represents the change in the valuation amount for deferred taxes due principally to the origination and utilization of net operating loss carryforwards. The valuation amount reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

     3.2       Amendment No. 1 to Certificate        Filed as Exhibit 3.2 to the
               of Incorporation                      Registration Statement

     3.3       Amendment No. 2 to Certificate        Filed as Exhibit 3.3 to the
               of Incorporation                      Registration Statement

     3.4       Amendment No. 3 to Certificate        Filed as Exhibit 3.4 to
               of Incorporation                      Form 10-Q filed February
                                                     16, 1999

     3.5       Amendment No.4 to Certificate         Filed as Exhibit 3.5 to
               of Incorporation                      Form 10-Q filed February
                                                     16, 1999

     3.6       By-Laws                               Filed as Exhibit 3.4 to the
                                                     Registration Statement

     4.1       Certificate of Designations,          Filed as Exhibit 99.2
               Preferences, and Rights of Series     Form 8-K filed April 25,
               A Convertible Preferred Stock         1997

     4.2       Loan Agreement with Wells Fargo       Filed as Exhibit 4.5 to
               Business                              Form 10-Q filed February
                                                     14, 2000

     4.3       Stock Purchase Warrant with Wells     Filed as Exhibit 4.6 to
               Fargo Business                        Form 10-Q filed February
                                                     14, 2000

     10.1      Employment Agreement with             Filed as Exhibit 10.1 to
               Kenneth E. Millard                    Form 10-Q filed August 14,
                                                     1996

     10.2      Stock Option Agreement with           Filed as Exhibit 10.2 to
               Kenneth E. Millard                    Form 10-Q filed August 14,
                                                     1996

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

10.4    Appointment of Larry J. Ford                    Filed as Exhibit 10.2
                                                        to Form 10-Q filed
                                                        May 1, 1995

10.5    Option Agreement with Motorola                  Filed as Exhibit 10.6
        dated November 10, 1995                         to Form 10-K filed
                                                        December 26, 1996(1)

10.6    Amendment No.1 dated September 24, 1996         Filed as Exhibit 10.7
        to Option Agreement with  Motorola              to Form 10-Q filed
                                                        August 13, 1999(1)

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

10.10   Amendment No. 4 to Patent Cross License         Filed as Exhibit 10.11
        Agreement between Motorola, Inc. and the        to Form 10-Q filed
        Company, dated May 3, 1999                      August 13, 1999 (1)

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

10.21   Common Stock Investment Agreement             Filed as Exhibit 4.8 to
        dated March 3, 2000                           Registration Statement on
                                                      Form S-3, Registration
                                                      No. 333-33810 filed
                                                      March 31, 2000, as amended
                                                      By Amendment No. 1 filed
                                                      April 28,2000

10.22   Registration Rights Agreement                 Filed as Exhibit 4.9 to
        dated March 3, 2000                           Registration Statement on
                                                      Form S-3, Registration
                                                      No. 333-33810 filed
                                                      March 31, 2000, as amended
                                                      By Amendment No. 1 filed
                                                      April 28,2000

10.23   Employment Agreement with Daniel D.           Filed as Exhibit 10.22
        Giacopelli                                    to Form 10-Q filed
                                                      February 13, 1998

10.24   OEM Equipment Purchase Agreement              Filed as Exhibit 10.27
        for WAFU dated April 30, 1999                 to Form10-Q filed
        dated April 30, 1999                          August 13, 1999 (1)


10.25   Settlement and Release of Claims              Filed as Exhibit 10.25
        Agreement with Motorola dated                 to Form 10-Q filed
        February 2, 2001 (1)                          February 14, 2001 (1)

10.26   Agreement for the Purchase of Telular         Filed as Exhibit 10.1
        Fixed Telephony Digital Cellular to           Form 8-K filed
        Telephones Dated as of September 13,          September 13, 2000 (1)
        2000, among Telular Corporation,
        Radiomovil DIPSA, S.A. de C.V., and
        BrightStar de Mexico S.A. de C.V. (1)

10.27   Nonqualified Stock Option Agreement,          Filed as Exhibit 4.9 to
        dated as of October 31, 2000, by and          Registration Statement on
        between the Company and Larry J. Ford         Form S-8, Registration
                                                      No. 333-61970 filed
                                                      May 31, 2001

10.28   Nonqualified Stock Option Agreement,          Filed as Exhibit 4.10 to
        dated as of October 26, 1999, by and          Registration Statement on
        between the Company and Larry J. Ford         Form S-8, Registration
                                                      No. 333-61970 filed
                                                      May 31, 2001

10.29    Nonqualified Stock Option Agreement,             Filed as Exhibit 4.11 to
         dated as of October 27, 1998, by and             Registration Statement on
         between the Company and Larry J. Ford            Form S-8, Registration
                                                          No. 333-61970 filed
                                                          May 31, 2001

10.30    Nonqualified Stock Option Agreement,             Filed as Exhibit 4.12 to
         dated as of February 28, 1997, by and            Registration Statement on
         between the Company and Larry J. Ford            Form S-8, Registration
                                                          No. 333-61970 filed
                                                          May 31, 2001

10.31    Nonqualified Stock Option Agreement,             Filed as Exhibit 4.13 to
         dated as of April 17, 1996, by and               Registration Statement on
         between the Company and Larry J. Ford            Form S-8, Registration
                                                          No. 333-61970 filed
                                                          May 31, 2001

10.32    Nonqualified Stock Option Agreement,             Filed as Exhibit 4.14 to
         dated as of April 7, 1995, by and                Registration Statement on
         between the Company and Larry J. Ford            Form S-8, Registration
                                                          No. 333-61970 filed
                                                          May 31, 2001

10.33    Nonqualified Stock Option Agreement,             Filed as Exhibit 4.15 to
         dated as of October 31, 2000, by and             Registration Statement on
         between the Company and John E. Berndt           Form S-8, Registration
                                                          No. 333-61970 filed
                                                          May 31, 2001

10.34    Nonqualified Stock Option Agreement,             Filed as Exhibit 4.16 to
         dated as of October 26, 1999, by and             Registration Statement on
         between the Company and John E. Berndt           Form S-8, Registration
                                                          No. 333-61970 filed
                                                          May 31, 2001

10.35    Nonqualified Stock Option Agreement,             Filed as Exhibit 4.17 to
         dated as of October 27, 1998, by and             Registration Statement on
         between the Company and John E. Berndt           Form S-8, Registration
                                                          No. 333-61970 filed
                                                          May 31, 2001

10.36    Nonqualified Stock Option Agreement,             Filed as Exhibit 4.18 to
         dated as of February 28, 1997, by and            Registration Statement on
         between the Company and John E. Berndt           Form S-8, Registration
                                                          No. 333-61970 filed
                                                          May 31, 2001

10.37    Nonqualified Stock Option Agreement,             Filed as Exhibit 4.19 to
         dated as of December 3, 1996, by and             Registration Statement on
         between the Company and John E. Berndt           Form S-8, Registration
                                                          No. 333-61970 filed
                                                          May 31, 2001

10.38    Nonqualified Stock Option Agreement,             Filed herewith
         dated as of July 25, 2001, by and
         between the Company and Mitchell H. Saranow

10.39    Nonqualified Stock Option Agreement,             Filed herewith
         dated as of August 30, 2001, by and
         between the Company and Richard D. Haning

10.40    Advance Agreement dated as of October            Filed herewith
         9, 2001, by and between the Company
         and DNIC Brokerage Company

10.41    Nonqualified Stock Option Agreement,             Filed herewith
         dated as of October 30, 2001, by and
         between the Company and John E. Berndt

10.42    Nonqualified Stock Option Agreement,             Filed herewith
         dated as of October 30, 2001, by and
         between the Company and Larry J. Ford

10.43    Nonqualified Stock Option Agreement,                Filed herewith
         dated as of October 30, 2001, by and
         between the Company and Richard D. Haning

10.44    Nonqualified Stock Option Agreement,                Filed herewith
         dated as of October 30, 2001, by and
         between the Company and Mitchell H. Saranow

11       Statement regarding computation                     Filed herewith
         of per share earnings

21       Subsidiaries of the Registrant                      Filed herewith

99       Cautionary Statements Pursuant to the               Filed herewith
         Securities Litigation Act of 1995


1. Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).

(b)    Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Telular Corporation

Date: December 21, 2001                     By: /s/  KENNETH E. MILLARD
                                            ---------------------------
                                            Kenneth E. Millard
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                                Title                           Date
            ---------                                -----                           ----
/s/    KENNETH E. MILLARD                  Chairman and Chief Executive        December 21, 2001
--------------------------------------     Officer
       Kenneth E. Millard

/s/    DANIEL D. GIACOPELLI                Chief Technology Officer,           December 21, 2001
--------------------------------------     EVP and Director
       Daniel D. Giacopelli

/s/    JEFFREY L. HERRMANN                 Chief Operating Officer, Chief      December 21, 2001
--------------------------------------     Financial Officer and EVP,
       Jeffrey L. Herrmann                 Secretary


/s/    ROBERT L. ZIRK                      Chief Accounting Officer            December 21, 2001
--------------------------------------
       Robert L. Zirk

/s/    JOHN E. BERNDT                      Director                            December 21, 2001
--------------------------------------
       John E. Berndt

/s/    LARRY J. FORD                       Director                            December 21, 2001
--------------------------------------
       Larry J. Ford

/s/    RICHARD D. HANING                   Director                            December 21, 2001
--------------------------------------
       Richard D. Haning

/s/    MITCHELL H. SARANOW                 Director                            December 21, 2001
--------------------------------------
       Mitchell H. Saranow