Form 10-Q
period 2001-12-31
TELULAR CORP
filed 2002-02-14
CIK 915324

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001.

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Transition Period from ___ to ___.


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

                           Yes  X                              No_____
                              ------

The number of shares outstanding of the Registrant's common stock, par value $.01, as of December 31, 2001, the latest practicable date, was 12,852,928 shares.

                               TELULAR CORPORATION
                                      Index

                                                                                    Page No.
                                                                                    --------
Part I - Financial Information

Item 1.  Financial Statements:

            Consolidated Balance Sheets
              December 31, 2001 (unaudited) and September 30, 2001                       3

            Consolidated Statements of Operations (unaudited)
              Three Months Ended December 31, 2001 and
              December 31, 2000                                                          4

            Consolidated Statement of Stockholders' Equity (unaudited)
              Period from September 30, 2001 to
              December 31, 2001                                                          5

            Consolidated Statements of Cash Flows (unaudited)
              Three Months Ended December 31, 2001 and
              December 31, 2000                                                          6

            Notes to the Consolidated Financial Statements                               7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                         11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     14

Part II - Other Information

Item 1.  Legal Proceedings                                                              15

Item 2.  Changes in Securities and Recent Sales of Unregistered Securities              15

Item 6.  Exhibits and Reports on Form 8-K                                               16

Signatures                                                                              20

Exhibit Index                                                                           21

                              TELULAR CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                    December 31,  September 30,
                                                                                        2001           2001
                                                                                    ------------  -------------
ASSETS                                                                              (Unaudited)
     Current assets:
         Cash  and cash equivalents                                                  $  29,591      $  36,385
         Short term investment                                                              19             15
         Receivables:
            Trade, net of allowance for doubtful accounts of
              $206 and $210 at December 31, 2001
              and September 30, 2001, respectively                                       3,323          5,151
         Inventories, net                                                                9,179         10,008
         Prepaid expenses and other current assets                                         718            363
                                                                                     ---------      ---------
     Total current assets                                                               42,830         51,922
     Restricted cash                                                                     3,789          3,000
     Property and equipment, net                                                         3,714          3,743
     Other assets:
         Excess of cost over fair value of net assets acquired, less accumulated amortization of $2,342 at December
           31, 2001 and September 30, 2001                                               2,554          2,554
         Other intangible assets, less accumulated amortization of
           $250 and $125 at December 31, 2001 and September 30, 2001,
           respectively                                                                    750            875
         Deposits and other                                                                559             75
                                                                                     ---------      ---------
     Total other assets                                                                  3,863          3,504
                                                                                     ---------      ---------
     Total assets                                                                    $  54,196      $  62,169
                                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:

         Accounts payable trade                                                      $   2,530      $   8,470
         Accrued liabilities                                                             1,523          1,700
                                                                                     ---------      ---------
     Total current liabilities                                                           4,053         10,170

     Long term revolving line of credit                                                  3,789          3,000
                                                                                     ---------      ---------
     Total liabilities                                                                   7,842         13,170
                                                                                     ---------      ---------

     Stockholders' equity:
         Common stock; $.01 par value; 75,000,000 shares
           authorized; 12,852,928 and 12,810,998 outstanding
           at December 31, 2001 and September 30, 2001, respectively                       129            129
         Additional paid-in capital                                                    149,252        149,071
         Deficit                                                                      (102,734)       (99,904)
         Accumulated other comprehensive loss                                             (293)          (297)
                                                                                     ---------      ---------
     Total stockholders' equity                                                         46,354         48,999
                                                                                     ---------      ---------
     Total liabilities and stockholders' equity                                      $  54,196      $  62,169
                                                                                     =========      =========

                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                       Three Months Ended December 31,
                                                            2001            2000
                                                       -------------    ------------
Net product sales                                      $       7,195    $     14,996
Royalty and royalty settlement revenue                             -             211
                                                       -------------    ------------
Total revenue                                                  7,195          15,207

Cost of sales                                                  5,565          10,593
                                                       -------------    ------------

                                                               1,630           4,614

Engineering and development expenses                           1,565           1,577
Selling and marketing expenses                                 1,843           1,835
General and administrative expenses                            1,032           1,094
Amortization                                                     125             130
                                                       -------------    ------------

Loss from operations                                          (2,935)            (22)

Other income, net                                                105             173
                                                       -------------    ------------

Net income (loss)                                      $      (2,830)   $        151
                                                       =============    ============

Net income (loss) per common share:

Basic                                                  $       (0.22)   $       0.01
Diluted                                                $       (0.22)   $       0.01

Weighted average number of common shares outstanding:

Basic                                                     12,821,015      12,678,988
Diluted                                                   12,821,015      12,672,694

                               TELULAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                        Unrealized
                                                          Additional                    gain (loss)      Total
                                             Common         Paid-In                        on        Stockholders'
                                              Stock         Capital       Deficit      investments       Equity
                                          -------------  -------------  ------------  -------------- --------------
Balance at September 30, 2001               $     129      $ 149,071     $ (99,904)     $    (297)     $  48,999

Comprehensive loss:
    Net loss for period from October 1,
      2001 to December 31, 2001                     -              -        (2,830)             -         (2,830)
    Unrealized gain on investments                  -              -             -              4              4

                                                                                                     -----------
Comprehensive loss                                                                                        (2,826)
                                                                                                     -----------

Deferred compensation related
 to stock options                                   -             35             -              -             35

Stock options exercised                             -            103             -              -            103

Stock issued in connection with
 services and compensation                          -             43             -              -             43

                                            -------------------------------------------------------  -----------
Balance at December 31, 2001                $     129      $ 149,252     $(102,734)     $    (293)    ($  46,354)
                                            =======================================================  ===========

                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                 Three Months Ended December 31,
                                                          2001          2000
                                                       ---------      --------
Operating Activities:
Net income (loss)                                      $ (2,830)      $    151
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities
     Depreciation                                           323            347
     Amortization                                           125            130
     Inventory obsolescence expense                           -             25
     Compensation expense related to
       stock options                                         35             35
     Common stock issued for services
       and compensation                                      43              6
     Loss on sale of short term investment                    -             65
     Changes in assets and liabilities:
         Trade receivables                                1,828           (936)
         Related party receivables                            -            466
         Inventories                                        829         (4,015)
         Prepaid expenses, deposits and other               (89)          (131)
         Trade accounts payable                          (5,940)         4,252
         Related party accounts payable                       -            525
         Accrued liabilities                               (177)         1,361
                                                       --------       --------
Net cash provided by (used in) operating activities      (5,853)         2,281

Investing Activities:
Proceeds from sale of short term investment                   -             17
Increase in restricted cash                                (789)             -
Acquisition of property and equipment                      (294)          (273)
Advance to shareholder                                     (750)             -
                                                       --------       --------
Net cash used in investing activities                    (1,833)          (256)
                                                       --------       --------

Financing Activities:
Proceeds from revolving line of credit, net                 789              -
Proceeds from the issuance of common stock                  103             61
                                                       --------       --------
Net cash provided by financing activities                   892             61
                                                       --------       --------

Net increase (decrease) in cash and cash equivalents     (6,794)         2,086

Cash and cash equivalents, beginning of period           36,385         20,527
                                                       --------       --------
Cash and cash equivalents, end of period               $ 29,591       $ 22,613
                                                       ========       ========

                             See accompanying notes

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
              (Unaudited, dollars in thousands, except share data)

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

2.       Inventories

         The components of inventories consist of the following (000's):

                                              December 31,     September 30,
                                                   2001            2001
                                             --------------    -------------
                                               (unaudited)
         Raw materials                           $  4,963        $  5,486
         Finished goods                             4,404           5,468
                                                 --------        --------
                                                    9,367          10,954
         Less: Reserve for obsolescence               188             946
                                                 --------        --------
                                                 $  9,179        $ 10,008
                                                 ========        ========

         The December 31, 2001, amounts reflect a $1,771 reduction in inventory and a $700 reduction in related reserve for obsolescence resulting from the liquidation of last generation Code Division Multiple Access (CDMA) FWT products. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations)

3.       Goodwill and Intangible Assets

         Effective October 1, 2001, the Company early adopted Statement of Financial Accounting Standards (SFAS) 142, which resulted in the discontinuance of the amortization of goodwill. Under the Statement, goodwill will be carried at its book value as of September 30, 2001. Further, in accordance with SFAS 142, any future impairment will be recognized as either a change in accounting principle (with respect to the transitional impairment test conducted within six months of adoption) or as an expense in the period of impairment.

         The Company's intangible assets at December 31, 2001 and September 30, 2001 were $750 and $875, respectively. The Company's goodwill was $2,554 at December 31, 2001 and September 30, 2001. The Company will test the value of its goodwill for any impairment at least annually.

         Amortization expense for intangible assets other than goodwill was $125 and $0 for the first quarter of fiscal year 2002 and 2001, respectively. In addition, amortization expense for goodwill was $130 for the first quarter of fiscal year 2001.

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
              (Unaudited, dollars in thousands, except share data)

         As required by SFAS 142 the results for the prior year's quarter have not been restated. A reconciliation of net income as if SFAS 142 had been adopted is presented below for the three months ended December 31, 2000.

                                                             Three Months Ended
                                                             December 31, 2000
                                                             -----------------

         Net income as reported                                   $  151
         Add back goodwill amortization                              130
                                                                  ------
         Adjusted net income                                         281
                                                                  ======

         Basic earnings per share as reported                     $ 0.01
         Goodwill amortization                                      0.01
                                                                  ------
         Adjusted basic earnings per share                          0.02
                                                                  ======

         Diluted earnings per share as reported                   $ 0.01
         Goodwill amortization                                      0.01
                                                                  ------
         Adjusted diluted earnings per share                        0.02
                                                                  ======

4.       Advance to Shareholder

         In 1992, the Telular Group L.P., predecessor of the Company, entered into a contribution agreement with DNIC Brokerage Company (DNIC) pursuant to which DNIC contributed a variety of assets including certain patents and license agreements, to the Company. Under the contribution agreement, DNIC retained the right to receive the first $250 per year in annual royalty payments pursuant to the contributed license agreements. On October 10, 2001, the Company entered into an agreement with DNIC, pursuant to which the Company agreed to advance an amount not to exceed $750 of future royalties to DNIC to be used solely for the purpose of purchasing the Company's common stock in open market transactions.

         Beginning on October 1, 2001, all royalties received by the Company for the benefit of DNIC will first be applied to amounts advanced to DNIC by the Company, and any remaining royalties will be paid to DNIC. The advances bear interest at the prime rate as published in the Wall Street Journal. During the first quarter of fiscal year 2002, the Company advanced a total of $750 to DNIC under the terms of this arrangement. The current portion is $250, which has been recorded in other current assets. The long-term portion is $500, which has been recorded in other assets. DNIC is a shareholder of the Company, who as of November 9, 2001 holds 1,050,759 shares of the Company's Common Stock.

5.       Revolving Line of Credit

         On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5,000 (the Loan). In accordance with the agreement, 100% of the outstanding amount of the Loan is collaterized with restricted cash. At December 31, 2001, the Company had approximately $3,789 of available borrowings under the Loan, of which $3,789 was outstanding. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003, and carries interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells. The Warrants have a strike price of $16.29 per share and expire on January 6, 2005. The value of the Warrants was accounted for as deferred financing costs, and was recorded at the fair value of the financing fees of $195. The deferred financing costs are included in other assets and are being amortized over the life of the Loan.

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
              (Unaudited, dollars in thousands, except share data)

6.       Redeemable Preferred Stock and Preferred Stock

         On December 31, 2001 and September 30, 2001, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding.

         The Company also had 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding on December 31, 2001 and September 30, 2001.

7.       Segment Disclosures

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

         Export sales of fixed wireless terminals represent 57% and 87% of total fixed wireless net product sales for the first quarter of fiscal year 2002 and 2001, respectively.

         Export sales of security products were insignificant for the first quarter of fiscal year 2002 and 2001.

         Summarized below are the Company's segment revenue and operating profit
         (loss) by reportable segment:

                                                      Three Months Ended
                                                        December 31,
                                                       2001         2000
                                                       ----         ----
          Revenue
               Fixed Wireless Terminals              $ 4,233      $ 12,435
               Security Products                       2,962         2,772
                                                     ---------------------
                                                     $ 7,195      $ 15,207

          Operating Profit (Loss)
               Fixed Wireless Terminals              $(2,557)     $    644
               Security Products                        (273)         (493)
                                                   -----------------------
                                                     $(2,830)     $    151

         For the three months ended December 31, 2001, two customers located in Nigeria and the USA, accounted for 26% and 21%, respectively, of the fixed wireless terminal net product sales and two customers, located in the USA accounted for 23% and 11%, respectively, of the security products net product sales. For the three months ended December 31, 2000, one customer located in Mexico, accounted for 70% of the fixed wireless terminal net product sales and two customers, located in the USA accounted for 18% and 14% respectively, of the security products net product sales.

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
              (Unaudited, dollars in thousands, except share data)

8.       Earnings Per Share

         Basic and diluted net income (loss) per common share are computed based upon the weighted-average number of shares of common stock outstanding. Common shares issuable upon the exercise of options, warrants and redeemable preferred stock are not included in the per share calculations if the effect of their inclusion would be anti-dilutive.

         The following is a reconciliation of the weighted average number of common shares outstanding for the basic and diluted earnings per share computation:

                                                                          Three Months Ended December 31,
                                                                              2001               2000
                                                                              ----               ----
           Weighted average number of common shares outstanding

                  Basic                                                    12,821,015        12,678,988
                  Effect of dilutive employee stock options                         0            83,706
                                                                           ----------        ----------
                  Diluted                                                  12,821,015        12,762,694

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

The Company's operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements Pursuant to the Securities Litigation Reform Act that is set forth in Exhibit 99 to the Company's Form 10-K for the fiscal year ended September 30, 2001.

Results of Operations

First quarter fiscal year 2002 compared to first quarter fiscal year 2001

Net Product Sales. Net product sales of $7.2 million for the three months ended December 31, 2001 decreased 52% compared to the same period last year. Sales of PHONECELL(R) decreased 65%, or $8.0 million, during the first quarter of fiscal year 2002 compared to the same period of fiscal year 2001. This decrease was primarily the result of an absence of shipments to Telcel (See Outlook below), the largest wireless carrier in Mexico. Sales of TELGUARD(R) products during the first quarter of fiscal year 2002 of $3.0 million increased 7% compared to the same period last year.

Cost of sales. Cost of sales decreased 47%, or $5.0 million, for the first quarter of fiscal year 2002 compared to the first quarter of fiscal year 2001. Cost of sales for the first quarter 2002 of $5.6 million, or 77% of total revenue, compares to $10.6 million, or 70% of total revenue, for the first quarter of fiscal year 2001. The decrease in cost of sales during the first quarter of fiscal year 2002 is primarily the result of the decrease in sales volume. The increase in cost of sales as a percentage of total revenue is primarily due to the Company's complete liquidation of its last generation Code Division Multiple Access (CDMA) FWT inventory. The Company sold such inventory at $0.3 million below its cost, net of previously established reserves.

General and Administrative Expenses (G&A). G&A for the first quarter of fiscal year 2002 decreased 6% to $1.0 million from $1.1 million for the same period of fiscal year 2001. The decrease is primarily the result of a reduction in incentive pay for the three months ended December 31, 2001, as compared to the same period last year.

Other Income. Other income for the first quarter of fiscal year 2002 decreased $0.1 million, compared to the same period during fiscal year 2001. The decrease is primarily due to lower interest income, as a result of significant interest rate reductions during the first three months of fiscal year 2002 compared to the same period of fiscal year 2001.

Net income (loss). The Company recorded net loss of ($2.8) million for the first quarter of fiscal year 2002 compared to a net income of $0.2 million for the first quarter of fiscal year 2001. The decrease is primarily the result of the lower sales volume.

Net income (loss) per Common Share. Net loss per share of ($0.22) for the first quarter of fiscal year 2002 compares to net income per share of $0.01 for the first quarter of fiscal year 2001.

Liquidity and Capital Resources

On December 31, 2001, the Company had $29.6 million in cash and cash equivalents with a working capital surplus of $38.8 million.

The Company used $5.9 million of cash in operations during the first quarter of fiscal year 2002 compared to cash generated of $2.3 million during the same period of fiscal year 2001. The decrease in cash from operations during the first quarter of fiscal year 2002 is primarily due to a $5.9 million reduction in accounts payable. This decrease in accounts payable consisted primarily of payments to our largest vendor for materials utilized in the manufacturing of desktop phones shipped in the fourth quarter of the prior fiscal year in fulfillment of the Company's supply agreement with Telcel.

Cash used in investing activities of $1.8 million during the first quarter of fiscal year 2002 compares to $0.3 million during the same period of fiscal year 2001. The first quarter of fiscal year 2002 amount consists primarily of $0.8 million of increases in restricted cash related to the revolving line of credit (offset by the same amount of cash from financing activity) and $0.7 million in cash advanced against future royalties to a shareholder of the Company (See Note 4 to the Consolidated Financial Statements). The investing activities for both periods also include capital spending for product testing equipment of $0.3 million.

Cash provided by financing activities of $0.9 million during the first quarter of fiscal year 2002 compares to $0.1 million during the same period of fiscal year 2001. The amount for the first quarter of fiscal year 2002 consists primarily of $0.8 million in proceeds of loans under the terms of the Company's revolving line of credit (offset by the same amount of restricted cash from investing activity). The financing activities for both periods also include $0.1 million of proceeds from the issuance of common stock in connection with the exercise of employee stock options.

Based upon its current operating plan, the Company believes its existing capital resources will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The amount of royalty income from the Company's licensees is unpredictable, but could have a significant impact on the Company's cash flows.

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

In recent months there has been considerable price pressure in the cellular FWT market, particularly for CDMA products. Most CDMA products are manufactured in Korea, where several manufacturers are competing for the same business. There appears to be a glut of CDMA products, which has resulted in very low prices. Consequently, the Company sold all of its last generation CDMA product at a loss during the three months ended December 31, 2001.

The Company's next generation CDMA FWTs will incorporate the 1xRTT standard for high-speed data. The Company expects an improvement in market conditions for CDMA when 1xRTT networks and products become generally available.

The Company will improve its position in the Global System for Mobile Communication (GSM) FWT markets with the launch of its PHONECELL(R) SX5 GSM products with General Packet Radio Service (GPRS) in 2002. GPRS in GSM networks allow for the use of high-speed data applications.

Shipments under the Company's agreement with Telcel to supply $67.5 million Desktop Phones dated September 13, 2000, were completed during the fourth quarter of fiscal year 2001. The absence of desktop phone shipments to Telcel during the first quarter of fiscal year 2002 resulting from this completion caused net product sales to be significantly below those of the four previous quarters. On January 2, 2002, the Company announced an extension of the above agreement and will ship additional volumes of desktop phones to Telcel during February, March and April of 2002.

The Company is also actively pursuing a new annual supply agreement with Telcel, the outcome and timing of which will have a significant impact on the Company's future revenues and profitability.

Forward Looking Information

Statements contained in this filing, other than historical statements, consist of forward-looking information. The Company's actual results may vary considerably from those discussed in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to the Company's 10-K for the period ended September 30, 2001, include the risk that technological change will render the Company's technology obsolete, ability to protect intellectual property rights in its products, unfavorable economic conditions could lead to lower product sales, the risk of litigation, the Company's ability to develop new product, the Company's dependence on contractors, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, dilution of ownership to stockholders resulting from financing activities, volatility of Common Stock price, the effects of control by existing shareholders, intense industry competition including competition from its licensees and new market entrants with cellular phone docking station products and the uncertainty in the development of wireless service generally.

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

Pursuant to the settlement with ORA, as amended, the Company is entitled to receive 12,200,000 additional shares of ORA stock (Additional Shares) from ORA on February 1, 2002. As of February 14, 2002, the Company had not received the Additional Shares. The Company has demanded that ORA immediately comply with the settlement agreement and issue the Additional Shares. The Company will invoke all legal remedies available to force ORA to comply with the settlement agreement.

Since the market value of the Additional Shares exceeds the market value of the Company's holdings in ORA stock, the Company has accounted for a decline in market value of its ORA stock holdings as temporary. Accordingly, the Company has recorded the market value decline as an unrealized loss, which is an equity transaction.

The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of December 31, 2001.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On October 5, 2000, the Company filed suit against Vox2, Inc., of Northborough, Massachusetts, which manufactures a cellular interface product named the Vox Link. The Company has alleged infringement of its U.S. Patents: 4,659, 096; 5,715,296; and 5,946,616, and seeks injunction, damages, attorney fees and costs. On January 8, 2002, a Magistrate recommended that Vox2, Inc.'s product not be enjoined. The Company will object to this recommendation and is continuing with the discovery process in its case against Vox2.

On September 8, 2001, the Company filed a patent infringement lawsuit in Korea for an injunction against LG Electronics on its cellular interface products for CDMA Fixed Wireless Terminals; Models LST-220(F) and 2200(F). On December 4, 2001 the Korean Court denied The Company an injunction on the sale or manufacture of these products because LG Electronics stated it had ceased manufacturing the products as of December 26, 2000. The Company is currently preparing to file a separate cause of action for damages arising out of the sales of the LST-220(F) and 2200(F) by LG Electronics.

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

Item 2. Changes in Securities and Recent Sales of Unregistered Securities

Changes in Securities

On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. to provide a revolving credit facility with a loan limit of $5 million (the Loan). (See Note 5 to the Consolidated Financial Statements) Under the terms of the Loan, the Company is prohibited from paying cash dividends during the term of the Loan.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2001, the Company issued 9,060 shares of Common Stock valued at $43,340.75 to the law of firm of Hamman and Benn for legal services. These issuances were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

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
        3.1        Certificate of Incorporation                      Filed as Exhibit 3.1 to
                                                                     Registration Statement
                                                                     No. 33-72096 (the Registration
                                                                     Statement)

        3.2        Amendment No. 1 to Certificate                    Filed as
                   of Incorporation                                  Exhibit 3.2 to
                                                                     the Registration
                                                                     Statement

        3.3        Amendment No. 2 to Certificate                    Filed as
                   of Incorporation                                  Exhibit 3.3 to
                                                                     the Registration
                                                                     Statement

        3.4        Amendment No. 3 to Certificate                    Filed as
                   of Incorporation                                  Exhibit 3.4 to
                                                                     Form 10-Q filed
                                                                     February 16, 1999

        3.5        Amendment No. 4 to Certificate                    Filed as
                   of Incorporation                                  Exhibit 3.5 to
                                                                     Form 10-Q filed
                                                                     February 16, 1999

        3.6        By-Laws                                           Filed as
                                                                     Exhibit 3.4 to
                                                                     the Registration
                                                                     Statement

        4.1        Certificate of Designations, Preferences,         Filed as Exhibit 99.2
                   and Rights of Series A Convertible Preferred      Form 8-K filed
                   Stock                                             April 25, 1997

        4.2        Loan agreement with Wells Fargo Business          Filed as Exhibit 4.5 to
                                                                     Form 10-Q filed
                                                                     February 14, 2000

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

        10.4       Appointment of Larry J. Ford                      Filed as Exhibit 10.2
                                                                     to Form 10-Q filed
                                                                     May 1, 1995

        10.5       Option Agreement with Motorola                    Filed as Exhibit 10.6
                   dated November 10, 1995                           to Form 10-K filed
                                                                     December 26, 1996 (1)

        10.6       Amendment No. 1 dated September 24, 1996          Filed as Exhibit 10.7
                   to Option Agreement with  Motorola                to Form 10-Q filed
                                                                     August 13, 1999 (1)

10.7       Amendment No. 2 dated April 30, 1999               Filed as Exhibit 10.8
           to Option Agreement with  Motorola                 to Form 10-Q filed
                                                              August 13, 1999 (1)

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

10.23         Employment Agreement with Daniel D.       Filed as Exhibit 10.22
              Giacopelli                                to Form 10-Q filed
                                                        February 13, 1998

10.24         OEM Equipment Purchase Agreement          Filed as Exhibit 10.27
              for WAFU dated April 30, 1999             to form 10-Q filed
                                                        August 13, 1999 (1)

10.25         Settlement and Release of Claims          Filed as Exhibit 10.25
              Agreement with Motorola (1)               to Form 10-Q filed
                                                        February 14, 2001 (1)

10.26         Agreement for the Purchase of Telular     Filed as Exhibit 10.1
              Fixed Telephony Digital Cellular          to Form 8-K filed
              Telephones Dated as of September 13,      September 13, 2000 (1)
              2000, among Telular Corporation,
              Radiomovil DIPSA, S.A. de C.V., and
              BrightStar de Mexico S.A. de C.V. (1)

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

    10.37               Nonqualified Stock Option Agreement,                    Filed as Exhibit 4.19 to
                        dated as of December 3, 1996, by and                    Registration Statement on
                        between the Company and John E. Berndt                  Form S-8, Registration
                                                                                No. 333-61970 filed
                                                                                May 31, 2001

    10.38               Nonqualified Stock Option Agreement,                    Filed as Exibit 10.38 to
                        dated as of July 25, 2001, by and                       Form 10-K filed
                        between the Company and Mitchell H. Saranow             December 21, 2001

    10.39               Nonqualified Stock Option Agreement,                    Filed as Exibit 10.39 to
                        dated as of August 30, 2001, by and                     Form 10-K filed
                        between the Company and Richard D. Haning               December 21, 2001

    10.40               Advance Agreement dated as of                           Filed as Exhibit 10.40 to
                        October 9, 2001, by and between the                     Form 10-K filed
                        Company and DNIC Brokerage Company                      December 21, 2001

    10.41               Nonqualified Stock Option Agreement,                    Filed as Exhibit 10.41 to
                        dated as of October 30, 2001, by and                    Form 10-K filed
                        between the Company and John E. Berndt                  December 21, 2001

    10.42               Nonqualified Stock Option Agreement,                    Filed as Exhibit 10.42 to
                        dated as of October 30, 2001, by and                    Form 10-K filed
                        between the Company and Larry J. Ford                   December 21, 2001

    10.43               Nonqualified Stock Option Agreement,                    Filed as Exhibit 10.43 to
                        dated as of October 30, 2001, by and                    Form 10-K filed
                        between the Company and Richard D. Haning               December 21, 2001

    10.44               Nonqualified Stock Option Agreement,                    Filed as Exhibit 10.44 to
                        dated as of October 30, 2001, by and                    Form 10-K filed
                        between the Company and Mitchell H. Saranow             December 21, 2001

    11                  Statement regarding computation                         Filed herewith
                        of per share earnings

    (1) Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Telular Corporation



Date    February 14, 2002      By:  /s/ Kenneth E. Millard
        -----------------           ----------------------
                                    Kenneth E. Millard
                                    President & Chief Executive Officer



Date    February 14, 2002           /s/ Jeffrey L. Herrmann
        -----------------           -----------------------
                                    Jeffrey L. Herrmann
                                    Executive Vice President, Chief Operating Officer
                                    & Chief Financial Officer



Date    February 14, 2002           /s/ Robert L. Zirk
        -----------------           ------------------
                                    Robert L. Zirk
                                    Controller & Chief Accounting Officer

                                Exhibit Index

    Number     Description                                            Reference
    ------     -----------                                            ---------
    3.1        Certificate of Incorporation                        Filed as Exhibit 3.1 to
                                                                   Registration Statement
                                                                   No. 33-72096 (the Registration
                                                                   Statement)

    3.2        Amendment No. 1 to Certificate                      Filed as
               of Incorporation                                    Exhibit 3.2 to
                                                                   the Registration
                                                                   Statement

    3.3        Amendment No. 2 to Certificate                      Filed as
               of Incorporation                                    Exhibit 3.3 to
                                                                   the Registration
                                                                   Statement

    3.4        Amendment No. 3 to Certificate                      Filed as
               of Incorporation                                    Exhibit 3.4 to
                                                                   Form 10-Q filed
                                                                   February 16, 1999

    3.5        Amendment No. 4 to Certificate                      Filed as
               of Incorporation                                    Exhibit 3.5 to
                                                                   Form 10-Q filed
                                                                   February 16, 1999

    3.6        By-Laws                                             Filed as
                                                                   Exhibit 3.4 to
                                                                   the Registration
                                                                   Statement

    4.1        Certificate of Designations, Preferences,           Filed as Exhibit 99.2
               and Rights of Series A Convertible Preferred        Form 8-K filed
               Stock                                               April 25, 1997

    4.2        Loan agreement with Wells Fargo Business            Filed as Exhibit 4.5 to
                                                                   Form 10-Q filed
                                                                   February 14, 2000

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

    10.4       Appointment of Larry J. Ford                        Filed as Exhibit 10.2
                                                                   to Form 10-Q filed
                                                                   May 1, 1995

    10.5       Option Agreement with Motorola                      Filed as Exhibit 10.6
               dated November 10, 1995                             to Form 10-K filed
                                                                   December 26, 1996 (1)

    10.6       Amendment No. 1 dated September 24, 1996            Filed as Exhibit 10.7
               to Option Agreement with  Motorola                  to Form 10-Q filed
                                                                   August 13, 1999 (1)

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

10.23                  Employment Agreement with Daniel D.                  Filed as Exhibit 10.22
                       Giacopelli                                           to Form 10-Q filed
                                                                            February 13, 1998

10.24                  OEM Equipment Purchase Agreement                     Filed as Exhibit 10.27
                       for WAFU dated April 30, 1999                        to form 10-Q filed
                                                                            August 13, 1999 (1)

10.25                  Settlement and Release of Claims                     Filed as Exhibit 10.25
                       Agreement with Motorola (1)                          to Form 10-Q filed
                                                                            February 14, 2001 (1)

10.26                  Agreement for the Purchase of Telular                Filed as Exhibit 10.1
                       Fixed Telephony Digital Cellular                     to Form 8-K filed
                       Telephones Dated as of September 13,                 September 13, 2000 (1)
                       2000, among Telular Corporation,
                       Radiomovil DIPSA, S.A. de C.V., and
                       BrightStar de Mexico S.A. de C.V. (1)

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

    10.37                Nonqualified Stock Option Agreement,                    Filed as Exhibit 4.19 to
                        dated as of December 3, 1996, by and                    Registration Statement on
                        between the Company and John E. Berndt                  Form S-8, Registration
                                                                                No. 333-61970 filed
                                                                                May 31, 2001

    10.38               Nonqualified Stock Option Agreement,                    Filed as Exibit 10.38 to
                        dated as of July 25, 2001, by and                       Form 10-K filed
                        between the Company and Mitchell H. Saranow             December 21, 2001

    10.39               Nonqualified Stock Option Agreement,                    Filed as Exibit 10.39 to
                        dated as of August 30, 2001, by and                     Form 10-K filed
                        between the Company and Richard D. Haning               December 21, 2001

    10.40               Advance Agreement dated as of                           Filed as Exhibit 10.40 to
                        October 9, 2001, by and between the                     Form 10-K filed
                        Company and DNIC Brokerage Company                      December 21, 2001

    10.41               Nonqualified Stock Option Agreement,                    Filed as Exhibit 10.41 to
                        dated as of October 30, 2001, by and                    Form 10-K filed
                        between the Company and John E. Berndt                  December 21, 2001

    10.42               Nonqualified Stock Option Agreement,                    Filed as Exhibit 10.42 to
                        dated as of October 30, 2001, by and                    Form 10-K filed
                        between the Company and Larry J. Ford                   December 21, 2001

    10.43               Nonqualified Stock Option Agreement,                    Filed as Exhibit 10.43 to
                        dated as of October 30, 2001, by and                    Form 10-K filed
                        between the Company and Richard D. Haning               December 21, 2001

    10.44               Nonqualified Stock Option Agreement,                    Filed as Exhibit 10.44 to
                        dated as of October 30, 2001, by and                    Form 10-K filed
                        between the Company and Mitchell H. Saranow             December 21, 2001

    11                  Statement regarding computation                         Filed herewith
                        of per share earnings

    (1) Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).