Form 10-Q
period 2002-03-31
TELULAR CORP
filed 2002-05-15
CIK 915324

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2002.

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

                       Yes  X                  No
                           ---

The number of shares outstanding of the Registrant's common stock, par value $.01, as of March 31, 2002, the latest practicable date, was 12,862,632 shares.

                               TELULAR CORPORATION
                                      Index

Part I - Financial Information                                                       Page No.
                                                                                     --------
Item 1.  Financial Statements:

            Consolidated Balance Sheets
              March 31, 2002 (unaudited) and September 30, 2001                          3

            Consolidated Statements of Operations (unaudited)
               Three Months Ended March 31, 2002 and
              March 31, 2001                                                             4

            Consolidated Statements of Operations (unaudited)
               Six Months Ended March 31, 2002 and
               March 31, 2001                                                            5

           Consolidated Statement of Stockholders' Equity (unaudited)
               Period from September 30, 2001 to
               March 31, 2002                                                            6

            Consolidated Statements of Cash Flows (unaudited)
               Six Months Ended March 31, 2002 and
               March 31, 2001                                                            7

            Notes to the Consolidated Financial Statements                               8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     15

Part II - Other Information

Item 1.  Legal Proceedings                                                              17

Item 2.  Changes in Securities and Recent Sales of Unregistered Securities              17

Item 4.  Submission of Matters to a Vote of Security Holders                            17

Item 6.  Exhibits and Reports on Form 8-K                                               19

Signatures                                                                              23

Exhibit Index                                                                           24

                               TELULAR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                          March 31,          September 30,
                                                                                            2002                 2001
                                                                                       --------------        -------------
                                                                                         (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents                                                        $        29,645       $       36,385
    Restricted cash                                                                            3,789                    -
    Short term investment                                                                          6                   15
    Trade receivables, net of allowance for doubtful accounts of
        $104  and $210 at March 31, 2002 and September 30, 2001,
        respectively                                                                          12,928                5,151
    Inventories, net                                                                           8,399               10,008
    Prepaid expenses and other current assets                                                    741                  363
                                                                                       --------------        -------------
  Total current assets                                                                        55,508               51,922
  Restricted cash                                                                                  -                3,000
  Property and equipment, net                                                                  3,602                3,743
  Other assets:
    Excess of cost over fair value of net assets acquired,
     less accumulated amortization of $2,342 at March 31, 2002
     and September 30, 2001                                                                    2,554                2,554
    Other intangible assets, less accumulated amortization of
     $375 and $125 at March 31, 2002 and September 20, 2001,
     respectively                                                                                625                  875
    Deposits and other                                                                           553                   75
                                                                                       --------------        -------------
  Total other assets                                                                           3,732                3,504
                                                                                       --------------        -------------
  Total assets                                                                       $        62,842       $       62,169
                                                                                       ==============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable trade                                                           $        10,428       $        8,470
    Accrued liabilities                                                                        1,966                1,700
    Current portion of revolving line of credit                                                3,789                    -
                                                                                       --------------        -------------
  Total current liabilities                                                                   16,183               10,170

  Long term revolving line of credit                                                               -                3,000
                                                                                       --------------        -------------
  Total liabilities                                                                  $        16,183       $       13,170
                                                                                       --------------        -------------

  Stockholders' equity:
    Common stock; $.01 par value; 75,000,000 shares
     authorized; 12,862,632 and 12,810,998 outstanding
     at March 31, 2002 and September 30, 2001, respectively                                      129                  129
    Additional paid-in capital                                                               149,343              149,071
    Deficit                                                                                 (102,523)             (99,904)
    Accumulated other comprehensive loss                                                        (290)                (297)
                                                                                       --------------        -------------
  Total stockholders' equity                                                                  46,659               48,999
                                                                                       --------------        -------------
  Total liabilities and stockholders' equity                                         $        62,842       $       62,169
                                                                                       ==============        =============

                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                   Three Months Ended March 31,
                                                                     2002               2001
                                                               ----------------    ----------------

Net product sales                                               $       19,167      $       33,788
Royalty and royalty settlement revenue                                      50               4,827
                                                               ----------------    ----------------

Total revenue                                                           19,217              38,615

Cost of sales                                                           13,643              25,034
                                                               ----------------    ----------------

                                                                         5,574              13,581

Engineering and development expenses                                     1,644               1,548
Selling and marketing expenses                                           2,410               2,189
General and administrative expenses                                      1,219               1,469
Amortization                                                               125                 130
                                                               ----------------    ----------------

Income from operations                                                     176               8,245

Other income, net                                                           35                  98
                                                               ----------------    ----------------

Income before income taxes                                                 211               8,343

Income taxes, net of tax benefit                                             -                   -
                                                               ----------------    ----------------

Net income                                                      $          211      $        8,343
                                                               ================    ================

Net income per common share:

Basic                                                           $         0.02      $         0.66
Diluted                                                         $         0.02      $         0.64

Weighted average number of common shares outstanding:

Basic                                                               12,856,301          12,735,797
Diluted                                                             13,014,722          12,938,063

                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                Six Months Ended March 31,
                                                                 2002               2001
                                                          ----------------    ----------------

Net product sales                                          $       26,362      $       48,783
Royalty and royalty settlement revenue                                 50               5,038
                                                          ----------------    ----------------

Total revenue                                                      26,412              53,821

Cost of sales                                                      19,208              35,627
                                                          ----------------    ----------------

                                                                    7,204              18,194

Engineering and development expenses                                3,209               3,126
Selling and marketing expenses                                      4,253               4,024
General and administrative expenses                                 2,251               2,563
Amortization                                                          250                 259
                                                          ----------------    ----------------

Income (loss) from operations                                      (2,759)              8,222

Other income, net                                                     140                 271
                                                          ----------------    ----------------

Income (loss) before income taxes                                  (2,619)              8,493

Income taxes, net of tax benefit                                     -                    -
                                                          ----------------    ----------------

Net income (loss)                                          $       (2,619)     $        8,493
                                                          =================   ================

Net income (loss) per common share:

Basic                                                      $        (0.20)     $         0.67
Diluted                                                    $        (0.20)     $         0.66

Weighted average number of common shares outstanding:

Basic                                                          12,838,464          12,707,080
Diluted                                                        12,838,464          12,886,826

                             See accompanying notes

                               TELULAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             ( Dollars in thousands)
                                   (Unaudited)

                                                                                                  Accumulated
                                                                 Additional                          Other              Total
                                               Common              Paid-In                        Comprehensive      Stockholders'
                                               Stock               Capital          Deficit        Income (Loss)        Equity
                                            --------------   -----------------  ----------------  ---------------   ----------------
Balance at September 30, 2001                $         129    $       149,071    $      (99,904)   $        (297)    $       48,999

Comprehensive loss:
     Net loss for period from October 1,
       2001 to March 31, 2002                          -                  -              (2,619)             -               (2,619)
     Unrealized gain on investments                    -                  -                 -                  7                  7
                                                                                                                    ----------------
Comprehensive loss                                                                                                           (2,612)
                                                                                                                    ----------------

Deferred compensation related
   to stock options                                    -                   70               -                -                   70

Stock options exercised                                -                  117               -                -                  117

Stock issued in connection with
 services and compensation                             -                   85               -                -                   85
                                            ----------------------------------------------------------------------  ----------------
 Balance at March 31, 2002                   $         129    $       149,343    $     (102,523)   $        (290)    $       46,659
                                            ======================================================================  ================

                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Six Months Ended March 31,
                                                                     2002              2001
                                                                 -------------     --------------
Operating Activities:
Net income (loss)                                                 $    (2,619)      $      8,493
Adjustments to reconcile net income (loss) to
net cash provided in operating activities
  Depreciation                                                            646                694
  Amortization                                                            250                259
  Inventory obsolescence expense                                            8              1,050
  Compensation expense related to
   stock options                                                           70                 70
  Common stock issued for services
   and compensation                                                        85                176
  Loss on sale of short term investment                                    15                109
  Changes in assets and liabilities:
    Trade receivables                                                  (7,777)            (1,289)
    Related party receivables                                               0                683
    Inventories                                                         1,601             (4,043)
    Prepaid expenses, deposits and other                                 (106)               (90)
    Trade accounts payable                                              1,958             10,247
    Related party accounts payable                                          0             (1,990)
    Accrued liabilities                                                   266              1,815
                                                                 -------------     --------------

Net cash provided by (used in) operating activities                    (5,603)            16,184

Investing Activities:
Proceeds from the sale of short term investment                             1                 22
Increase in restricted cash                                              (789)              (180)
Acquisition of property and equipment                                    (505)              (654)
Advance to related parties                                               (750)               -
                                                                 -------------     --------------
Net cash used in investing activities                                  (2,043)              (812)
                                                                 -------------     --------------

Financing Activities:
Proceeds from the issuance of common stock                                117                 91
Borrowings, net                                                           789                180
                                                                 -------------     --------------
Net cash provided by financing activities                                 906                271
                                                                 -------------     --------------

Net increase (decrease) in cash and cash equivalents                   (6,740)            15,643

Cash and cash equivalents, beginning of period                         36,385             20,527
                                                                 -------------     --------------
Cash and cash equivalents, end of period                          $    29,645       $     36,170
                                                                 =============     ==============

                             See accompanying notes

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
              (Unaudited, dollars in thousands, except share data)

 1.      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

2.       INVENTORIES

         The components of inventories consist of the following (000's):

                                       March 31,         September 30,
                                         2002               2001
                                   ----------------     ---------------
                                      (unaudited)
Raw materials                            $ 5,098           $  5,486
Finished goods                             3,497              5,468
                                         -------           --------
                                           8,595             10,954
Less: Reserve for obsolescence               196                946
                                         -------           --------
                                         $ 8,399           $ 10,008
                                         =======           ========

         The March 31, 2002, amounts reflect a $1,771 reduction in inventory and a $700 reduction in related reserve for obsolescence resulting from the liquidation in the first quarter of fiscal year 2002 of last generation Code Division Multiple Access (CDMA) FWT products. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations)

3.       GOODWILL AND INTANGIBLE ASSETS

         Effective October 1, 2001, the Company early adopted Statement of Financial Accounting Standards (SFAS) 142, which resulted in the discontinuance of the amortization of goodwill. Under the Statement, goodwill will be carried at its book value as of September 30, 2001. The Company has completed its transitional impairment test and determined that its goodwill was not impaired. Further, in accordance with SFAS 142, the Company will test the value of its goodwill for any impairment at least annually and future impairment, if any will be recognized as an expense in the period of impairment.

         The Company's intangible assets at March 31, 2002 and September 30, 2001 were $625 and $875, respectively. The Company's goodwill was $2,554 at March 31, 2002 and September 30, 2001.

         Amortization expense for intangible assets other than goodwill was $250 and $0 for the first six months of fiscal year 2002 and 2001, respectively. Amortization expense for goodwill was $260 for the first six months of fiscal year 2001.

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
              (Unaudited, dollars in thousands, except share data)

         As required by SFAS 142 the results for the prior year's quarter have not been restated. A reconciliation of net income as if SFAS 142 had been adopted is presented below for the three and six months ended March 31, 2001.

                                                 Three Months Ended   Six Months Ended
                                                   March 31, 2001      March 31, 2001
                                                   --------------      --------------
Net income as reported                               $   8,343            $   8,493
Add back goodwill amortization                             130                  260
                                                           ---                  ---

Adjusted net income                                  $   8,473            $   8,753
                                                         =====                =====

Basic earnings per share as reported                 $    0.66            $    0.67
Goodwill amortization                                     0.01                 0.02
                                                          ----                 ----
Adjusted basic earnings per share                    $    0.67            $    0.69
                                                          ====                 ====

Diluted earnings per share as reported               $    0.64            $    0.66
Goodwill amortization                                     0.01                 0.02
                                                          ----                 ----
Adjusted diluted earnings per share                  $    0.65            $    0.68
                                                          ====                 ====

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

         Beginning on October 1, 2001, all royalties received by the Company for the benefit of DNIC will first be applied to amounts advanced to DNIC by the Company, and any remaining royalties will be paid to DNIC. The advances bear interest at the prime rate as published in the Wall Street Journal. During the first quarter of fiscal year 2002, the Company advanced a total of $750 to DNIC under the terms of this arrangement. On March 31, 2002 the current portion is $250, which has been recorded in other current assets, and the long-term portion included in other assets is $500. DNIC is a shareholder of the Company, who as of November 9, 2001 held 1,050,759 shares of the Company's Common Stock.

         On April 1, 2002, in accordance with the advance agreement, the Company offset $250 of royalties earned by DNIC against the $750 outstanding balance of the advance.

5.       REVOLVING LINE OF CREDIT

         On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5,000 (the Loan). In accordance with the agreement, 100% of the outstanding amount of the Loan is collaterized with restricted cash. At March 31, 2002, the Company had approximately $3,789 of available borrowings under the Loan, of which $3,789 was outstanding. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003, and carries interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells.

                          TELULAR CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2002
         (Unaudited, dollars in thousands, except share data)

         The Warrants have a strike price of $16.29 per share and expire on January 6, 2005. The value of the Warrants was accounted for as deferred financing costs, and was recorded at the fair value of the financing fees of $195. The deferred financing costs are included in other assets and are being amortized over the life of the Loan.

6.       REDEEMABLE PREFERRED STOCK AND PREFERRED STOCK

         On March 31, 2002 and September 30, 2001, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding.

         The Company also had 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding on March 31, 2002 and September 30, 2001.

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

         Export sales of fixed wireless terminals represent 89% and 94% of total fixed wireless net product sales for the first six months of fiscal year 2002 and 2001, respectively.

         Export sales of security products were insignificant for the first six months of fiscal year 2002 and 2001.

         Summarized below are the Company's segment revenue and net income
         (loss) by reportable segment:

                                                        Six Months Ended
                                                            March 31,
                                                       2002          2001
                                                       ----          ----
Revenue
     Fixed Wireless Terminals                      $ 20,471      $ 48,215
     Security Products                                5,941         5,606
                                              -------------- -------------
                                                   $ 26,412      $ 53,821

Net Income (Loss)
     Fixed Wireless Terminals                       $(2,024)     $  9,318
     Security Products                                 (595)         (825)
                                              -------------- -------------
                                                    $(2,619)     $  8,493

         For the six months ended March 31, 2002, two customers located in Mexico and Nigeria, accounted for 58% and 11%, respectively, of the fixed wireless terminal net product sales and one customer, located in the USA, accounted for 24% of the security products net product sales. For the six months ended March 31, 2001, one customer, located in Mexico, accounted for 83% of the fixed wireless terminal net product sales and two customers, both located in the USA, accounted for 20% and 16% respectively, of the security products net product sales.

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
              (Unaudited, dollars in thousands, except share data)

8.       Earnings Per Share

         Basic and diluted net income (loss) per common share are computed based upon the weighted-average number of shares of common stock outstanding. Common shares issuable upon the exercise of options, warrants and redeemable preferred stock are not included in the per share calculations if the effect of their inclusion would be anti-dilutive.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                             Three  Months  Ended March 31,
                                                                              2002               2001
                                                                              ----               ----
Net income                                                                     $  211,000        $ 8,343,000
                                                                               ==========        ===========

Weighted average number of common shares outstanding
         Basic                                                                 12,856,301         12,735,797
         Effect of dilutive employee stock options                                158,421            202,266
                                                                             ------------       ------------
         Diluted                                                               13,014,722         12,938,063
                                                                               ==========         ==========

Net income per share
         Basic                                                                 $     0.02        $      0.66
         Diluted                                                               $     0.02        $      0.64
                                                                               ==========        ===========

                                                                              Six Months Ended March 31,
                                                                              2002               2001
                                                                              ----               ----
Net income (loss)                                                             $(2,619,000)       $ 8,493,000
                                                                              ============       ===========

Weighted average number of common shares outstanding
         Basic                                                                 12,838,464         12,707,080
         Effect of dilutive employee stock options                                      -            179,746
                                                                               ----------       ------------
         Diluted                                                               12,838,464         12,886,826
                                                                               ==========        ===========
Net income (loss) per share
          Basic                                                                $    (0.20)       $      0.67
          Diluted                                                              $    (0.20)       $      0.66
                                                                               ===========       ===========

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

RESULTS OF OPERATIONS

SECOND QUARTER FISCAL YEAR 2002 COMPARED TO SECOND QUARTER FISCAL YEAR 2001

Net Product Sales. Net product sales decreased 43%, or $14.6 million, to $19.2 million to for the three months ended March 31, 2002 compared to the same period last year. Sales of PHONECELL(R) products decreased 48%, or $14.8 million, during the second quarter of fiscal year 2002 compared to the same period of fiscal year 2001. This decrease was the result of reduced shipments of desktop phones to Radiomovil Dipsa (Telcel) Mexico under the Company's supply agreement with Telcel. Sales of TELGUARD(R) products increased 5%, or $0.2 million, during the second quarter of fiscal year 2002 compared to the same period last year.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue decreased 99% from $4.8 million, for the three months ended March 31, 2001, to $0.1 million during the same period of fiscal year 2002. The fiscal year 2001 amount includes $4.7 million in royalty settlement revenue related to the termination of the OEM and Option agreements with Motorola.

Cost of sales. Cost of sales decreased $11.4 million, or 46%, for the three months ended March 31, 2002 compared to the same period last year. Cost of sales for the second quarter 2002 of $13.6 million, or 71% of total revenue, compares to $25.0 million, or 65% of total revenue, for the second quarter of fiscal year 2001. The decrease in cost of sales during the second quarter of fiscal year 2002 is due primarily to the decreased sales volume and a one time special charge of $1.0 million in the second quarter of fiscal year 2001. The one time special charge in the second quarter of fiscal year 2001 was to reduce the carrying cost of CDMA FWT due to poor market conditions.

Selling and Marketing Expenses. Selling and marketing expenses for the second quarter of fiscal year 2002 increased 10%, or $0.2 million, compared to the same period of fiscal year 2001. The increase is primarily the result of efforts to market new products and improvements in the sales force to support worldwide sales coverage.

General and Administrative Expenses (G&A). G&A for the three months ended March 31, 2002 decreased 17%, or $0.2 million, compared to the same period last year. The decrease consists primarily of lower company wide performance bonuses based on reduced profitability.

Other Income. Other income for the second quarter of fiscal year 2002 decreased $0.1 million, compared to the same period during fiscal year 2001. The decrease is primarily due to lower interest income, as a result of significant interest rate reductions compared to the rates for the same period last year.

Net income. The Company recorded net income of $0.2 million for the three months ended March 31, 2002 compared to a net income of $8.3 million for the second quarter of last year. The decrease is primarily the result of the lower sales volume and lower royalty and royalty settlement revenue.

Net income per Common Share. Basic net income per share of $0.02 for the three months ended March 31, 2002 compares to basic net income per share of $0.66 for the same period last year.

FIRST HALF FISCAL YEAR 2002 COMPARED TO FIRST HALF FISCAL YEAR 2001

Net Product Sales.Net product sales of $26.3 million for the six months ended March 31, 2002 decreased 46% from $48.8 million for the six months ended March 31, 2001. Sales of PHONECELL(R) products decreased 53% from $43.2 million during the first half of fiscal year 2001 to $20.4 million during the same period of fiscal year 2002. This decrease was the result of lower shipments of desktop phones to Telcel under the Company's supply agreement with Telcel. The sale of TELGUARD(R) products increased 6% from $5.6 million during the six months ended March 31, 2001 to $5.9 million during the six months ended March 31, 2002.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue decreased 99% from $5.0 million during the first half of fiscal year 2001 to $0.1 million during the same period of fiscal year 2002. The fiscal year 2001 amount includes $4.7 million in royalty settlement revenue related to the termination of the OEM and Option agreements with Motorola.

Cost of sales. Cost of sales of $19.2 million decreased 46%, or $16.4 million for the six months ended March 31, 2002 compared to the same period last year. Cost of sales for the first six months of fiscal year 2002 is 73% of total revenue, compared to 66% of total revenue, for the same period last year. The decrease in cost of sales during the first six months of fiscal year 2002 is due primarily to the decreased sales volume and a one time special charge of $1.0 million in the second quarter of fiscal year 2001. The one time special charge in the second quarter of fiscal year 2001 was to reduce the carrying cost of CDMA FWT due to poor market conditions.

Selling and Marketing Expenses. Selling and marketing expenses for the first half of fiscal year 2002 increased 6%, or $0.2 million, compared to the same period of fiscal year 2001. The increase is primarily the result of efforts to market new products and improvements in the sales force to support worldwide sales coverage.

General and Administrative Expenses (G&A). G&A for the first half of fiscal year 2002 decreased 12% compared to the first half of fiscal year 2001. The decrease consists primarily of lower company wide performance bonuses based on reduced profitability.

Other Income. Other income during the first half of fiscal year 2002 decreased by $0.1 million compared to the same period of fiscal 2001. The decrease is primarily due to lower interest income, as a result of significant interest rate reductions compared to the rates for the same period last year.

Net Income (Loss). The Company recorded a net loss of $2.6 million for the first half of fiscal year 2002 compared to net income of $8.5 million for the first half of fiscal year 2001. The decrease is primarily the result of the lower sales volume and lower royalty and royalty settlement revenue.

Net income (loss) per Common Share. A basic loss per share of $0.20 for the first half of fiscal year 2002 compares to a basic income per share of $0.67 for the first half of fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2002, the Company had $29.6 million in cash and cash equivalents with a working capital surplus of $39.3 million.

The Company used $5.6 million of cash in operations during the first half of fiscal year 2002 compared to cash generated of $16.2 million during the same period of fiscal year 2001. The use of cash in operations during the first half of fiscal year 2002 is primarily the result of a $7.8 million increase in accounts receivable and a net loss of $1.5 million after adjustments for noncash items such as depreciation, partially offset by a $1.6 million reduction of inventory and a $2.0 million increase in accounts payable. The year over year increase in cash used was primarily the result of volume production and shipments of desktop phones to Telcel, which occurred throughout fiscal year 2001 and during the second quarter of fiscal year 2002. The increase in accounts receivable resulted from a change in the payment terms for Telcel to net seven days during fiscal year 2002 from payment in advance of shipment for fiscal year 2001. Substantially all of the increase in accounts receivable has been recovered through cash collections in April.

Cash used in investing activities of $2.0 million during the first half of fiscal year 2002 compares to $0.8 million during the same period of fiscal year 2001. The first quarter of fiscal year 2002 amount consists primarily of $0.8 million of increases in restricted cash related to the revolving line of credit (offset by the same amount of cash from financing activity) and $0.8 million in cash advanced against future royalties to a shareholder of the Company (See Note 4 to the Consolidated Financial Statements). The investing activities for the first half of fiscal year 2002 also include capital spending for product testing equipment of $0.5 million compared to $0.7 million for the same period last year.

Cash provided by financing activities of $0.9 million during the first half of fiscal year 2002 compares to $0.3 million during the same period of fiscal year 2001. The fiscal year 2002 amount consists primarily of $0.8 million in proceeds of loans under the terms of the Company's revolving line of credit (offset by the same amount of restricted cash from investing activity). The financing activities for both periods also include $0.1 million of proceeds from the issuance of common stock in connection with the exercise of employee stock options.

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

The Company generally requires its foreign customers to prepay, to obtain letters of credit or to qualify for export credit insurance underwritten by third party credit insurance companies prior to the Company making international shipments. Also, to mitigate the effects of currency fluctuations on the Company's results of operations, the Company conducts all of its international transactions in U.S. dollars.

OUTLOOK

The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

Based upon observed trends, the Company believes that the market for cellular FWTs will experience substantial growth over the next five years. The Company has identified significant growth opportunities throughout Africa, Brazil, China, India, Mexico and the USA. Each of these markets will develop at a different pace, and the sales cycle for these regions are likely to be several months or quarters. Further, economic conditions play an important role in the timing of market development for the Company's products. In connection with the present global economic slowdown, the Company's prospects for continued growth have been accordingly reduced in the near term. However, as economic conditions improve, the Company is well positioned with a wide range of products to capitalize on these market opportunities.

In recent months there has been considerable price pressure in the cellular FWT market, particularly for CDMA products. Most CDMA products are manufactured in Korea, where several manufacturers are competing for the same business. There also appears to be a glut of CDMA products, which when combined with lower manufacturing costs has resulted in very low product prices. Consequently, the Company sold all of its last generation CDMA product at a loss during the three months ended December 31, 2001.

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

Shipments under the Company's agreement with Telcel to supply $67.5 million Desktop Phones dated September 13, 2000, were completed during the fourth quarter of fiscal year 2001. The absence of desktop phone shipments to Telcel during the first quarter of fiscal year 2002 resulting from this completion caused net product sales to be significantly below those of the four previous quarters. On January 2, 2002, the Company announced an extension of the above agreement, shipped additional volumes of desktop phones to Telcel in February and March of 2002, and expects to ship additional volumes of desktop phones to Telcel during April and May of 2002.

The Company is also actively pursuing a new annual supply agreement with Telcel, the outcome and timing of which will have a significant impact on the Company's future revenues and profitability.

FORWARD LOOKING INFORMATION

Statements contained in this filing, other than historical statements, consist of forward-looking information. The Company's actual results may vary considerably from those discussed in this filing as a result of various risks and uncertainties. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to the Company's 10-K for the period ended September 30, 2001, include the risk that technological change will render the Company's technology obsolete, the Company's ability to protect intellectual property rights in its products, unfavorable economic conditions could lead to lower product sales, the risk of litigation, the Company's ability to develop new product, the Company's dependence on contractors, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, dilution of ownership to stockholders resulting from financing activities, volatility of Common Stock price, the effects of control by existing shareholders, intense industry competition including competition from its licensees and new market entrants with cellular phone docking station products and the uncertainty in the development of wireless service generally.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On March 2, 1998, the Company received 300,000 shares of ORA Electronics, Inc. common stock ("ORA stock") in connection with the settlement of patent litigation. ORA stock is traded on Nasdaq's Over The Counter (OTC) system. The Company's holdings in ORA stock are valued at the quoted price on OTC for ORA stock on the date of each balance sheet presented. Since 1998 the Company has reduced its holdings in ORA stock by open market sales to 197,500 shares on March 31, 2002. Pursuant to the settlement with ORA, as amended, the Company was entitled to receive 12,200,000 additional shares of ORA stock (Additional Shares) from ORA on February 1, 2002. The Company has not received the Additional Shares, despite a written demand made on ORA for those shares. On April 17, 2002, ORA filed a Chapter 11 voluntary petition in U.S. Bankruptcy Court in California. Despite this filing, ORA's stock continues to be traded on OTC. To reduce its exposure to further price declines, the Company has increased the rate at which it is selling its holdings of ORA stock. As a result, the Company expects to record a loss on the sale of ORA stock of approximately $130 during its third fiscal quarter ending June 30, 2002.

The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of March 31, 2002.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 5, 2000, the Company filed suit against Vox2, Inc., of Northborough, Massachusetts, which manufactures a cellular interface product named the Vox Link. The Company has alleged infringement of its U.S. Patents: 4,659,096; 5,715,296; and 5,946,616, and seeks injunction, damages and attorney fees and costs. On January 8, 2002, a Magistrate recommended that Vox2, Inc.'s product not be enjoined. The Company will object to this recommendation and is continuing with the discovery process in its case against Vox2.

On September 8, 2001, the Company filed a patent infringement lawsuit in Korea for an injunction against LG Electronics on its cellular interface products for CDMA Fixed Wireless Terminals; Models LST-220(F) and 2200(F). On December 4, 2001 the Korean Court denied The Company an injunction on the sale of manufacture of these products because LG Electronics stated it had ceased manufacturing the products as of December 26, 2000. The Company is currently preparing to file a separate cause of action for damages arising out of the sales of the LST-220(F) and 2200(F) by LG Electronics.

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

RESTRICTION ON DIVIDENDS

On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. to provide a revolving credit facility with a loan limit of $5 million (the Loan). (See Note 5 to the Consolidated Financial Statements) Under the terms of the Loan, the Company is prohibited from paying cash dividends during the term of the Loan.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended March 31, 2002, the Company issued 6,949 shares of Common Stock valued at $42,154 to the law of firm of Hamman and Benn for legal services. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on January 29, 2002. The number of shares issued and outstanding and entitled to vote was 12,815,782. There were present at said meeting, in person or by proxy, shareholders holding 12,455,304 shares of common stock, that is 97% of the stock outstanding, and entitled to vote, which constituted a quorum.

The following persons received a majority of the votes cast for Directors, specifically stated as:

                                               For              Withheld
John E. Berndt                              12,156,331          298,973
Larry J. Ford                               12,156,074          299,230
Daniel D. Giacopelli                        12,144,344          310,960
Richard D. Haning                           12,125,825          329,479
Kenneth E. Millard                          12,145,044          310,260
Mitchell H. Saranow                         12,156,556          298,748

The results of the vote to approve the Company's Fifth Amended and Restated Stock Incentive Plan, increasing the number of options authorized thereunder from 2,350,000 to 2,850,000 are as follows:

   For                       Against                   Withheld
11,389,967                  1,040,680                   24,657

All nominees for Director were elected and the Fifth Amended and Restated Stock Incentive Plan was approved.

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

10.4                       Appointment of Larry J. Ford                        Filed as Exhibit 10.2
                                                                               to Form 10-Q filed
                                                                               May 1, 1995

10.5                       Option Agreement with Motorola                      Filed as Exhibit 10.6
                           dated November 10, 1995                             to Form 10-K filed
                                                                               December 26, 1996 /(1)/

10.6                       Amendment No.1 dated September 24, 1996             Filed as Exhibit 10.7
                           to Option Agreement with Motorola                   to Form 10-Q filed
                                                                               August 13, 1999 /(1)/

10.7                       Amendment No.2 dated April 30, 1999                 Filed as Exhibit 10.8
                           to Option Agreement with Motorola                   to Form 10-Q filed
                                                                               August 13, 1999 /(1)/

10.8                       Stock Purchase Agreement                            Filed as Exhibit 10.11
                           between Motorola, Inc. and                          to the Registration
                           Telular Corporation dated                           Statement
                           September 20, 1993

10.9                       Patent Cross License Agreement                      Filed as Exhibit 10.12
                           between Motorola, Inc. and the                      to the Registration
                           Company, dated March 23, 1990                       Statement /(1)/
                           and Amendments No. 1, 2 and
                           3 thereto

10.10                      Amendment No. 4 to Patent Cross License             Filed as Exhibit 10.11
                           Agreement between Motorola, Inc. and the            to Form 10-Q filed
                           Company, dated May 3, 1999                          August 13, 1999 /(1)/

10.11                      Amended and Restated Shareholders                   Filed as Exhibit 10.15
                           Agreement dated November 2, 1993                    to the Registration
                                                                               Statement /(1)/

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

10.23                      Employment Agreement with Daniel D.                 Filed as Exhibit 10.22
                           Giacopelli                                          to Form 10-Q filed
                                                                               February 13, 1998

10.24                      OEM Equipment Purchase Agreement                    Filed as Exhibit 10.27
                           for WAFU dated April 30, 1999                       to form 10-Q filed
                                                                               August 13, 1999 /(1)/

10.25                      Settlement and Release of Claims                    Filed as Exhibit 10.25
                           Agreement with Motorola /(1)/                       to Form 10-Q filed
                                                                               February 14, 2001 /(1)/

10.26                      Agreement for the Purchase of Telular               Filed as Exhibit 10.1
                           Fixed Telephony Digital Cellular                    to Form 8-K filed
                           Telephones dated as of September 13,                September 13, 2000 /(1)/
                           2000, among Telular Corporation,
                           Radiomovil DIPSA, S.A. de C.V., and
                           BrightStar de Mexico S.A. de C.V. /(1)/

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

10.37                      Nonqualified Stock Option Agreement,                Filed as Exhibit 4.19 to
                           dated as of December 3, 1996, by and                Registration Statement on
                           between the Company and John E. Berndt              Form S-8, Registration
                                                                               No. 333-61970 filed
                                                                               May 31, 2001

10.38                      Nonqualified Stock Option Agreement,                Filed as Exibit 10.38 to
                           dated as of July 25, 2001, by and                   Form 10-K filed
                           between the Company and Mitchell H. Saranow         December 21, 2001

10.39                      Nonqualified Stock Option Agreement,                Filed as Exibit 10.38 to
                           dated as of August 30, 2001, by and                 Form 10-K filed
                           between the Company and Richard D. Haning           December 21, 2001

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

         /(1)/ Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           Telular Corporation
                                                          ---------------------
Date    May 15, 2002                                   By:  /s/ Kenneth E. Millard
     ---------------------------------                     ---------------------------------------------
                                                            Kenneth E. Millard
                                                            President & Chief Executive Officer

Date    May 15, 2002                                        /s/ Jeffrey L. Herrmann
     ---------------------------------                     --------------------------------------------
                                                            Jeffrey L. Herrmann
                                                            Executive Vice President, Chief Operating Officer
                                                            & Chief Financial Officer

Date    May 15, 2002                                        /s/ Robert L. Zirk
     ---------------------------------                     --------------------------------------------
                                                            Robert L. Zirk
                                                            Controller & Chief Accounting Officer

                                  EXHIBIT INDEX

Number                     Description                                            Reference
------                     -----------                                            ---------
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

10.4                       Appointment of Larry J. Ford                        Filed as Exhibit 10.2
                                                                               to Form 10-Q filed
                                                                               May 1, 1995

10.5                       Option Agreement with Motorola                      Filed as Exhibit 10.6
                           dated November 10, 1995                             to Form 10-K filed
                                                                               December 26, 1996 /(1)/

10.6                       Amendment No.1 dated September 24, 1996             Filed as Exhibit 10.7
                           to Option Agreement with Motorola                   to Form 10-Q filed
                                                                               August 13, 1999 /(1)/

10.7                       Amendment No.2 dated April 30, 1999                 Filed as Exhibit 10.8
                           to Option Agreement with Motorola                   to Form 10-Q filed
                                                                               August 13, 1999 /(1)/

10.8                       Stock Purchase Agreement                            Filed as Exhibit 10.11
                           between Motorola, Inc. and                          to the Registration
                           Telular Corporation dated                           Statement
                           September 20, 1993

10.9                       Patent Cross License Agreement                      Filed as Exhibit 10.12
                           between Motorola, Inc. and the                      to the Registration
                           Company, dated March 23, 1990                       Statement /(1)/
                           and Amendments No. 1, 2 and
                           3 thereto

10.10                      Amendment No. 4 to Patent Cross License             Filed as Exhibit 10.11
                           Agreement between Motorola, Inc. and the            to Form 10-Q filed
                           Company, dated May 3, 1999                          August 13, 1999 /(1)/

10.11                      Amended and Restated Shareholders                   Filed as Exhibit 10.15
                           Agreement dated November 2, 1993                    to the Registration
                                                                               Statement /(1)/

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

10.23    Employment Agreement with Daniel D.         Filed as Exhibit 10.22
         Giacopelli                                  to Form 10-Q filed
                                                     February 13, 1998

10.24    OEM Equipment Purchase Agreement            Filed as Exhibit 10.27
         for WAFU dated April 30, 1999               to form 10-Q filed
                                                     August 13, 1999 /(1)/

10.25    Settlement and Release of Claims            Filed as Exhibit 10.25
         Agreement with Motorola /(1)/               to Form 10-Q filed
                                                     February 14, 2001 /(1)/

10.26    Agreement for the Purchase of Telular       Filed as Exhibit 10.1
         Fixed Telephony Digital Cellular            to Form 8-K filed
         Telephones dated as of September 13,        September 13, 2000 /(1)/
         2000, among Telular Corporation,
         Radiomovil DIPSA, S.A. de C.V., and
         BrightStar de Mexico S.A. de C.V. /(1)/

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

10.37  Nonqualified Stock Option Agreement,            Filed as Exhibit 4.19 to
       dated as of December 3, 1996, by and            Registration Statement on
       between the Company and John E. Berndt          Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

10.38  Nonqualified Stock Option Agreement,            Filed as Exibit 10.38 to
       dated as of July 25, 2001, by and               Form 10-K filed
       between the Company and Mitchell H. Saranow     December 21, 2001

10.39  Nonqualified Stock Option Agreement,            Filed as Exibit 10.38 to
       dated as of August 30, 2001, by and             Form 10-K filed
       between the Company and Richard D. Haning       December 21, 2001

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


         /(1)/ Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).