Form 10-Q
period 2002-06-30
TELULAR CORP
filed 2002-08-13
CIK 915324

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002.

                                       OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period from ____to ____.


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

                       Yes  X                No _____
                           ---

The number of shares outstanding of the Registrant's common stock, par value $.01, as of June 30, 2002, the latest practicable date, was 12,879,054 shares.

                               TELULAR CORPORATION
                                      Index

Part I - Financial Information                                                  Page No.
                                                                                --------
Item 1.  Financial Statements:

           Consolidated Balance Sheets
            June 30, 2002 (unaudited) and September 30, 2001                        3

           Consolidated Statements of Operations (unaudited)
            Three Months Ended June 30, 2002 and June 30, 2001                      4

           Consolidated Statements of Operations (unaudited)
            Nine Months Ended June 30, 2002 and June 30, 2001                       5

           Consolidated Statement of Stockholders' Equity (unaudited)
            Period from September 30, 2001 to June 30, 2002                         6

           Consolidated Statements of Cash Flows (unaudited)
            Nine Months Ended June 30, 2002 and June 30, 2001                       7

           Notes to the Consolidated Financial Statements                           8

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                    12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                15

Part II - Other Information

Item 1.  Legal Proceedings                                                         17

Item 2.  Changes in Securities and Recent Sales of Unregistered Securities         17

Item 6.  Exhibits and Reports on Form 8-K                                          18

Signatures                                                                         22

Exhibit Index                                                                      23

                               TELULAR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                    June 30,               September 30,
                                                                                      2002                     2001
                                                                              ----------------------    -------------------
ASSETS                                                                             (Unaudited)
   Current assets:
       Cash and cash equivalents                                              $              31,647     $           36,385
       Restricted cash                                                                        3,789                      -
       Short term investment                                                                      6                     15
       Trade receivables, net of allowance for doubtful accounts of
             $104 and $210 at June 30, 2002 and September 30, 2001,
             respectively                                                                     5,812                  5,151
       Inventories, net                                                                       7,386                 10,008
       Prepaid expenses and other current assets                                                673                    363
                                                                              ----------------------    -------------------
   Total current assets                                                                      49,313                 51,922
   Restricted cash                                                                                -                  3,000
   Property and equipment, net                                                                3,339                  3,743
   Other assets:
       Excess of cost over fair value of net assets acquired                                  2,554                  2,554
       Other intangible assets, less accumulated amortization of
         $500 and $125 at June 30, 2002 and September 20, 2001,
         respectively                                                                           500                    875
       Deposits and other                                                                       303                     75
                                                                              ----------------------    -------------------
   Total other assets                                                                           803                    950
                                                                              ----------------------    -------------------
   Total assets                                                               $              56,009     $           62,169
                                                                              ======================    ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Accounts payable                                                       $               4,367     $            8,470
       Accrued liabilities                                                                    1,163                  1,700
       Current portion of revolving line of credit                                            3,789                      -
                                                                              ----------------------    -------------------
   Total current liabilities                                                                  9,319                 10,170

   Long term revolving line of credit                                                             -                  3,000

                                                                              ----------------------    -------------------
   Total liabilities                                                                          9,319                 13,170
                                                                              ----------------------    -------------------

   Stockholders' equity:
       Common stock; $.01 par value; 75,000,000 shares
         authorized; 12,879,054 and 12,810,998 outstanding
         at June 30, 2002 and September 30, 2001, respectively                                  129                    129
       Additional paid-in capital                                                           149,484                149,071
       Deficit                                                                             (102,923)               (99,904)
       Accumulated other comprehensive loss                                                       -                   (297)
                                                                              ----------------------    -------------------
   Total stockholders' equity                                                                46,690                 48,999
                                                                              ----------------------    -------------------
   Total liabilities and stockholders' equity                                 $              56,009     $           62,169
                                                                              ======================    ===================

                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                       Three Months Ended June 30,
                                                                        2002                   2001
                                                                  ---------------        ---------------
    Net product sales                                                $    15,513            $    28,093
    Royalty revenue                                                          112                    250
                                                                  ---------------        ---------------

    Total revenue                                                         15,625                 28,343

    Cost of sales                                                         11,129                 19,797
                                                                  ---------------        ---------------

                                                                           4,496                  8,546

    Engineering and development expenses                                   1,514                  1,642
    Selling and marketing expenses                                         2,051                  1,971
    General and administrative expenses                                    1,120                  1,368
    Amortization                                                             125                    130
                                                                  ---------------        ---------------

    Income (loss) from operations                                           (314)                 3,435

    Other income (expense), net                                              (86)                    41
                                                                  ---------------        ---------------

    Income (loss) before income taxes                                       (400)                 3,476

    Income taxes, net of tax benefit                                           -                      -
                                                                  ---------------        ---------------

    Net income (loss)                                                $      (400)           $     3,476
                                                                  ===============        ===============

    Net income (loss) per common share:

    Basic                                                            $     (0.03)           $      0.27
    Diluted                                                          $     (0.03)           $      0.27

    Weighted average number of common shares outstanding:

    Basic                                                             12,876,043             12,771,824
    Diluted                                                           12,876,043             13,005,619

                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                    Nine Months Ended June 30,
                                                               2002                        2001
                                                         ----------------            ---------------
Net product sales                                           $     41,875                $    76,876
Royalty and royalty settlement revenue                               162                      5,288
                                                         ----------------            ---------------

Total revenue                                                     42,037                     82,164

Cost of sales                                                     30,337                     55,424
                                                         ----------------            ---------------

                                                                  11,700                     26,740

Engineering and development expenses                               4,723                      4,768
Selling and marketing expenses                                     6,304                      5,995
General and administrative expenses                                3,371                      3,931
Amortization                                                         375                        389
                                                         ----------------            ---------------

Income (loss) from operations                                     (3,073)                    11,657

Other income, net                                                     54                        312
                                                         ----------------            ---------------

Income (loss) before income taxes                                 (3,019)                    11,969

Income taxes, net of tax benefit                                       -                          -
                                                         ----------------            ---------------

Net income (loss)                                           $     (3,019)               $    11,969
                                                         ================            ===============

Net income (loss) per common share:

Basic                                                       $      (0.23)               $      0.94
Diluted                                                     $      (0.23)               $      0.92

Weighted average number of common shares outstanding:

Basic                                                         12,850,990                 12,728,662
Diluted                                                       12,850,990                 12,942,435

                             See accompanying notes

                               TELULAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                          Accumulated
                                                              Additional                     Other            Total
                                                   Common       Paid-In                  Comprehensive    Stockholders'
                                                    Stock       Capital      Deficit     Income (Loss)        Equity
                                                 ----------  ------------  -----------   -------------    -------------
Balance at September 30, 2001                     $    129    $  149,071   $  (99,904)    $     (297)      $    48,999

Comprehensive loss:
  Net loss for period from October 1,
    2001 to June 30, 2002                                -             -       (3,019)             -            (3,019)
  Permanent impairment in market
    value of investments                                 -             -            -            297               297

                                                                                                          -------------
Comprehensive loss                                                                                              (2,722)
                                                                                                          -------------

Deferred compensation related
  to stock options                                       -           105            -              -               105

Stock options exercised                                  -           118            -              -               118

Stock issued in connection with
 services and compensation                               -           190            -              -               190

                                                 ----------------------------------------------------------------------
Balance at June 30, 2002                          $    129    $  149,484   $ (102,923)    $        -       $    46,690
                                                 ======================================================================

                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                       Nine Months Ended June 30,
                                                                        2002                2001
                                                                     ----------          ----------
Operating Activities:
Net income (loss)                                                    $   (3,019)         $   11,969
Adjustments to reconcile net income (loss) to
 net cash provided by/used in operating activities
   Depreciation                                                           1,036               1,041
   Amortization                                                             375                 389
   Inventory obsolescence expense                                            18               1,075
   Compensation expense related to stock options                            105                 105
   Common stock issued for services and compensation                        190                 279
   Loss on sale of short term investment                                    303                 109
   Changes in assets and liabilities:
       Trade receivables                                                   (661)                552
       Related party receivables                                              -                 653
       Inventories                                                        2,604              (3,891)
       Prepaid expenses, deposits and other                                 (38)                (10)
       Trade accounts payable                                            (4,103)              6,139
       Related party accounts payable                                         -              (1,989)
       Accrued liabilities                                                 (537)                727
                                                                     ----------          ----------
Net cash provided by (used in) operating activities                      (3,727)             17,148

Investing Activities:
Proceeds from the sale of short term investment                               3                  22
Increase in restricted cash                                                (789)               (703)
Acquisition of property and equipment                                      (632)               (736)
Advance to related parties, net                                            (500)                  -
Acquisition of licenses and technology                                        -              (1,000)
                                                                     ----------          ----------
Net cash used in investing activities                                    (1,918)             (2,417)
                                                                     ----------          ----------

Financing Activities:
Proceeds from the issuance of common stock                                  118                 217
Borrowings, net                                                             789                 703
                                                                     ----------          ----------
Net cash provided by financing activities                                   907                 920
                                                                     ----------          ----------

Net increase (decrease) in cash and cash equivalents                     (4,738)             15,651

Cash and cash equivalents, beginning of period                           36,385              20,527
                                                                     ----------          ----------
Cash and cash equivalents, end of period                             $   31,647          $   36,178
                                                                     ==========          ==========

                        See accompanying notes

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
              (Unaudited, dollars in thousands, except share data)

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2001.

2.    Inventories

      The components of inventories consist of the following (000's):

                                                        June 30,   September 30,
                                                          2002         2001
                                                      -----------  -------------
                                                      (unaudited)
      Raw materials                                     $  3,807     $  5,486
      Finished goods                                       3,774        5,468
                                                        --------     --------
                                                           7,581       10,954
      Less: Reserve for obsolescence                         195          946
                                                        --------     --------
                                                        $  7,386     $ 10,008
                                                        ========     ========

      The June 30, 2002, amounts reflect a $1,771 reduction in inventory and a $700 reduction in related reserve for obsolescence resulting from the final sale in the first quarter of fiscal year 2002 of last generation Code Division Multiple Access (CDMA) FWT products. (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations)

3.    Goodwill and Intangible Assets

      Effective October 1, 2001, the Company early adopted Statement of Financial Accounting Standards, "Goodwill and Other Intangible Assets" (SFAS 142), which resulted in the discontinuance of the amortization of goodwill. Under the Statement, goodwill will be carried at its book value as of September 30, 2001. The Company completed its annual impairment test of goodwill as of June 30, 2002, and determined that its goodwill is not impaired. In accordance with SFAS 142, the Company will test the value of its goodwill for any impairment at least annually and future impairment, if any will be recognized as an expense in the period of impairment.

      The Company's other intangible assets at June 30, 2002 and September 30, 2001 were $500 and $875, respectively. The Company's goodwill was $2,554 at June 30, 2002 and September 30, 2001.

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
              (Unaudited, dollars in thousands, except share data)

      Amortization expense for other intangible assets was $375 and $0 for the first nine months of fiscal year 2002 and 2001, respectively. Amortization expense for goodwill was $389 for the first nine months of fiscal year 2001.

      As required by SFAS 142 the results for the prior year's quarter have not been restated. A reconciliation of net income as if SFAS 142 had been adopted is presented below for the three and nine months ended June 30, 2001.

                                                  Three Months Ended   Nine Months Ended
                                                     June 30, 2001       June 30, 2001
                                                     -------------       -------------
      Net income as reported                           $   3,476            $ 11,969
      Add back goodwill amortization                         130                 389
                                                       ---------            --------
      Adjusted net income                              $   3,606            $ 12,358
                                                       =========            ========

      Basic earnings per share as reported             $    0.27            $   0.94
      Goodwill amortization                                 0.01                0.03
                                                       ---------            --------
      Adjusted basic earnings per share                $    0.28            $   0.97
                                                       =========            ========

      Diluted earnings per share as reported           $    0.27            $   0.92
      Goodwill amortization                                 0.01                0.03
                                                       ---------            --------
      Adjusted diluted earnings per share              $    0.28            $   0.95
                                                       =========            ========

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

      Beginning on October 1, 2001, all royalties received by the Company for the benefit of DNIC will first be applied to amounts advanced to DNIC by the Company, and any remaining royalties will be paid to DNIC. Advances outstanding bear interest at the prime rate as published in the Wall Street Journal. The Company invoices DINC for interest semiannually on April 1 and October 1. Interest from October 1, 2001 through April 1, 2002 totaled $14. During the first quarter of fiscal year 2002, the Company advanced a total of $750 to DNIC under the terms of this arrangement. On April 1, 2002, in accordance with the advance agreement, the Company offset $250 of royalties earned by DNIC against the $750 outstanding balance of the advance. On June 30, 2002 the current portion is $250, which has been recorded in other current assets, and the long-term portion included in other assets is $250. DNIC is a shareholder of the Company, who as of November 9, 2001 held 1,050,759 shares of the Company's Common Stock.

5.    Revolving Line of Credit

      On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5,000 (the Loan). In accordance

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
              (Unaudited, dollars in thousands, except share data)

      with the agreement, 100% of the outstanding amount of the Loan is collaterized with restricted cash. At June 30, 2002, the Company had approximately $3,789 of available borrowings under the Loan, of which $3,789 was outstanding. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003, and carries interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells.

      The Warrants have a strike price of $16.29 per share and expire on January 6, 2005. The value of the Warrants was accounted for as deferred financing costs, and was recorded at the fair value of the financing fees of $195. The deferred financing costs are included in other assets and are being amortized over the life of the Loan.

6.    Redeemable Preferred Stock and Preferred Stock

      On June 30, 2002 and September 30, 2001, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding.

      The Company also had 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding on June 30, 2002 and September 30, 2001.

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

      Export sales of fixed wireless terminals represent 89% and 94% of total fixed wireless net product sales for the first nine months of fiscal year 2002 and 2001, respectively.

      Export sales of security products were insignificant for the first nine months of fiscal year 2002 and 2001.

      Summarized below are the Company's segment revenue and net income (loss) by reportable segment:

                                                           Nine Months Ended
                                                                June 30,
                                                            2002        2001
                                                            ----        ----
        Revenue
             Fixed Wireless Terminals                    $ 32,934    $ 73,893
             Security Products                              9,103       8,271
                                                         --------    --------
                                                         $ 42,037    $ 82,164

        Net Income (Loss)
             Fixed Wireless Terminals                    $ (2,400)   $ 13,261
             Security Products                               (619)     (1,292)
                                                         --------    --------
                                                         $ (3,019)   $ 11,969

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
              (Unaudited, dollars in thousands, except share data)

      For the nine months ended June 30, 2002, one customer located in Mexico, accounted for 54% of the fixed wireless terminal net product sales and one customer, located in the USA, accounted for 25% of the security products net product sales. For the nine months ended June 30, 2001, one customer, located in Mexico, accounted for 83% of the fixed wireless terminal net product sales and two customers, both located in the USA, accounted for 18% and 17% respectively, of the security products net product sales.

8.    Earnings Per Share

      Basic and diluted net income (loss) per common share are computed based upon the weighted-average number of shares of common stock outstanding. Common shares issuable upon the exercise of options, warrants and redeemable preferred stock are not included in the per share calculations if the effect of their inclusion would be anti-dilutive.

      The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended June 30,
                                                                2002             2001
                                                                ----             ----
      Net income (loss)                                      $      (400)    $     3,476
                                                             ===========     ===========

      Weighted average number of common shares outstanding
               Basic                                          12,876,043      12,771,824
               Effect of dilutive employee stock options               -         233,795
                                                             -----------     -----------
               Diluted                                        12,876,043      13,005,619
                                                             ===========     ===========

      Net income (loss) per share
               Basic                                         $     (0.03)    $      0.27
               Diluted                                       $     (0.03)    $      0.27
                                                             ===========     ===========

                                                              Nine Months Ended June 30,
                                                                2002             2001
                                                                ----             ----
      Net income (loss)                                      $    (3,019)    $    11,969
                                                             ===========     ===========

      Weighted average number of common shares outstanding
               Basic                                          12,850,990      12,728,662
               Effect of dilutive employee stock options               -         213,773
                                                             -----------     -----------
               Diluted                                        12,850,990      12,942,435
                                                             ===========     ===========

      Net income (loss) per share
               Basic                                         $     (0.23)    $      0.94
               Diluted                                       $     (0.23)    $      0.92
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

Results of Operations

Third quarter fiscal year 2002 compared to third quarter fiscal year 2001

Net Product Sales. Net product sales decreased 45%, or $12.6 million, to $15.5 million for the three months ended June 30, 2002 compared to the same period last year. Sales of PHONECELL(R) products decreased 51%, or $13.1 million, during the third quarter of fiscal year 2002 compared to the same period of fiscal year 2001. This decrease was the result of reduced shipments of desktop phones to a large customer in Mexico under the Company's supply agreement with that customer. Sales of TELGUARD(R) products increased 19%, or $0.5 million, during the third quarter of fiscal year 2002 compared to the same period last year.

Royalty Revenue. Royalty revenue decreased 55% from $0.2 million, for the three months ended June 30, 2001, to $0.1 million during the same period of fiscal year 2002. The decrease is the result of lower royalties from Motorola.

Cost of Sales. Cost of sales decreased $8.7 million, or 44%, for the three months ended June 30, 2002 compared to the same period last year. Cost of sales for the third quarter 2002 of $11.1 million, or 71% of total revenue, compares to $19.8 million, or 70% of total revenue, for the third quarter of fiscal year 2001. The decrease in cost of sales during the second quarter of fiscal year 2002 is due primarily to the decreased sales volume.

Engineering and Development Expenses. Engineering and development expenses of $1.5 million for the three months ended June 30, 2002 decreased 8% from $1.6 million for the same period of fiscal year 2001. The decrease consists primarily of lower performance bonuses based on reduced profitability.

General and Administrative Expenses (G&A). G&A for the three months ended June 30, 2002 decreased 18%, or $0.2 million, compared to the same period last year. The decrease consists primarily of lower performance bonuses based on reduced profitability.

Other Income (Expense). Other income (expense) for the third quarter of fiscal year 2002 decreased $0.1 million, compared to the same period during fiscal year 2001. The decrease is primarily due to lower interest income, as a result of significant interest rate reductions compared to the rates for the same period last year.

Net Income (Loss). The Company recorded net loss of ($0.4) million for the three months ended June 30, 2002 compared to a net income of $3.5 million for the third quarter of last year. The decrease is primarily the result of the lower sales volume.

Net Income (Loss) per Common Share. Basic net loss per share of ($0.03) for the three months ended June 30, 2002 compares to basic net income per share of $0.27 for the same period last year. The decrease is primarily the result of the lower sales volume.

First nine months fiscal year 2002 compared to first nine months fiscal year
2001

Net Product Sales. Net product sales of $41.9 million for the nine months ended June 30, 2002 decreased 46% from $76.9 million for the same period last year. Sales of PHONECELL(R) products decreased 52% from $68.6 million during the first nine months of fiscal year 2001 to $32.8 million during the same period of fiscal year 2002. This decrease was the result of lower shipments of desktop phones to a large customer in Mexico under the Company's supply agreement with that customer. The sale of TELGUARD(R) products increased 10% from $8.3 million during the nine months ended June 30, 2001 to $9.1 million during the nine months ended June 30, 2002.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue decreased 97% from $5.3 million during the first nine months of fiscal year 2001 to $0.2 million during the same period of fiscal year 2002. The fiscal year 2001 amount includes $4.7 million in royalty settlement revenue related to the termination of the OEM and Option agreements with Motorola.

Cost of Sales. Cost of sales of $30.3 million for the nine months ended June 30, 2002 decreased 45% from $55.4 million for the same period last year. The decrease in cost of sales during the first nine months of fiscal year 2002 is due primarily to the decreased sales volume and a one-time special charge of $1.0 million in the second quarter of fiscal year 2001. The one-time special charge in the second quarter of fiscal year 2001 was to reduce the carrying cost of CDMA FWT due to poor market conditions. Cost of sales for the first nine months of fiscal year 2002 is 72% of total revenue, compared to 67% of total revenue for the same period last year. The increase in cost of sales as a percentage of total revenue is due to a decline in the absorption of fixed costs resulting from the decrease in total revenue.

General and Administrative Expenses (G&A). G&A for the first nine months of fiscal year 2002 decreased 14%, or $0.6 million, compared to the first nine months of fiscal year 2001. The decrease consists primarily of lower performance bonuses based on reduced profitability.

Other Income. Other income during the first nine months of fiscal year 2002 decreased by $0.2 million compared to the same period of fiscal 2001. The decrease is primarily due to lower interest income, as a result of significant interest rate reductions compared to the rates for the same period last year.

Net Income (Loss). The Company recorded a net loss of ($3.0) million for the first nine months of fiscal year 2002 compared to net income of $12.0 million for the same period of fiscal year 2001. The decrease is primarily the result of the lower sales volume and lower royalty and royalty settlement revenue.

Net Income (Loss) per Common Share. A basic loss per share of ($0.23) for the first nine months of fiscal year 2002 compares to a basic income per share of $0.94 for the same period of fiscal year 2001.

Liquidity and Capital Resources

On June 30, 2002, the Company had $31.6 million in cash and cash equivalents with a working capital surplus of $40.0 million.

The Company used $3.7 million of cash in operations during the first nine months of fiscal year 2002 compared to cash generated of $17.1 million during the same period of fiscal year 2001. This year-over-year increase in cash used in operations resulted primarily from lower volume production and shipments of desktop phones to its large customer in Mexico, which reduced profitability. Volume production and shipments to Mexico occurred throughout fiscal year 2001, were absent during the first quarter of fiscal year 2002 and then resumed at a lower volume during both the second and third quarters of fiscal year 2002.

Cash used in investing activities of $1.9 million during the first nine months of fiscal year 2002 compares to $2.4 million during the same period of fiscal year 2001. Cash used in investing activities during the first nine months of fiscal year 2002 included $0.5 million in net cash advanced against future royalties to a shareholder of the Company (See Note 4 to the Consolidated Financial Statements). By contrast, during the same period last year the Company used $1.0 million in cash to acquire a GPRS software product license (classified as intangible assets). Cash used in other investing activities during the first nine months of fiscal year 2002 also includes $0.8 million of increases in restricted cash related to the revolving line of credit (offset by the same amount of cash from financing activity) and $0.6 million in capital spending for product testing equipment. These compare to $0.7 million and $0.7 million, respectively, for the same investing activities during the first nine months of fiscal year 2001.

Cash provided by financing activities of $0.9 million during the first nine months of fiscal year 2002 compares to $0.9 million during the same period of fiscal year 2001. The fiscal year 2002 amount consists primarily of $0.8 million in proceeds of loans under the terms of the Company's revolving line of credit (offset by the same amount of restricted cash from investing activity) compared to $0.7 million last year. The issuance of common stock in connection with the exercise of employee stock options provided cash of $0.1 million during the first nine months of fiscal year 2002 compared to $0.2 million for the same period last year.

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

In recent months there has been considerable price pressure in the cellular FWT market, particularly for CDMA products, where several CDMA manufacturers are competing for the same business. There also appears to be an excess amount of CDMA product in the distribution channel. The combination of multiple suppliers and excess product in the channel has resulted in a significant decline in CDMA product prices. Consequently, the Company sold all of its last generation CDMA product at a loss during the three months ended December 31, 2001.

The Company's next generation CDMA FWTs will incorporate the 1xRTT standard for high-speed data. The Company expects an improvement in market conditions for CDMA when 1xRTT networks and products become generally available.

The Company expects to improve its position in the Global System for Mobile Communication (GSM) FWT markets with the launch of its PHONECELL(R) SX5 GSM products with General Packet Radio Service (GPRS) in 2002. GPRS in GSM networks allow for the use of high-speed data applications.

Shipments under the Company's agreement with its Mexican customer to supply $67.5 million Desktop Phones dated September 13, 2000, were completed during the fourth quarter of fiscal year 2001. The absence of desktop phone shipments to Mexico during the first quarter of fiscal year 2002 resulted in a significant decline in net product sales. On January 2, 2002, the Mexican customer ordered additional desktop phones under the above agreement and the Company shipped the additional desktop phones to Mexico from February through June 2002. On June 14, 2002, the Company and its Mexican customer extended the above agreement, to include a $24 million order for more desktop phones to be shipped from August through December 2002. In addition, on June 19, 2002, the Company received a letter of intent from its Mexican customer indicating its intent to acquire an additional $18 million in desktop phones after December 2002 provided that there is a demand for such phones in the consumer market in Mexico.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On March 2, 1998, the Company received 300,000 shares of ORA Electronics, Inc. common stock ("ORA stock") in connection with the settlement of patent litigation. ORA stock is traded on Nasdaq's Over The Counter (OTC) system. The Company's holdings in ORA stock are valued at the quoted price on OTC for ORA stock on the date of each balance sheet presented. Since 1998 the Company has reduced its holdings in ORA stock via open market sales and holds 116,500 shares of ORA stock on June 30, 2002. During the third quarter of fiscal year 2002, the Company recognized a loss on the sale of ORA stock of $119,000.

On April 17, 2002, ORA filed a Chapter 11 voluntary petition in U.S. Bankruptcy Court in California. Despite this filing, ORA stock continues to be traded on OTC. However, during the third quarter of fiscal year 2002, the Company reduced the carrying cost of its holdings in ORA stock to the market value as quoted on OTC, and recognized a loss of $169,000.

Pursuant to the settlement with ORA, as amended, the Company received rights to 12,200,000 additional shares of ORA stock (Additional Shares) from ORA on February 1, 2002. On June 25, 2002, the Company agreed to sell its rights to the Additional Shares to an individual investor in exchange for $120,000 (net of legal fees). Upon the closing of this transaction, the Company will release ORA from the terms of the settlement, as amended.

During the third quarter, the Company also released a $148,000 reserve for legal fees for a contingent ORA stock transaction that did not occur.

The combination of the income from the assignment of rights, the release of the legal reserve and the losses recognized on the market value decline of ORA stock have been recorded as other income. The net effect of these transactions was to decrease other income during the third quarter of fiscal year 2002 by $20,000.

The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of June 30, 2002.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On October 5, 2000, the Company filed suit against Vox2, Inc., of Northborough, Massachusetts, which manufactures a cellular interface product named the Vox Link. The Company has alleged infringement of its U.S. Patents: 4,659, 096; 5,715,296; and 5,946,616, and seeks injunction, damages and attorney fees and costs. On January 8, 2002, a Magistrate recommended that Vox2, Inc.'s product not be enjoined. Despite the Company's objection, the court adopted the Magistrate's recommendation. The Company is continuing with the discovery process in its case against Vox2, Inc.

On September 8, 2001, the Company filed a patent infringement lawsuit in Korea for an injunction against LG Electronics on its cellular interface products for CDMA Fixed Wireless Terminals; Models LST-220(F) and 2200(F). On December 4, 2001 the Korean Court denied the Company an injunction on the sale or manufacture of these products because LG Electronics stated it had ceased manufacturing the products as of December 26, 2000. The Company is currently preparing to file a separate cause of action for damages arising out of the sales of the LST-220(F), 230(F), 2200(F) and 2300(F) by LG Electronics.

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

Recent Sales of Unregistered Securities

During the three months ended June 30, 2002, the Company issued 6,278 shares of Common Stock valued at $32,204 to the law of firm of Hamman and Benn for legal services. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

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

    3.5        Amendment No.4 to Certificate                    Filed as
               of Incorporation                                 Exhibit 3.5 to
                                                                Form 10-Q filed
                                                                February 16, 1999

    3.6        By-Laws                                          Filed as
                                                                Exhibit 3.4 to
                                                                the Registration
                                                                Statement

    4.1        Certificate of Designations, Preferences,        Filed as Exhibit 99.2
               and Rights of Series A Convertible Preferred     Form 8-K filed
               Stock                                            April 25, 1997

    4.2        Loan agreement with Wells Fargo Business         Filed as Exhibit 4.5 to
                                                                Form 10-Q filed
                                                                February 14, 2000

    4.3        Stock Purchase Warrant with Wells Fargo          Filed as Exhibit 4.6 to
               Business                                         Form 10-Q filed
                                                                February 14, 2000

    10.1       Employment Agreement with Kenneth E. Millard     Filed as Exhibit
                                                                10.1 to Form 10-Q
                                                                filed August 14, 1996

    10.2       Stock Option Agreement with Kenneth E. Millard   Filed as Exhibit
                                                                10.2 to Form 10-Q
                                                                filed August 14, 1996

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

     10.23           Employment Agreement with Daniel D.           Filed as Exhibit 10.22
                     Giacopelli                                    to Form 10-Q filed
                                                                   February 13, 1998

     10.24           OEM Equipment Purchase Agreement              Filed as Exhibit 10.27
                     for WAFU dated April 30, 1999                 to form 10-Q filed
                                                                   August 13, 1999 (1)

     10.25           Settlement and Release of Claims              Filed as Exhibit 10.25
                     Agreement with Motorola (1)                   to Form 10-Q filed
                                                                   February 14, 2001 (1)

     10.26           Agreement for the Purchase of Telular         Filed as Exhibit 10.1
                     Fixed Telephony Digital Cellular              to Form 8-K filed
                     Telephones dated as of September 13,          September 13, 2000 (1)
                     2000, among Telular Corporation, et.al (1)

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

     10.37               Nonqualified Stock Option Agreement,           Filed as Exhibit 4.19 to
                         dated as of December 3, 1996, by and           Registration Statement on
                         between the Company and John E. Berndt         Form S-8, Registration
                                                                        No. 333-61970 filed
                                                                        May 31, 2001

     10.38               Nonqualified Stock Option Agreement,           Filed as Exibit 10.38 to
                         dated as of July 25, 2001, by and              Form 10-K filed
                         between the Company and Mitchell H. Saranow    December 21, 2001

     10.39               Nonqualified Stock Option Agreement,           Filed as Exibit 10.38 to
                         dated as of August 30, 2001, by and            Form 10-K filed
                         between the Company and Richard D. Haning      December 21, 2001

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

     10.45               Amendment 1 dated June 20, 2002, to the        Filed herewith (1)
                         September 13, 2000 Agreement for the
                         Purchase of Telular  Fixed Telephony
                         Telephony Digital Cellular Telephones
                         among Telular Corporation, et.al. (1)

     99.1                Certification Pursuant to 18 U.S.C. Section    Filed herewith
                         Section 1350 as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Telular Corporation

Date    August 13, 2002                        By: /s/ Kenneth E. Millard
     ---------------------------------            ------------------------------
                                                   Kenneth E. Millard
                                                   President & Chief Executive
                                                    Officer

Date    August 13, 2002                            /s/ Jeffrey L. Herrmann
     ---------------------------------            ------------------------------
                                                   Jeffrey L. Herrmann
                                                   Executive Vice President,
                                                    Chief Operating Officer &
                                                    Chief Financial Officer

Date    August 13, 2002                            /s/ Robert L. Zirk
     ---------------------------------            ------------------------------
                                                   Robert L. Zirk
                                                   Controller & Chief Accounting
                                                    Officer

                                  Exhibit Index

      Number             Description                                         Reference
      ------             -----------                                         ---------
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

     10.23               Employment Agreement with Daniel D.            Filed as Exhibit 10.22
                         Giacopelli                                     to Form 10-Q filed
                                                                        February 13, 1998

     10.24               OEM Equipment Purchase Agreement               Filed as Exhibit 10.27
                         for WAFU dated April 30, 1999                  to form 10-Q filed
                                                                        August 13, 1999 (1)

     10.25               Settlement and Release of Claims               Filed as Exhibit 10.25
                         Agreement with Motorola (1)                    to Form 10-Q filed
                                                                        February 14, 2001 (1)

     10.26               Agreement for the Purchase of Telular          Filed as Exhibit 10.1
                         Fixed Telephony Digital Cellular               to Form 8-K filed
                         Telephones dated as of September 13,           September 13, 2000 (1)
                         2000, among Telular Corporation, et.al. (1)

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

     10.37              Nonqualified Stock Option Agreement,            Filed as Exhibit 4.19 to
                         dated as of December 3, 1996, by and           Registration Statement on
                         between the Company and John E. Berndt         Form S-8, Registration
                                                                        No. 333-61970 filed
                                                                        May 31, 2001

     10.38              Nonqualified Stock Option Agreement,            Filed as Exibit 10.38 to
                         dated as of July 25, 2001, by and              Form 10-K filed
                         between the Company and Mitchell H. Saranow    December 21, 2001

     10.39              Nonqualified Stock Option Agreement,            Filed as Exibit 10.38 to
                         dated as of August 30, 2001, by and            Form 10-K filed
                         between the Company and Richard D. Haning      December 21, 2001

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

     10.45               Amendment 1 dated June 20, 2002, to the        Filed herewith (1)
                         September 13, 2000 Agreement for the
                         Purchase of Telular Fixed Telephony
                         Digital Cellular Telephones amoung
                         Telular Corporation, et. al. (1)

     99.1                Certification Pursuant to 18 U.S.C. Section    Filed herewith
                         Section 1350 as Adopted Pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002

     (1) Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.
     The omitted portions have been replaced by an * enclosed by brackets ([*]).