Form 10-K
period 2002-09-30
TELULAR CORP
filed 2002-12-23
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. |_|

      As of December 6, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $38,128,289* (based upon the closing sales price of such stock as reported by the NASDAQ National Market on such date).

      The number of shares outstanding of the registrant's Common Stock as of December 6, 2002, the latest practicable date, was 12,818,424 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended September 30, 2002 are incorporated by reference in Part III of this Form 10-K.

* Excludes the Common Stock held by Named Executive Officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at December 6, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Background

Telular Corporation (the Company) is in the Cellular Fixed Wireless telecommunications industry. The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to connect standard telecommunications equipment, including standard telephones, fax machines, data modems and alarm panels with wireless communication networks in the cellular and PCS frequency bands (collectively cellular). The Company's business segments are divided between its two principal product lines: PHONECELL(R), a line of cellular Fixed Wireless Terminals and cellular Fixed Wireless Desktop Phones (collectively Fixed Wireless Terminals or
FWTs), and TELGUARD(R), a line of Wireless Security Products. Refer to the financial statement footnotes for financial information about the business segments.

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

Wireless Telecommunications Overview

The majority of the wireline telephones in the world are concentrated in a relatively small number of industrialized countries. While telecommunications infrastructure has been recognized as a critical element for sustained economic growth, many developing nations have telephone systems that are inadequate to sustain essential services. Thus, many developing countries are seeking basic communications solutions that are cost effective and can be deployed rapidly to support economic development programs.

The process of improving and expanding telephone networks using advanced wireless technology in developed and developing countries has created a market for cellular wireless telecommunication equipment such as the Company's FWTs. Mobile cellular systems have changed the way people communicate and have enjoyed phenomenal growth. In many developing countries, Wireless Local Loop represents what is often the fastest growing and most cost-effective way of providing basic telephone service.

The Wireless Local Loop (WLL) market involves FWTs operating on cellular networks built primarily for handheld mobile cellular phone users. FWT sales generally begin developing after a cellular network has been in operation for a few years, when the growth rate in new mobile cellular phone subscribers slows and the mobile operator begins looking for new revenue sources. FWTs are the better choice than handheld mobile cellular phones for the WLL market, because they offer longer talk time, better reception, and can be easily linked to phones, fax machines and computers. Among the benefits for network operators, FWTs generally generate higher average billable airtime and increase demand during "off-peak" times when available system capacity is high.

COMPANY STRATEGY

The Company's strategy is to leverage its sixteen years of experience in the market, internationally accepted products and court-tested patents into a leadership position in the Cellular Fixed Wireless industry. Wireless network operators and their distribution partners are increasingly sharing the Company's vision that cellular systems in both developed and developing countries are well suited for use as basic telephone service networks. The key trends that are fueling the worldwide adoption of WLL programs include the following:

      o     Extensive worldwide coverage of cellular wireless networks.

      o Privatization of telecommunication service in both developed and developing countries.

      o Development and adoption of next generation digital networks that provide greater voice capacity and higher data speeds.

      o Network service providers acceptance of FWTs as fast, cost effective answers to the unfulfilled demand for telecommunications service.

      o Licensing of multiple cellular operators in a given region, which has intensified competition among cellular service providers to capture additional minutes of usage and the potential for a large wireline bypass market.

      o Recent slowdown in growth rates for mobile telephony reflecting approaching market saturation, which encourages network carriers to develop other applications on their networks.

TARGET MARKETS AND PRODUCT APPLICATIONS

The Company's international revenues are derived primarily from the sale of PHONECELL(R) FWTs. Domestic revenues are driven by the sale of both TELGUARD(R) Wireless Security Products and PHONECELL(R) FWTs.

The Company's major target market opportunities can be grouped into the following categories:

o     Wireless Basic Telephone Service/Wireless Local Loop
o     Wireless Security Products
o     Least Cost Routing (LCR)
o     Telemetry/Remote Monitoring
o     Cellular Public Phones
o     Portable Cellular Access
o     Disaster Recovery/Emergency Back-up Services.

Wireless Basic Telephone Service/Wireless Local Loop

Wireless basic telephone service, also referred to as Wireless Local Loop, provides primary telephone service where wireline systems are unavailable, unreliable or uneconomical. Deployed in rural areas of developed nations and in developing nations where there is inadequate wireline infrastructure, PHONECELL(R) FWTs provide the vital "last mile" solution in both urban and rural areas. Rapid deployment on existing cellular telecommunications systems provides the most cost-effective means of primary telephone service.

Wireless Security Products

While most security systems rely on wireline phone service for its primary mode of communication, it has certain vulnerabilities that have created a need for a reliable and cost-effective communications path. Wireline phone service can be rendered inoperative for many reasons, including weather, accidents and intentionally cut lines. TELGUARD(R) products allow a security system to automatically switch to the cellular network in the event of a telephone line failure, allowing alarms to be transmitted. As cellular rates fall and the networks become more reliable, employing cellular as the primary communications path has become a growth driver for this market.

Least Cost Routing

Least Cost Routing is a steadily growing niche market for the Company. PHONECELL(R) FWTs are used in conjunction with PBX and Voice over Internet Protocol (VoIP) systems to provide lower cost telecommunications services. Corporate and enterprise customers are able to effectively manage call flow to and from wireless subscribers, take advantage of favorable tariff rates and reduce their telecommunications costs.

Telemetry/Remote Monitoring

PHONECELL(R) FWTs are being successfully deployed where two-way communications are required to monitor and control remotely deployed equipment. Common applications include pipelines, railroad switches and utility equipment. In many cases wireline service is not available or practical at these sites and the Company's products emulate wireline service for easy connection to wireline telemetry equipment.

Cellular Public Phones

Public Calling Offices are businesses dedicated to providing phone service where people cannot afford a phone, but can afford to make a call. In these businesses the proprietor charges customers for making calls using the Company's products. The Company's FWTs are also sold to payphone suppliers who embed the FWT in pay phone housings for use in the familiar public phone booth. Cellular public phones are also used for temporary deployment at public events to avoid the expense and delay in providing wired payphones.

Portable Cellular Access

The market for wireless dial tone and data services in portable environments includes emergency vehicles, delivery trucks, marine vessels, recreational vehicles, trains and radio/television broadcast trucks. PHONECELL(R) FWTs provide vital voice, fax and data communications capability anywhere there is wireless coverage. This solution is particularly effective because it enables simple connection (via RJ-11) to standard telephone, fax and computer equipment. Unlike typical mobile phones, PHONECELL(R) FWTs can be outfitted with optional higher gain antennas to improve signal strength.

Disaster Recovery and Emergency Back-Up Services

The need for rapidly deployed, reliable communications capability is more important than ever. Whether a wireline network outage is due to natural or man-made disasters, PHONECELL(R) and TELGUARD(R) products provide continued communications capability at the most critical times and in the most critical places. The Company's products are installed in hospitals, schools, financial institutions, airports, emergency response centers, public service centers and utility companies. Emergency response teams use the Company's products to quickly restore vital communications to affected areas.

TECHNOLOGY

Core Technology

The Company's core patented technology is an intelligent interface (the Invention) that permits standard telecommunications equipment to operate on standard cellular and PCS wireless networks. The Company's products containing the Invention provide the capability to bridge wireline customer premises equipment and cellular networks. The Invention provides a standard dial tone, off-hook detection signal and other signals usually provided by the wireline telephone company, through its tip and ring wired local loop connection, which automatically generates a send signal to the cellular transceiver once the user has finished entering the telephone number. The Company has incorporated this core technology into a variety of products and radio standards and continues to develop and exploit derivative products and technologies for customer-specific applications.

Interface Technology

The Company's products contain printed circuit boards and software that incorporate the Invention. In certain cases, the Company licenses its interface technology or patent rights to other companies, for which, in most cases, royalty fees are received. However, most of the Company's revenues have been generated through the sale of finished products.

RESEARCH AND DEVELOPMENT AND PRODUCT LINES

The Company's research and development staff is focused on developing a steady stream of competitive products addressing cellular Fixed Wireless Terminal and Wireless Security market opportunities. Its technological competence encompasses all major cellular air-interface standards, which is reflected in the broadest product line offering in the industry. Additionally, the Company has developed innovative products addressing many market categories such as WLL, Cellular Public Phones, Least Cost Routing systems and Telemetry. The Company's expertise in engineering products to operate reliably in the rigorous environments of developing countries has been recognized as a core design competence. In addition to designing products incorporating the latest in advanced technologies, the research and development staff continually investigates methods by which the Company can improve existing products. The Company outsources engineering services from third parties when specific expertise is required or when additional staff is needed to complete projects.

The Company believes that its future success depends on its ability to continue to meet customers' needs through product innovation, rapid time-to-market with new products, and superior "in market" customer support. The Company works closely with cellular network operators, telecommunications infrastructure suppliers and equipment manufacturers to develop new Cellular Fixed Wireless products for global markets. Current product lines deploy the major worldwide cellular air interface standards: GSM, CDMA, TDMA and AMPS. Initial products based on next generation technologies, GPRS and 1xRTT, were launched in 2002. The Company expects to introduce a number of new PHONECELL(R) and TELGUARD(R) models during fiscal year 2003 that will further secure its position as the industry leader in its market segments. The following details fiscal year 2002 and anticipated fiscal year 2003 product updates by major radio standard:

GSM (Global System for Mobile Communications) - During fiscal year 2002, the Company completed development of its next generation GSM product line, the PHONECELL(R) SX5 that includes General Packet Radio Service (GPRS) offering high-speed packet data capability. PHONECELL(R) SX5 GSM production commenced in October 2002. In fiscal year 2003, the Company plans to add several features to the SX5 GSM/GPRS family, including multi-language support, Public Calling Office
(PCO) features, telemetry support and Over the Air (OTA) capability. In fiscal year 2003, the Company also expects to launch the TELGUARD(R) TG-5. Unlike all previous TELGUARD(R) products, the TG-5 will be a digital product using GSM/GPRS technology.

CDMA (Code Division Multiple Access) - During fiscal year 2002, the Company completed development of its next generation CDMA desktop phone which includes 1xRTT, a service that increases network capacity for network operators and enables high speed packet data applications, such as Internet access and e-mail. In fiscal year 2003, the Company plans to develop SX5 CDMA 1xRTT products, including both a Fixed Wireless Phone and a Fixed Wireless Terminal with features comparable to the SX5 GSM/GPRS family. Once development of these products is complete, the Company plans to no longer distribute private label CDMA products manufactured by other companies, but plans instead to design and distribute its own SX5 CDMA 1xRTT products, which will be manufactured exclusively for the Company.

TDMA (Time Division Multiple Access) - During fiscal year 2002, the Company completed development of a Class 1 (3-Watt) version of its PHONECELL(R) SX4D TDMA Desktop Phone.

AMPS (Advanced Mobile Phone System) - During fiscal year 2002, the Company was able to reduce its cost of the TELGUARD(R) databurst product line by replacing a purchased radio with one manufactured by the Company.

SALES, MARKETING SERVICE AND SUPPORT

International Sales

The international marketplace is characterized by new and repeat sales to mobile cellular operators and their distribution channels throughout the world. The Company has built international sales and marketing teams consisting of industry professionals with experience in Africa, Asia, Europe, Latin America, the Middle East, and the USA. It has regional sales offices in Atlanta, Georgia; Johannesburg, South Africa; London, England; Mexico City, Mexico; Miami, Florida; Singapore; and Vernon Hills, Illinois. Additionally, the Company has strong relationships with distributors and value-added resellers in a number of other markets. The ability to provide on-site customer technical assistance and support has been identified as a key competitive advantage for the Company, and the regional offices are staffed to provide this important service.

Domestic Sales

In the USA, the Company markets PHONECELL(R) and TELGUARD(R) products through its sales groups in Vernon Hills, Illinois and Atlanta, Georgia, respectively. In the USA, the Company is focusing on developing vertical markets and appropriate distribution channels. The Company's TELGUARD(R) line is marketed almost exclusively in the USA. Primary customers are security system installation companies and security system distributors.

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

In 1999, the Company entered into an agreement with Ericsson for the supply and distribution of FWT products incorporating the TDMA digital cellular standard. Under this agreement, the Company benefits from increased sales activity arising from Ericsson's extensive worldwide infrastructure sales organization and relationships with the world's leading telecommunications operators. Ericsson may incorporate the Company's PHONECELL(R) TDMA FWTs into its product portfolio to provide carriers with a complete solution for fixed cellular applications. Ericsson may also promote the sale of the Company's PHONECELL(R) TDMA products in connection with its infrastructure sales activities. Ericsson has provided marketing assistance to the Company in connection with its large shipments to Radiomovil Dipsa (Telcel) in Mexico since 2001. The Company also entered into an agreement with Ericsson involving technical and testing cooperation.

Separately, the Company purchases TDMA digital cellular transceivers for its PHONECELL(R) SX4 TDMA Fixed Wireless Terminals and Desktop Phones from Sony Ericsson Mobile Communications (SEMC), a joint venture formed during 2001 between Ericsson and Sony. SEMC was the Company's largest supplier in both 2002 and 2001.

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

In 2000, Motorola announced the discontinuance of its CDMA fixed wireless products. In 2001, the Company and Motorola agreed to terminate the OEM agreement. Terms of the settlement included payment by Motorola of accelerated royalties of $5 million.

In 1993, the Company entered into an agreement with Motorola, whereby Motorola acquired a significant ownership interest in the Company, agreed to pay the Company royalties on sales of cellular fixed wireless products and obtained the right to representation on the Company's Board of Directors. Motorola, after dilution due to the issuance of additional shares of common stock by the Company, owned approximately 9.4% of the outstanding shares of the Company until August of 2001.

In August 2001, Motorola sold its holdings in the Company to a private investor. Motorola also relinquished its right to representation on the Company's Board of Directors, as well as its right of first refusal on any tender offer for the Company.

During fiscal year 2002, the Company continued to source analog cellular transceivers from Motorola for some of its TELGUARD(R) products. Motorola also continued to pay the Company royalties on sales of its analog cellular fixed wireless products.

MANUFACTURING

Fabrication of the Company's products is accomplished through a combination of in-house assembly and contract manufacturing. Contract manufacturers make and test printed circuit boards for the Company. The final assembly of PHONECELL(R) and TELGUARD(R) products is performed at the Company's facility in Vernon Hills, Illinois, except for the PHONECELL(R) SX4 Desktop Phones and PHONECELL(R) SX5 products, which are assembled by a contract manufacturer in Mexico.

The Company has developed proprietary testing equipment and procedures to conduct comprehensive quality control and quality assurance throughout the manufacturing and assembly process. Quality programs are a high priority at the Company. The Vernon Hills facility is ISO 9001 certified. The Company's quality assurance department works closely with contract manufacturers to ensure compliance to the strict quality standards of the Company.

The Company contracts with a variety of suppliers to buy several critical components of its products, including certain cellular transceivers.

EXECUTIVE OFFICERS

The executive officers of the Company and their ages as of December 1, 2002 are as follows:

Name                              Age       Position
-----------------------------------------------------------------------------------------------------
Kenneth E. Millard                 55       Chairman of the Board, Chief Executive Officer and
                                            President
Daniel D. Giacopelli               44       Executive Vice President and Chief Technology
                                            Officer
Jeffrey L. Herrmann                37       Executive Vice President, Chief Operating Officer,
                                            Chief Financial Officer and Secretary
Daniel C. Wonak                    54       Senior Vice President, Marketing
Matthew M. Kushner                 41       Senior Vice President Sales and Marketing for TELGUARD(R)
                                            Wireless Security Products

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

Jeffrey L. Herrmann has served as Executive Vice President, COO, CFO and Secretary since December 15, 1999. Prior to that he served as Senior Vice President, CFO and Secretary since July 22, 1997. Mr. Herrmann had previously been Corporate Controller of the Company since April 1997. Prior to that Mr. Herrmann held financial management positions with Bell & Howell Company (1994-1997) and R.R. Donnelley & Sons Company (1992-1994). Mr. Herrmann began his career in public accounting in 1987.

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

Matthew M. Kushner has served as Senior Vice President, Sales and Marketing for TELGUARD(R) Wireless Security Products since August 8, 2001. From 1997 to August 2001, Mr. Kushner was Director of National Account Sales for Ademco Group. From 1995 to 1997, he was employed by the Company as Vice President of Sales and Marketing for TELGUARD(R) Wireless Security Products. Prior to that, he served as Vice President of Sales and Marketing for Versus Technology and Base Ten Telecom. Mr. Kushner is an active member in the Security Industry Association
(SIA) and the National Fire Protection Association (NFPA).

EMPLOYEES

The Company has 158 employees, of which 37% are in sales and marketing, 24% in manufacturing, 29% in engineering and product development and 10% in finance and administration. None of the Company's employees are represented by organized labor.

COMPETITION

The Cellular Fixed Wireless industry consists of large domestic and international telecommunications equipment companies, many of which have substantially greater resources than those of the Company, and includes companies such as Nokia, Ericsson and LG Electronics. The Company also competes with a number of smaller companies that have arisen in markets where enforcement of the Company's patent protection is not available or practicable. The Company competes with these companies primarily on the basis of its higher product quality and reliability, state-of-the-art technology and enhanced features, rapid product innovation and customer support. The cellular telecommunications industry is experiencing significant technological change, such as the upgrade of cellular networks to 2.5G and 3G technologies. The rate at which this change occurs and the success of such new technologies may have a material effect on the rate at which the Company expands its business and on its ability to maintain profitability. The Company continues to invest in research and development in order to meet the technological advances in the industry and stay abreast of changes in cellular standards and end-user requirements.

The Company has granted licenses under its patents to others for various uses and applications and continues to pursue such license arrangements. It faces competition from those licensees, their sublicensees or their customers.

The Company believes its advantages over the competition include:

Better focus/commitment - In the WLL market, the Company's only business is cellular FWTs. Typically, the largest competitors sell FWTs in support of their primary focus--their network infrastructure business.

More experience - The Company has been in the FWT business for 16 years and the Wireless Security Products business for 11 years and has deployed its units in more than 130 countries worldwide, which reflects in the quality and reliability of its products.

Broader product line - The Company offers products that operate on the world's major cellular air-interface standards and has developed products for 2.5G networks. The company offers both terminal type and phone-type products.

Service and support - The Company provides customers with comprehensive product service and support. The Company provides on-site technical and application support through its regional sales and support offices backed up by field support engineers dispatched from its Hauppauge, New York and Vernon Hills, Illinois offices.

Although the Company's participation in the Wireless Security Products industry has been focused on the North American market, the new GSM TELGUARD(R) TG-5 product is expected to aid the Company in opening up global security products markets. The competitive environment in this segment is dominated by a few major equipment suppliers, who have leveraged proprietary systems to maintain their market share. Some of these suppliers have vertically integrated up the distribution chain to include ownership of distribution channels as well. As a result, the pace of technological change to date in the industry has lagged that of the telecommunications sector generally. Products in this market have historically been based on analog technology. Because demand for analog service in the US is predicted to decline over time, Telular and its competitors are developing products based on digital technology.

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

Principal Patent

The patent for the Company's system for interfacing a standard telephone set with a radio transceiver, US Patent No. 4,658,096 (the 096 Patent), was issued by the US Patent Office on April 14, 1987 and expires on September 18, 2004. The 096 Patent has been filed in 14 countries.

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

Continuation Patents

In 1988 and 1990, the Company obtained two patents (US Patent Nos. 4,775,997 and 4,922,517, respectively), each of which is a continuation and broadening of the 096 Patent. These continuation patents expire on the same date as the 096 Patent. Also in 1988, the Company obtained a continuation-in-part of the 096 Patent, under US Patent No. 4,737,975. Among other things, this patent allows the interface to be programmed in the field to recognize variations in telephone systems from country to country.

Other Patents

The Company has been granted several additional patents for self-diagnostics systems, payphones and answer supervision both in the USA and abroad. In 1995 and 1997, the Company was granted three US patents relating to self-diagnostic systems for cellular transceiver systems for both local and remote reporting. (US Patent Nos: 5,469,494; 5,859,894 and 5,966,428). These patents cover a system for providing diagnostics reporting of a fixed wireless terminal initiated either at the terminal or remotely by the cellular provider. Also in 1999, the Company was granted US Patent No. 5,946,616 entitled "Concurrent Wireless/Landline Interface Apparatus and Method" which allows the easy adaptation of an unused telephone line as a cellular line for use throughout the wired facility. On March 7, 2000, US Patent No. 6,035,220 was granted to the Company entitled "Method of Determining End-of-Dialing for Cellular Interface Coupling a Standard Telephone to the Cellular Network."

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

Ericsson Radio Systems AB  (See Ericsson Relationship)

Andrew Corporation         (limited non-exclusive field of use and limited
                           geographic license)

Axesstel, Inc.             (See Axesstel Relationship)

Trademarks and Other Proprietary Information

The Company has eight registered trademarks, which are: Telular (block), TELULAR plus design, CELJACK, PCSone, Hexagon Logo, PHONECELL and TELGUARD. In addition, the Company has 4 registered Mexican trademarks covering the names and logos used for some of its products. The Company has 69 other foreign trademark registrations and 1 other foreign trademark applications.

ITEM 2. PROPERTIES

The Company leases, pursuant to a renewable ten-year lease that began January 1, 1997, 72,000 square feet for its corporate headquarters in Vernon Hills, Illinois. In addition to serving as corporate headquarters, the facility houses manufacturing, sales, marketing, finance and administrative functions. The Company leases, pursuant to a renewable five-year lease that began October 10, 1997, 20,000 square feet of space for its engineering center in Hauppauge, New York. The Company leases space for its international sales offices in London, England; Miami, Florida and Singapore. The Company leases space to house its TELGUARD(R) sales force and operations in Atlanta, Georgia.

ITEM 3. LEGAL PROCEEDINGS

On October 5, 2000, the Company filed suit against Vox2, Inc., of Northborough, Massachusetts, which manufactures a cellular interface product named the Vox Link. The Company has alleged infringement of its US Patents: 4,659,096; 5,715,296; and 5,946,616, and seeks injunction, damages and attorney fees and costs. On January 8, 2002, a Magistrate recommended that Vox2, Inc.'s product not be enjoined. Despite the Company's objection, the court adopted the Magistrate's recommendation. The Company has filed for reconsideration of that decision. The attorneys for Vox2 have withdrawn their appearances. Because Vox2 has not identified new attorneys, the Company has filed a motion for default judgement. The court is currently considering this motion.

On September 8, 2001, the Company filed a patent infringement lawsuit in Korea for an injunction against LG Electronics on its cellular interface products for CDMA Fixed Wireless Terminals; Models LST-220 (F) and 2200 (F). On December 4, 2001 the Korean Court denied the Company an injunction on the sale or manufacture of these products because LG Electronics stated it had ceased manufacturing the products as of December 26, 2000. On September 18, 2002, the Company filed a separate cause of action for damages arising out of the sales of the LST-220 (F), 230 (F) and 2200 (F) by LG Electronics.

The Company is involved in the above and other legal proceedings, which arose in the ordinary course of its business. While any litigation contains an element of uncertainty, based upon the opinion of the Company's counsel, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on the Company's consolidated results of operation or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

The Company's Common Stock trades publicly on the NASDAQ National Market System under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 2002, 2001 and 2000, as reported by NASDAQ. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                    QUARTER ENDED DURING FISCAL YEAR 2002
                                    -------------------------------------
                          December 31         March 31         June 30       September 30
                          -----------         --------         -------       ------------
High                            $9.66            $9.49           $7.82              $4.00
Low                             $4.50            $5.92           $2.52              $2.30

                                    QUARTER ENDED DURING FISCAL YEAR 2001
                                    -------------------------------------
                          December 31         March 31         June 30       September 30
                          -----------         --------         -------       ------------
High                           $12.38           $10.81          $12.15             $10.17
Low                             $4.00            $5.63           $8.00              $4.68

                                    QUARTER ENDED DURING FISCAL YEAR 2000
                                    -------------------------------------
                          December 31         March 31         June 30       September 30
                          -----------         --------         -------       ------------
High                           $22.25           $32.00         $15.00              $21.50
Low                             $1.00            $9.63          $5.38              $10.75

On December 6, 2002, there were approximately 341 shareholders of record, approximately 8,400 beneficial shareholders and 12,818,424 shares of Common Stock outstanding. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended September 30, 2002, the Company issued 26,099 shares of Common Stock to the law firm of Hamman and Benn in lieu of cash payments of $129,987 for legal services.

Each of the forgoing issuances of the Company's Common Stock did not involve a public offering of securities, and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The following table is a summary of certain condensed statement of operations and balance sheet information of the Company. The table sets forth-selected historical financial data of the Company for the years ended September 30, 2002, 2001, 2000, 1999 and 1998. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing elsewhere in this report.

                                                             Year ended September 30,
                                             -------------------------------------------------------
                                                        (In thousands, except share data)

                                               2002        2001       2000        1999        1998
                                             -------------------------------------------------------
Statement of operations data:
Net product sales                            $ 58,407    $ 95,708   $ 37,650    $ 36,375    $ 39,370
Net royalty and royalty settlement revenue        268       5,442      2,703       1,948       1,652
                                             -------------------------------------------------------
Total revenue                                  58,675     101,150     40,353      38,323      41,022
   Cost of sales                               42,196      68,724     29,463      30,392      30,571
                                             -------------------------------------------------------
                                               16,479      32,426     10,890       7,931      10,451
Operating expenses                             19,374      20,000     17,380      18,695      21,283
                                             -------------------------------------------------------
Income (loss) from operations                  (2,895)     12,426     (6,490)    (10,764)    (10,832)
Net other income (expense)                       (114)        450        584         182         428
                                             -------------------------------------------------------
Net income (loss)                              (3,009)     12,876     (5,906)    (10,582)    (10,404)
Less-cumulative dividend on redeemable
   preferred stock                                 --          --        (29)       (805)       (895)
                                             -------------------------------------------------------
Income (loss) applicable to common shares    $ (3,009)   $ 12,876   $ (5,935)   $(11,387)   $(11,299)
Basic income (loss) per common share         $  (0.23)   $   1.01   $  (0.49)   $  (1.27)   $  (1.36)
Diluted income (loss) per common share       $  (0.23)   $   0.99   $  (0.49)   $  (1.27)   $  (1.36)

As of September 30                             2002        2001       2000        1999        1998
                                             -------------------------------------------------------
Balance sheet data:
Working capital                              $ 40,186    $ 41,752   $ 28,171    $ 19,117    $ 28,193
Total assets                                   61,825      62,169     44,586      35,328      48,812
Long term debt, including current
   maturities (1)                               3,789       3,000      1,900          --          --
Stockholders' equity                           46,747      48,999     35,679      14,991      20,682

(1) The Company has 100% of its long term debt collaterized with restricted cash and therefore has no net debt as of September 30, 2002, 2001 and 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The Company designs, develops, manufactures and markets products based on its proprietary interface technologies, which provide the capability to connect standard telecommunications equipment including standard telephones, fax machines, data modems and alarm panels with wireless communication networks in the cellular and PCS frequency bands (collectively cellular). Applications of the Company's technology include Wireless Local Loop, a primary access service where wireline systems are unavailable, unreliable or uneconomical. The Company's business segments are divided between its two principal product lines:
PHONECELL(R), a line of cellular Fixed Wireless Terminals and cellular Fixed Wireless Desktop Phones (collectively Fixed Wireless Terminals or FWTs), and TELGUARD(R), a line of Wireless Security Products.

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

Wireless Local Loop (WLL), which is the core of the Company's prospects for the PHONECELL(R) business in developing countries, involves FWTs operating on cellular networks built primarily for handheld cellular phone users. FWT sales generally begin developing after a cellular network has been in operation for a few years, when the growth rate in new mobile cellular phone subscribers slows and the mobile operator begins looking for new revenue sources. FWTs are the better choice than handheld cellular phones for the WLL market, because they offer longer talk time, better reception, and can be easily linked to phones, fax machines and computers. Among the benefits for network operators, FWTs generally generate higher average billable airtime and increase demand during "off-peak" times when available system capacity is high.

The Company's strategy is to leverage its 16 years of experience in the market, internationally accepted products and court-tested patents into a leadership position in the Cellular Fixed Wireless industry. Wireless network operators and their distribution partners are increasingly sharing the Company's vision that cellular systems in both developed and developing countries are well suited for use as basic telephone service networks. The Company sees a significant opportunity for growth in developed countries with the advent of high-speed wireless data services.

The Company's research and development staff is focused on developing a steady stream of competitive products addressing cellular Fixed Wireless Terminal and Wireless Security market opportunities. Its technological competence encompasses all major cellular air-interface standards, which is reflected in the broadest product line offering in the industry. Additionally, the Company has developed innovative products addressing many market categories such as WLL, Cellular Public Phones, Least Cost Routing systems and Telemetry. The research and development staff continually investigates methods by which the Company can improve existing products.

The Company believes that its future success depends on its ability to continue to meet customers' needs through product innovation, rapid time-to-market with new products, and superior "in market" customer support. Current product lines deploy the major worldwide cellular air interface standards: GSM, CDMA, TDMA and AMPS. Initial products based on next generation technologies, GPRS and 1xRTT, were launched in 2002. The Company expects to introduce a number of new PHONECELL(R) and TELGUARD(R) models during fiscal year 2003 that will further secure its position as the industry leader in its market segments. The following details fiscal year 2002 and anticipated fiscal year 2003 product updates by major radio standard:

GSM (Global System for Mobile Communications) - During fiscal year 2002, the Company completed development of its next generation GSM product line, the PHONECELL(R) SX5 that includes General Packet Radio Service (GPRS) offering high-speed packet data capability. PHONECELL(R) SX5 GSM production commenced in October 2002. In fiscal year 2003, the Company plans to add several features to the SX5 GSM/GPRS family, including multi-language support, Public Calling Office
(PCO) features, telemetry support and Over the Air (OTA) capability. In fiscal year 2003, the Company also expects to launch the TELGUARD(R) TG-5. Unlike all previous TELGUARD(R) products, the TG-5 will be a digital product using GSM/GPRS technology.

CDMA (Code Division Multiple Access) - During fiscal year 2002, the Company completed development of its next generation CDMA desktop phone which includes 1xRTT, a service that increases network capacity for network operators and enables high speed packet data applications, such as Internet access and e-mail. In fiscal year 2003, the Company plans to develop SX5 CDMA 1xRTT products, including both a Fixed Wireless Phone and a Fixed Wireless Terminal with features comparable to the SX5 GSM/GPRS family. Once development of these products is complete, the Company plans no longer to distribute private label CDMA products manufactured by other companies, but plans instead to design and distribute its own SX5 CDMA 1xRTT products, which will be manufactured exclusively for the Company.

TDMA (Time Division Multiple Access) - During fiscal year 2002, the Company completed development of a Class 1 (3-Watt) version of its PHONECELL(R) SX4D TDMA Desktop Phone.

AMPS (Advanced Mobile Phone System) - During fiscal year 2002, the Company was able to reduce its cost of the TELGUARD(R) databurst product line by replacing a purchased radio with one manufactured by the Company.

Fabrication of the Company's products is accomplished through a combination of in-house assembly and contract manufacturing. Contract manufacturers make and test printed circuit boards for the Company. The final assembly of PHONECELL(R) and TELGUARD(R) products is performed at the Company's facility in Vernon Hills, Illinois, except for the PHONECELL(R) SX4 Desktop Phones and PHONECELL(R) SX5 products, which are assembled by a contract manufacturer in Mexico.

The Cellular Fixed Wireless industry consists of large domestic and international telecommunications equipment companies, many of which have substantially greater resources than those of the Company, and includes companies such as Nokia, Ericsson and LG Electronics. The Company also competes with a number of smaller companies that have arisen in markets where enforcement of the Company's patent protection is not available or practicable. The Company competes with these companies primarily on the basis of its higher product quality and reliability, state-of-the-art technology and enhanced features, rapid product innovation and customer support.

Although the Company's participation in the Wireless Security Products industry has been focused on the North American market, the new GSM TELGUARD(R) TG-5 product is expected to aid the Company in opening up global security products markets. The competitive environment has been previously dominated by a few major equipment suppliers, who have leveraged proprietary systems to maintain their market share. The Company has adopted an "innovator" role, and has competed successfully by introducing innovative new wireless technology into the marketplace.

With respect to its interface technology, the Company currently has 14 issued patents and 7 pending patent applications in the United States, as well as 50 foreign patents and 14 pending foreign patent applications. The Company has successfully defended its patents in court.

RESULTS OF OPERATIONS

Fiscal Year 2002 Compared to Fiscal Year 2001

Net Product Sales. Net product sales of $58.4 million for the fiscal year ended September 30, 2002 decreased 39% from $95.7 million for the fiscal year ended September 30, 2001. Sales of PHONECELL(R) products decreased 46% from $84.8 million during the fiscal year 2001 to $46.0 million for fiscal year 2002. The decrease is primarily the result of lower shipments of desktop phones to Mexico under the Company's supply agreement with Radiomovil Dipsa (Telcel). The sale of TELGUARD(R) products increased approximately 14% from $10.9 million during fiscal year 2001 to $12.4 million during fiscal year 2002.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue decreased 95% from $5.4 million during fiscal year 2001 to $0.3 million during fiscal year 2002. The fiscal year 2001 amount includes $5.0 million in royalty settlement revenue related to the termination of an OEM agreement with Motorola.

Cost of Sales. Cost of sales decreased from $68.7 million for fiscal year 2001 to $42.2 million for fiscal year 2002. The decrease is principally due to the lower sales volume and a special charge of $1.0 million taken in fiscal year 2001. This special charge was to reduce the carrying cost of CDMA FWT inventory due to technological change to the next generation of CDMA products. Cost of sales is 72% of total revenue for fiscal year 2002 compared to 68% for fiscal year 2001. The increase in cost of sales as a percentage of total revenue is due primarily to the $5.0 million royalty settlement received in fiscal year 2001 related to the termination of an OEM agreement with Motorola.

Engineering and Development Expenses. Engineering and development expenses of $6.1 million for fiscal year 2002 decreased approximately 4% or $0.3 million compared to fiscal year 2001. The decrease consists primarily of lower performance bonuses as a result of reduced profitability. The engineering and development expenses are 10% of total revenue for fiscal year 2002 compared to 6% for fiscal year 2001 due primarily to lower sales volume.

Selling and Marketing Expenses. Selling and marketing expenses of $8.4 million for fiscal year 2002 increased 7%, or $0.5 million from fiscal year 2001. The increase resulted from higher spending to promote the Company's new PHONECELL(R) SX5 GSM products, primarily by adding additional human resources in the Europe, Middle East and Africa regions. Selling and marketing expenses are 14% of total revenue for fiscal year 2002 compared to 8% for fiscal year 2001 due primarily to lower sales volume.

General and Administrative Expenses (G&A). G&A for fiscal year 2002 decreased 14% to $4.3 million from $5.0 million for fiscal year 2001. The decrease consists primarily of lower performance bonuses as a result of reduced profitability. G&A expenses are 7% of total revenue for fiscal year 2002 compared to 5% for fiscal year 2001.

Provision for Doubtful Accounts. Provision for doubtful accounts decreased 76% or $0.1 million for fiscal year 2002 compared to fiscal year 2001. The decrease was the result of a $0.1 million provision recorded in fiscal year 2001 due to the bankruptcy of a TELGUARD(R) customer in the USA.

Amortization. Amortization expense decreased 22% or $0.1 million during fiscal year 2002 compared to fiscal year 2001. The decrease consists of the combination of lower amortization of goodwill due to the adoption of a new accounting standard (Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets") offset by a full year of amortization of an intangible asset acquired in fiscal year 2001.

Other Income (Expense). Other income (expense) for fiscal year 2002 decreased by $0.6 million compared to fiscal year 2001. The decrease consists primarily of lower interest income on cash balances as a result of lower interest rates.

Income Taxes. See Note 7 of the Consolidated Financial Statements.

Net Income (Loss). The Company recorded a net loss of $3.0 million or $0.23 per share for fiscal year 2002 compared to a net income of $12.9 million or $1.01 per share for fiscal year 2001. The decrease is primarily the result of lower sales volume and reduced royalty settlement revenue.

Fiscal Year 2001 Compared to Fiscal Year 2000

Net Product Sales. Net product sales of $95.7 million for the fiscal year ended September 30, 2001 increased 154% from $37.7 million for the fiscal year ended September 30, 2000. Sales of PHONECELL(R) products increased 213% from $27.1 million during the fiscal year 2000 to $84.8 million for fiscal year 2001. The increase resulted primarily from the shipment of Desktop Phones to Mexico in connection with the Company's supply agreement with Telcel during the current year. The sale of TELGUARD(R) products increased approximately 3% from $10.6 million during fiscal year 2000 to $10.9 million during fiscal year 2001.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue increased 101% from $2.7 million during fiscal year 2000 to $5.4 million during fiscal year 2001. The fiscal year 2001 amount includes $5.0 million in royalty settlement revenue related to the termination of the OEM agreement with Motorola. The fiscal year 2000 amount includes $1.5 million of royalty revenue from Motorola and $1.0 million for the royalty from Andrew Corporation.

Cost of Sales. Cost of sales increased from $29.5 million for fiscal year 2000 to $68.7 million for fiscal year 2001. The increase is primarily the result of the added sales volume. Cost of sales is 68% of total revenue for fiscal year 2001 compared to 73% for fiscal year 2000. The decrease in cost of sales as a percentage of total revenue is due primarily to an improvement in the absorption of fixed costs and increased royalty and royalty settlement revenue.

Engineering and Development Expenses. Engineering and development expenses of $6.4 million for fiscal year 2001 increased approximately 23% or $1.2 million compared to fiscal year 2000. The increase is primarily the result of added labor costs for the development of the next generation of PHONECELL(R) SX5 GSM fixed wireless terminals, including 1900 MHz models and models with General Packet Radio Service (GPRS) and additional TELGUARD(R) products. The engineering and development expenses are 6% of total revenue for fiscal year 2001 compared to 13% for fiscal year 2000.

Selling and Marketing Expenses. Selling and marketing expenses of $7.8 million for fiscal year 2001 increased 4%, or $0.3 million from fiscal year 2000. The increase is primarily the result of higher commission expenses due to the larger volume of product shipments. Selling and marketing expenses are 8% of total revenue for fiscal year 2001 compared to 19% for fiscal year 2000.

General and Administrative Expenses (G&A). G&A for fiscal year 2001 increased 22% to $5.0 million from $4.1 million for fiscal year 2000. The increase consists primarily of legal fees associated with ongoing claims of infringement on the Company's patents in Korea and the USA and performance bonuses based on profitability. G&A expenses are 5.0% of total revenue for fiscal year 2001 compared to 10% for fiscal year 2000.

Provision for Doubtful Accounts. Provision for doubtful accounts increased 300%, or $0.1 million during fiscal year 2001 compared to fiscal year 2000. The increase was the result of the bankruptcy of a TELGUARD(R) customer in the USA.

Amortization. Amortization expense increased $0.1 million during fiscal year 2001 compared to fiscal year 2000. The increase is due to the addition of certain intangible assets during fiscal year 2001, which will be amortized over a life of two years.

Other Income. Other income for fiscal year 2001 decreased by $0.1 million compared to fiscal year 2000. The decrease is primarily the result of increased interest expense on the revolving line of credit.

Income Tax. See Note 7 of the Consolidated Financial Statements.

Net Income (Loss). The Company recorded a net income of $12.9 million for fiscal year 2001 compared to a net loss of $5.9 million for fiscal year 2000. The increase is primarily the result of higher sales volume.

Net Income (Loss) Applicable to Common Shares. After giving effect to the cumulative preferred stock dividend, net income applicable to common shares of $12.9 million or $1.01 per share for fiscal year 2001 compares to a net loss of $5.9 million or $0.49 per share for fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2002, the Company had $33.8 million in cash and cash equivalents and working capital of $40.2 million. During fiscal year 2002, cash and cash equivalents decreased $2.6 million, compared to an increase in cash and cash equivalents of $15.9 million during fiscal year 2001.

The Company used $1.2 million of cash from operating activities during fiscal year 2002 compared to generating $17.8 million in cash for fiscal year 2001. The cash used in operating activities is primarily the result of reduced profitability caused by lower sales volume. Working capital changes, consisting primarily of increases in accounts receivable and accounts payable and decreases in inventories, used $0.8 million of cash from operating activities. These changes are the result of volume purchases and sales and favorable payment terms with both vendors and customers.

Cash used in investing activities of $2.2 million for fiscal year 2002 compares to $3.0 million for fiscal year 2001. The investing activities for both periods include capital spending of $0.9 million for product testing equipment. Increases in restricted cash related to the revolving line of credit of $0.8 million for fiscal year 2002 compares to $1.1 million for fiscal year 2001. The investing activities for fiscal year 2002 also include $0.5 million in net cash advanced to a shareholder of the company against future royalties due to that shareholder (See Note 6 to the Consolidated Financial Statements). The investing activities for fiscal year 2001 include $1.0 million for the acquisition of a GPRS software product license.

Financing activities generated cash of $0.9 million during fiscal year 2002 compared to $1.0 million for fiscal year 2001. Both fiscal years 2002 and 2001 consist primarily of the proceeds from borrowings under the revolving line of credit.

The Company expects to maintain significant levels of cash reserves, which are required to undertake major product development initiatives, expand marketing and sales development worldwide, repurchase up to 1,000,000 shares of the Company's Common Stock and qualify for large sales opportunities.

The Company generally requires its foreign customers to prepay, obtain letters of credit or to qualify for export credit insurance underwritten by third party credit insurance companies prior to making international shipments. Also, to mitigate the effects of currency fluctuations on the Company's results of operations, the Company conducts all of its international transactions in US dollars.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are several of the more critical accounting policies that currently affect the presentation of the Company's financial condition and results of operations.

Inventories

The Company values inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At September 30, 2002 and 2001, the inventory reserves were $0.5 million and $0.9 million, respectively. Changes in strategic direction, such as discontinuance of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Impairment

The Company periodically evaluates the fair value and recoverability of the goodwill (See Note 2 to the Consolidated Financial Statements) of each of its business segments whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In analyzing fair value and recoverability, the Company makes projections regarding future cash flows. These projections are based on assumptions and estimates of growth rates for the related business segment, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. The Company also considers the volatility of its stock price and a potential control premium which would most likely be realized in an equity event. An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount.

OUTLOOK

The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

Based upon observed trends, the Company believes that the market for cellular FWTs will experience substantial growth over the next five years. The Company has identified significant growth opportunities in Africa, Brazil, China, Europe, India, Mexico, Venezuela and the USA. Each of these markets will develop at a different pace, and the sales cycle for these regions are likely to be several months or quarters. Further, economic conditions play an important role in the timing of market development for the Company's products. In connection with the present global economic slowdown, the Company's prospects for continued growth have been accordingly reduced in the near term. However, as economic conditions improve, the Company is well positioned with a wide range of products to capitalize on these market opportunities.

Over the last two years, there has been considerable price pressure in the cellular FWT market, particularly for CDMA products. Most CDMA products are manufactured in Korea, where several manufacturers are competing for the same business. There appears to be a glut of CDMA products, which has resulted in very low prices. The Company expects this trend to continue until next generation 1xRTT CDMA networks and products become generally available.

The Company expects to improve its position in the GSM FWT markets with the launch of its PHONECELL(R) SX5 GSM products with GPRS in 2003. GPRS in GSM networks also allow for the use of high-speed data applications.

The Company expects the market for cellular FWTs to be favorably impacted by 1xRTT and GPRS once these services become generally available, especially in developed countries.

Shipments under the Company's agreement with Telcel to supply $67.5 million Desktop Phones dated September 13, 2000, were completed during the fourth quarter of fiscal year 2001. The absence of desktop phone shipments to Mexico during the first quarter of fiscal year 2002 resulted in a significant decline in net product sales. On January 2, 2002, Telcel ordered additional desktop phones under the above agreement and the Company shipped the additional desktop phones to Mexico from February through June 2002. On June 14, 2002, Telcel extended the above agreement, to include a $24 million order (subsequently increased to $31 million) for more desktop phones to be shipped from August through January 2003. In addition, on June 19, 2002, the Company received a letter of intent from Telcel indicating its intent to acquire an additional $18 million in desktop phones after December 2002 provided that there is a demand for such phones in the consumer market in Mexico.

FORWARD LOOKING INFORMATION

Please be advised that some of the information in this filing presents the Company's intentions, beliefs, judgments and expectations of the future and are forward-looking statements. It is important to note that the Company's actual results could differ materially from these forward looking statements. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to this filing, include the risk that technological change will render the Company's technology obsolete, ability to protect intellectual property rights in its products, unfavorable economic conditions could lead to lower product sales, the risk of litigation, the Company's ability to develop new products, the Company's dependence on suppliers and contractors, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, dilution of ownership to stockholders resulting from financing activities, volatility of Common Stock price, intense industry competition including competition from its licensees and new market entrants with cellular phone docking station products and the uncertainty in the development of wireless service generally.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company frequently invests available cash and cash equivalents in short term instruments such as: certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of September 30, 2002.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. For international sales, the Company generally receives either payment prior to shipment or irrevocable letters of credit that are confirmed by US banks to reduce its credit risk. Further, the Company purchases credit insurance for all significant open accounts outside of the United States. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.    The following financial statements are included in this document.

Report of Independent Auditors ............................................   21
Consolidated Balance Sheets as of September 30, 2002 and 2001 .............   22
Consolidated Statements of Operations for the years ended
September 30, 2002, 2001 and 2000 .........................................   23
Consolidated Statements of Stockholders' Equity for the years ended
September 30, 2002, 2001 and 2000 .........................................   24
Consolidated Statements of Cash Flows for the years ended
September 30, 2002, 2001 and 2000 .........................................   25
Notes to Consolidated Financial Statements ................................   26

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Telular Corporation


We have audited the accompanying consolidated balance sheets of Telular Corporation as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule at Item 15(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective on October 1, 2001, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets.

                                                           /s/ Ernst & Young LLP

Chicago, Illinois

October 25, 2002, except for Note 18,
As to which the date is November 27, 2002

                               Telular Corporation
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                                  September 30
                                                                               2002         2001
                                                                            ----------------------
Assets
Current assets:
   Cash and cash equivalents                                                $  33,812    $  36,385
   Restricted cash                                                              3,789           --
   Short term investment                                                           --           15
   Trade accounts receivable, less allowance for doubtful accounts of
      $104 and $210 at September 30, 2002 and 2001, respectively                9,613        5,151
   Inventories, net                                                             7,192       10,008
   Prepaid expenses and other current assets                                      859          363
                                                                            ----------------------
Total current assets                                                           55,265       51,922
Restricted cash                                                                    --        3,000
Property and equipment, net                                                     3,328        3,743
Other assets:
   Excess of cost over fair value of net assets acquired, less accumulated amortization of $2,342 at September 30, 2002
      and 2001                                                                  2,554        2,554
   Other intangible assets, less accumulated amortization of
      $625 and $125 at September 30, 2002 and 2001, respectively                  375          875
   Deposits and other                                                             303           75
                                                                            ----------------------
Total other assets                                                              3,232        3,504
                                                                            ----------------------
Total assets                                                                $  61,825    $  62,169
                                                                            ======================

Liabilities and stockholders' equity
Current liabilities:
   Trade accounts payable                                                   $   9,531    $   8,470
   Accrued liabilities                                                          1,758        1,700
   Current portion of revolving line of credit                                  3,789           --
                                                                            ----------------------
Total current liabilities                                                      15,078       10,170
Long term revolving line of credit                                                 --        3,000
Commitments and contingencies                                                      --           --
                                                                            ----------------------
Total liabilities                                                              15,078       13,170
                                                                            ----------------------

Stockholders' equity:
   Common stock, $.01 par value; 75,000,000 shares authorized; 12,882,866 and 12,810,998 outstanding, at September 30, 2002 and 2001,
     respectively                                                                 129          129
   Additional paid-in capital                                                 149,531      149,071
   Deficit                                                                   (102,913)     (99,904)
   Accumulated other comprehensive loss                                            --         (297)
                                                                            ----------------------
Total stockholders' equity                                                     46,747       48,999
                                                                            ----------------------
Total liabilities and stockholders' equity                                  $  61,825    $  62,169
                                                                            ======================

See accompanying notes.

                               Telular Corporation
                      Consolidated Statements of Operations
                        (In Thousands, Except Share Data)

                                                                  Year ended September 30
                                                              2002           2001           2000
                                                          -----------------------------------------
Revenue
  Net product sales                                       $    58,407    $    95,708    $    37,650
  Royalty and royalty settlement revenue                          268          5,442          2,703
                                                          -----------------------------------------
    Total revenue                                              58,675        101,150         40,353
Cost of sales                                                  42,196         68,724         29,463
                                                          -----------------------------------------
                                                               16,479         32,426         10,890
Operating Expenses
  Engineering and development                                   6,111          6,374          5,162
  Selling and marketing                                         8,394          7,845          7,546
  General and administrative                                    4,342          5,025          4,119
  Provision for doubtful accounts                                  27            112             28
  Amortization                                                    500            644            525
                                                          -----------------------------------------
Income (loss) from operations                                  (2,895)        12,426         (6,490)

Other income (expense)
   Interest income                                                754          1,578            983
   Interest expense                                              (183)          (246)          (151)
   Other                                                         (685)          (882)          (248)
                                                          -----------------------------------------
                                                                 (114)           450            584
                                                          -----------------------------------------

Net income (loss)                                              (3,009)        12,876         (5,906)
Less: Cumulative dividend on redeemable preferred stock            --             --            (29)
                                                          -----------------------------------------
Income (loss) applicable to common shares                 $    (3,009)   $    12,876    $    (5,935)
                                                          =========================================

Basic earnings (loss) per common share                    $     (0.23)   $      1.01    $     (0.49)
                                                          =========================================

Diluted earnings (loss) per common share                  $     (0.23)   $      0.99    $     (0.49)
                                                          =========================================

Weighted-average number of common shares outstanding:
      Basic                                                12,858,682     12,748,677     12,183,022
                                                          =========================================
      Diluted                                              12,858,682     12,961,507     12,183,022
                                                          =========================================

See accompanying notes.

                               Telular Corporation
                 Consolidated Statements of Stockholders' Equity
                                 (In Thousands)

                                                                                         Accumulated
                                                            Additional                       Other                        Total
                                               Common         Paid-in                    Comprehensive    Treasury     Stockholders'
                                                Stock         Capital        Deficit     Income (Loss)      Stock         Equity
                                              --------------------------------------------------------------------------------------
Balance at September 30, 1999                 $     97       $123,730       $(106,845)     $   (384)      $ (1,607)      $ 14,991
                                              --------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss for the year ended
   September 30, 2000                               --             --         (5,906)            --             --         (5,906)
   Unrealized gain on investment                    --             --             --             89             --             89
                                                                                                                         --------
Comprehensive loss                                                                                                         (5,817)
Common stock and warrants issued in
   private placement                                 4          9,629             --             --             --          9,633
Stock options exercised                              5          1,740             --             --          1,607          3,352
Conversion of redeemable preferred stock
   to common stock                                  21         13,065             --             --             --         13,086
Deferred compensation related to stock
   options                                          --            140             --             --             --            140
Dividends on redeemable preferred stock             --             --            (29)            --             --            (29)
Stock and warrants issued for services
   and compensation                                 --            323             --             --             --            323
                                              --------------------------------------------------------------------------------------
Balance at September 30, 2000                 $    127       $148,627       $(112,780)     $   (295)      $     --       $ 35,679
                                              --------------------------------------------------------------------------------------
Comprehensive income:
   Net income for the year ended
   September 30, 2001                               --             --         12,876             --             --         12,876
   Unrealized loss on investment                    --             --             --             (2)            --             (2)
                                                                                                                         --------
Comprehensive income                                                                                                       12,874
Deferred compensation related to stock
   options                                          --            140             --             --             --            140
Stock options exercised                              1            223             --             --             --            224
Stock issued for services and
   compensation                                      1            370             --             --             --            371
Other                                               --           (289)            --             --             --           (289)
                                              --------------------------------------------------------------------------------------
Balance at September 30, 2001                 $    129       $149,071       $(99,904)      $   (297)      $     --       $ 48,999
                                              --------------------------------------------------------------------------------------
Comprehensive loss:
   Net loss for the year ended
   September 30, 2002                               --             --         (3,009)            --             --         (3,009)
   Reclassification adjustments:
   Loss on sale of investment                       --             --             --            133             --            133
   Permanent impairment in market
   value of investment                              --             --             --            164             --            164
                                                                                                                         --------
Comprehensive loss                                                                                                         (2,712)
Deferred compensation related to stock
   options                                          --            140             --             --             --            140
Stock options exercised                             --            114             --             --             --            114
Stock issued in connection with services
   and compensation                                 --            206             --             --             --            206
                                              --------------------------------------------------------------------------------------
Balance at September 30, 2002                 $    129       $149,531       $(102,913)     $     --       $     --       $ 46,747
                                              --------------------------------------------------------------------------------------

See accompanying notes.

                               Telular Corporation
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                   Year ended September 30
                                                               2002          2001          2000
                                                             -----------------------------------
Operating activities
Net income (loss)                                            $(3,009)      $12,876       $(5,906)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation                                              1,382         1,442         1,737
     Amortization                                                500           644           525
     Compensation expense related to stock options               140           140           140
     Common stock issued for services and compensation           206           371           128
     Realized loss on sale of investment                         133           109             3
     Permanent impairment in market value of investment          164            --            --
     Changes in assets and liabilities:
       Trade receivables                                      (4,462)        1,620          (101)
       Related party receivables                                  --           900          (417)
       Inventories                                             2,816        (3,617)        2,379
       Prepaid expenses, deposits, and other                    (224)          173           151
       Trade accounts payable                                  1,061         5,598           422
       Related party payable                                      --        (2,037)          299
       Accrued liabilities                                        58          (398)         (994)
                                                             -----------------------------------
Net cash provided by (used in) operating activities           (1,235)       17,821        (1,634)

Investing activities
Proceeds from sale of short term investment                       15            21             5
Increase in restricted cash                                     (789)       (1,100)       (1,900)
Acquisition of property and equipment                           (967)         (919)         (801)
Acquisition of licenses and technology                            --        (1,000)           --
Advance to shareholder, net                                     (500)           --            --
                                                             -----------------------------------
Net cash used in investing activities                         (2,241)       (2,998)       (2,696)

Financing activities
Proceeds from issuances of common stock                          114           224        12,985
Proceeds from revolving line of credit                           789         1,100         1,900
Other                                                             --          (289)           --
                                                             -----------------------------------
Net cash provided by financing activities                        903         1,035        14,885
                                                             -----------------------------------
Net increase (decrease) in cash and cash equivalents          (2,573)       15,858        10,555
Cash and cash equivalents, beginning of period                36,385        20,527         9,972
                                                             -----------------------------------
Cash and cash equivalents, end of period                     $33,812       $36,385       $20,527
                                                             ===================================

Supplemental cash flow information
Interest paid                                                $   183       $   248       $   134
                                                             ===================================
Taxes paid                                                   $    13       $   240       $    --
                                                             ===================================

See accompanying notes.

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

1. DESCRIPTION OF BUSINESS

Telular Corporation (the Company) operates in two business segments, divided among its two principal product lines: PHONECELL(R), a line of cellular Fixed Wireless Terminals (FWTs), and TELGUARD(R), a line of Wireless Security Products (Security Products). The Company designs, engineers, and manufactures component elements and complete telecommunications equipment assemblies and other complementary products and markets such products domestically and internationally.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Telular-Adcor Security Products and Telular International, Inc. All significant intercompany balances and transactions have been eliminated.

Revenue Recognition

Product sales and associated costs are recognized at the time of shipment of products which is when title transfers or performance of services. Royalty revenue is calculated as a percentage of sales by the licensee and is recognized by the Company upon notification of sales by the licensee.

Cash Equivalents

Cash equivalents consist of highly liquid investments that have maturities of three months or less from the date of purchase.

Financial Instruments

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Credit risks with respect to trade receivables are limited due to the diversity of customers comprising the Company's customer base. For international sales, the Company generally receives payment in advance of shipment, irrevocable letters of credit that are confirmed by US banks or purchases international credit insurance to reduce its credit risk. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

Inventories

Inventories are stated at the lower of first in, first out (FIFO) cost or market.

Goodwill and Intangible Assets

Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets" (SFAS 142), which resulted in the discontinuance of the amortization of goodwill. Under SFAS 142, goodwill will be carried at its book value as of September 30, 2001. The Company completed its transitional and annual impairment tests by comparing the fair value of each reporting unit to its book value and determined that its goodwill was not impaired. In accordance with SFAS 142, in future years, a goodwill impairment test will be conducted at least annually and any impairment will be recorded as a charge to operating expense.

Intangible assets consist primarily of license and technology agreements, which are being amortized over the lives of the related agreements, typically 2 years, using the straight-line method. The Company's other intangible assets at September 30, 2002 and 2001 were $375 and $875, respectively. The Company's goodwill was $2,554 at September 30, 2002 and 2001.

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

Amortization expense for other intangible assets was $500 and $125 for fiscal year 2002 and 2001, respectively. The remaining $375 book value of the intangible assets will be fully amortized in fiscal year 2003. Amortization expense for goodwill was $519 for fiscal year 2001.

As required by SFAS 142 the results for the prior year have not been restated. A reconciliation of net income as if SFAS 142 had been adopted is presented below for the fiscal year ended September 30, 2001 and 2000.

                                                                September 30
                                                             2001         2000
                                                           --------------------

Net income (loss) as reported                              $12,876      $(5,906)
Add back goodwill amortization                                 519          519
                                                           --------------------
Adjusted net income (loss)                                 $13,395      $(5,387)
                                                           ====================

Basic earnings (loss) per share as reported                $  1.01      $ (0.49)
Goodwill amortization                                         0.04         0.04
                                                           --------------------
Adjusted basic earnings (loss) per share                   $  1.05      $ (0.45)
                                                           ====================

Diluted earnings (loss) per share as reported              $  0.99      $ (0.49)
Goodwill amortization                                         0.04         0.04
                                                           --------------------
Adjusted diluted earnings (loss) per share                 $  1.03      $ (0.45)
                                                           ====================

Reclassifications

Certain amounts in the September 30, 2000 financial statements have been reclassified to conform to the September 30, 2002 and 2001 presentation.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line method over the assets' useful lives ranging from 3 to 10 years.

Investments

Management determines the appropriate classification of equity securities as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity. Interest, dividends, and realized gains and losses or any impairment considered to be permanent on securities classified as available-for-sale are included in income.

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

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

Research and Development Costs

Research and development costs for the years ended September 30, 2002, 2001 and 2000, respectively, were $5,617, $5,263 and $3,974, and are included in engineering and development expense.

Shipping and Handling Costs

Shipping and handling costs of approximately $445, $417, and $221 were included in selling and marketing expense for the years ended September 30, 2002, 2001 and 2000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock issued to Employees," and has adopted the disclosure alternative of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" (SFAS 123).

Fair Value of Financial Instruments

The carrying values reported in the consolidated balance sheet for accounts receivable and accounts payable approximate their fair values at September 30, 2002 and 2001.

3. INVENTORIES

Inventories consist of the following:

                                                              September 30
                                                         2002              2001
                                                       -------------------------

Raw materials                                          $ 4,066           $ 5,486
Finished goods                                           3,591             5,468
                                                       -------------------------
                                                         7,657            10,954
Less: Reserve for obsolescence                             465               946
                                                       -------------------------
                                                       $ 7,192           $10,008
                                                       =========================

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                               September 30
                                                          2002             2001
                                                        ------------------------

Computer equipment                                      $ 3,173          $ 3,045
Test and shop equipment                                   7,957            7,137
Office equipment                                          1,101            1,094
Leasehold improvements                                    1,493            1,481
Security equipment held for rent                            333              333
                                                        ------------------------
                                                         14,057           13,090
Less: Accumulated depreciation                           10,729            9,347
                                                        ------------------------
                                                        $ 3,328          $ 3,743
                                                        ========================

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

5. INVESTMENTS

On March 2, 1998, the Company received 300,000 shares of ORA Electronics, Inc. common stock ("ORA stock") in connection with the settlement of patent litigation. ORA stock is traded on NASDAQ's Over The Counter (OTC) system. The Company's holdings in ORA stock are valued at the quoted price on OTC for ORA stock on the date of each balance sheet presented. Since 1998 the Company has reduced its holdings in ORA stock via open market sales and holds 107,500 shares of ORA stock on September 30, 2002. During fiscal year 2002, the Company sold 100,000 shares of ORA stock and recognized a loss on the sale of $133.

Pursuant to the settlement with ORA, as amended, the Company received rights to
12.2 million additional shares of ORA stock (Additional Shares). ORA has not issued the Additional Shares to the Company and the Company has not recorded the Additional Shares on its books.

On April 17, 2002, ORA filed a Chapter 11 voluntary petition in US Bankruptcy Court in California. During fiscal year 2002, the Company reduced the carrying cost of its holdings in ORA stock to the market value as quoted on OTC, and recognized a loss of $164 for the permanent impairment in the market value of the investment. The Company simultaneously reversed a $152 accrual recorded in fiscal year 1998, but no longer required for legal fees related to this matter but not incurred.

The combination of the realized loss on the sale of ORA stock of $133, the loss recognized on the market value decline of ORA stock of $164, and the reversal of the legal accrual of $152 have been included in other income (expense) in the consolidated statement of operations. The net effect of these transactions resulted in additional expense of $145 during fiscal year 2002.

6. ADVANCE TO SHAREHOLDER

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

Beginning in October 2001, all royalties received by the Company for the benefit of DNIC will first be applied to amounts advanced to DNIC by the Company, and any remaining royalties will be paid to DNIC. The advance bears interest at the prime rate as published in the Wall Street Journal. In October and November 2001, the Company advanced a total of $750 to DNIC under the terms of this arrangement. On April 1, 2002, the Company offset $250 of royalties earned by DNIC against the $750 outstanding balance of the advance. On September 30, 2002 the current portion of $250 was recorded in other current assets, and the long-term portion of $250 was included in other assets. DNIC is a shareholder of the Company, who as of December 6, 2002 held approximately 1.1 million shares of the Company's Common Stock.

7. INCOME TAXES

The Company did not record any US federal or state income tax provision or benefit for the current period due to the net operating loss generated in the current year.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

On September 30, 2002, the Company had net operating loss carryforwards of approximately $101,625 for income tax purposes that begin expiring in 2008. Of this amount, $7,613 relates to tax deductions generated by the exercise of certain stock options by employees, which will be available to offset future income tax liabilities by a total of $2,954. This amount will be treated as a credit to paid in capital when realized. In addition, the Company has $2,055 of research and development credit carryforwards which expire in the years 2009 to 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                               September 30
                                                           2002            2001
                                                         -----------------------
Deferred tax assets:
   Reserve for inventories                               $   184         $   406
   Allowance for doubtful accounts                            40              81
   Intangible assets                                       2,031           2,164
   Research and development tax credit                     2,055           1,458
   Net operating loss carryforwards                       39,430          34,762
   Other                                                     213             319
                                                         -----------------------
Total deferred tax assets                                 43,953          39,190
Valuation allowance                                       43,953          39,190
                                                         -----------------------
Net deferred tax assets                                  $    --         $    --
                                                         =======================

The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty of its realizability. The valuation allowance increased by $4,763 during the fiscal year ended September 30, 2002, due principally to the increase in the net operating loss carryforwards in 2002.

Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards are subject to certain annual limitations.

8. REVOLVING LINE OF CREDIT

On January 7, 2000, the Company entered into a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells) to provide a revolving credit facility with a loan limit of $5 million (the Loan). In accordance with the agreement, 100% of the outstanding amount of the Loan is collaterized in cash. At September 30, 2002, the Company had $3,789 of borrowings outstanding under the Loan. Under the Loan, the Company is restricted from making dividend payments. The Loan matures on January 7, 2003 and bears interest at the bank's prime rate. To reduce applicable financing fees, the Company issued 50,000 shares of Common Stock Warrants to Wells. The Warrants have a strike price of $16.29 per share and expire on January 6, 2005. The value of the Warrants was accounted for as deferred financing costs, and was recorded at the fair value of the financing fees of $195. The deferred financing costs are included in other assets and are being amortized over the life of the Loan.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

9. COMMITMENTS

The Company occupies certain facilities and rents certain equipment under various lease agreements expiring through October 31, 2007. Rent expense for the years ended September 30, 2002, 2001, and 2000 was approximately $928, $919, and $1,137, respectively. Future minimum obligations under noncancelable operating leases are as follow:

            2003                                        $ 1,297
            2004                                          1,076
            2005                                            986
            2006                                            951
            2007                                            560
            Thereafter                                       22
                                                      -----------
            Total                                       $ 4,892
                                                      ===========

10. REDEEMABLE PREFERRED STOCK AND PREFERRED STOCK

During the year ending September 30, 1997, the Company issued 20,000 shares of Series A Convertible Preferred Stock (the "Redeemable Preferred Stock") for $18,375, which is net of issuance costs of $1,200. The Redeemable Preferred Stock includes the equivalent of a 5% annual stock dividend.

On October 15, 1999, all remaining outstanding shares of Redeemable Preferred Stock automatically converted into shares of Common Stock.

On September 30, 2002 and 2001, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

11. CAPITAL STOCK AND STOCK OPTIONS

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

All stock options, if not exercised or terminated, will expire either on the sixth or the tenth anniversary of the date of grant.

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

The following table displays all stock option activity as of September 30, including stock options granted to all employees and the Stock Option Agreements.

                                                  2002                          2001                         2000
                                          ----------------------------------------------------------------------------------
                                                       Weighted-                     Weighted-                     Weighted-
                                                       Average                       Average                       Average
                                           Options     Exercise          Options     Exercise         Options      Exercise
                                           (000's)      Price            (000's)      Price           (000's)       Price
                                          ----------------------------------------------------------------------------------
Outstanding at beginning of year            1,208       $10.95            1,001       $ 8.27           1,205        $7.71
Granted                                       231         6.68              584        13.33             406         8.40
Exercised                                     (36)        3.23              (81)        2.55            (461)        7.30
Canceled                                     (207)       11.39             (296)        8.88            (149)        5.59
                                          ----------------------------------------------------------------------------------
Outstanding at end of year                  1,196       $10.27            1,208       $10.95           1,001        $8.27
                                          ==================================================================================

Weighted average fair value of
   options granted during the period                    $ 3.47                        $ 7.00                        $4.39

The following table summarizes information about options outstanding at September 30, 2002:

                                     Weighted-         Outstanding                        Exercisable
                                      Average           Weighted-                          Weighted-
                   Outstanding as    Remaining           Average        Exercisable         Average
    Range of         of 9/30/02     Contractual          Exercise      as of 9/30/02       Exercise
Exercise Prices       (000's)           Life              Price           (000's)            Price
-----------------------------------------------------------------------------------------------------
  $1.56 -  3.75          277            4.60              $ 3.35            242             $ 3.38
   4.25 - 10.05          335            5.69                7.93            106               8.86
  10.06 - 15.25          286            3.83               11.94            159              11.93
  17.50 - 39.00          298            3.89               17.74            199              17.77
                   ----------------------------------------------------------------------------------
                       1,196            4.54              $10.27            706             $10.18
                   ==================================================================================

At September 30, 2002, the Company has reserved 2,850,000 shares of Common Stock, of which 1,924,364 are available for issuance in connection with the Plan.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its options granted subsequent to October 1, 1995, under the fair value method of that Statement. The fair value of options was estimated at the date of grant using a Black-Scholes stock option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: volatility factor of the expected market price of the common stock of 60%;

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

a weighted-average expected life of the options of four years; and no dividend yield. The risk-free interest rates of 3.75%, 6.0% and 6.0% were used for 2002, 2001 and 2000, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 2002          2001         2000
                                                               ----------------------------------
Pro forma net earnings (loss) applicable to common shares      $(4,475)      $10,587      $(7,102)
Pro forma basic earnings (loss) per common share               $ (0.35)      $  0.83      $ (0.58)
Pro forma diluted earnings (loss) per common share             $ (0.35)      $  0.82      $ (0.58)
                                                               ==================================

12. EARNINGS PER SHARE

Basic and diluted net income (loss) per common share are computed based upon the weighted-average number of shares of common stock outstanding. Common shares issuable upon the exercise of options, warrants and redeemable preferred stock are not included in the per share calculations if the effect of their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

                                                              2002              2001             2000
                                                          ----------------------------------------------
Net income (loss)                                         $    (3,009)      $    12,876      $    (5,935)

Weighted average number of common shares outstanding
     Basic                                                 12,858,682        12,748,677       12,183,022
     Effect of dilutive employee stock options                     --           212,830               --
                                                          ----------------------------------------------
     Diluted                                               12,858,682        12,961,507       12,183,022

Net income (loss) per share
     Basic                                                $     (0.23)      $      1.01      $     (0.49)
     Diluted                                              $     (0.23)      $      0.99      $     (0.49)
                                                          ==============================================

13. SEGMENT REPORTING

The Company, which is organized on the basis of products and services, has two reportable business segments, Fixed Wireless Terminals and Security Products (see Segment Reporting table below). The Company designs, develops, manufactures and markets both fixed wireless terminals and security products. Fixed Wireless Terminals bridge wireline telecommunications customer premises equipment with cellular-type transceivers for use in wireless communication networks. Security products provide wireless backup systems for both commercial and residential alarms systems.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

Segment Reporting                        2002           2001           2000
                                       --------------------------------------

  Revenue
       Fixed Wireless Terminals        $ 46,283       $ 90,235       $ 29,727
       Security Products                 12,392         10,915         10,626
                                       --------------------------------------
                                         58,675        101,150         40,353
  Net Income (Loss)
       Fixed Wireless Terminals          (2,010)        14,859         (4,188)
       Security Products                   (999)        (1,983)        (1,718)
                                       --------------------------------------
                                         (3,009)        12,876         (5,906)
  Tangible Long-Lived Assets, net
       Fixed Wireless Terminals           2,483          2,743          3,094
       Security Products                    845          1,000          1,172
                                       --------------------------------------
                                          3,328          3,743          4,266
  Capital Expenditures
       Fixed Wireless Terminals             963            861            597
       Security Products                      4             58            204
                                       --------------------------------------
                                            967            919            801
  Depreciation and Amortization
       Fixed Wireless Terminals           1,628          1,855          2,045
       Security Products                    254            231            217
                                       --------------------------------------
                                          1,882          2,086          2,262

Export sales of fixed wireless terminals represent 89%, 88%, and 78% of total fixed wireless net sales for the years ending September 30, 2002, 2001, and 2000, respectively. Export sales of security products were insignificant for these periods.

For the fiscal year ending September 30, 2002, one customer located in Mexico accounted for 55% of Fixed Wireless Terminal revenue and two customers, both located in the US, accounted for 24% and 10%, respectively, of the Security Products revenue.

For the fiscal year ending September 30, 2001, one customer located in Mexico accounted for 77% of Fixed Wireless Terminal revenue and two customers, both located in the US, accounted for 16% and 13%, respectively, of the Security Products revenue.

For the fiscal year ending September 30, 2000, one customer located in the Dominican Republic accounted for 21% of Fixed Wireless Terminal revenue and two customers, both located in the US, accounted for 19% and 15%, respectively, of the Security Products revenue.

14. MAJOR CUSTOMERS

For the year ended September 30, 2002, the Company derived approximately 25,618 (44%) of its total revenues from one customer, Radiomovil Dipsa Mexico (Telcel). As of September 30, 2002, $2,239 was included in accounts receivable from Telcel.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

For the year ended September 30, 2001, the Company derived approximately $69,235 (68%) of its total revenues from one customer, Telcel. As of September 30, 2001, $1,630 was included in accounts receivable from Telcel.

For the year ended September 30, 2000, the Company derived approximately $6,070 (15%) of its total revenues from one customer, Tricom, Inc. As of September 30, 2000, $72 was included in accounts receivable from Tricom, Inc.

15. EXPORT SALES

Export sales were approximately $41,138, $79,340, and $23,305 for the years ended September 30, 2002, 2001, and 2000, respectively. Export sales were primarily to the Caribbean and Latin American (CALA) and European, Middle Eastern, and African (EMEA) regions during the years ended September 30, 2002, 2001 and 2000.

16. CONTINGENCIES

The Company is involved in various legal proceedings that arose in the ordinary course of its business. While any litigation contains an element of uncertainty, based upon the opinion of the Company's counsel, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated results of operations or financial position.

17. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company may match employee contributions on a discretionary basis. There were no matches and therefore no amounts charged against operations related to the Company's match for the years ended September 30, 2002, 2001, and 2000.

18. SUBSEQUENT EVENT

The Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock to commence November 6, 2002. As of December 6, 2002, the Company had acquired 78,313 shares for a total cost of $295.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2002, 2001, and 2000 (in thousands, except share data).

                                                                     Three months ended
                                              December 31       March 31             June 30       September 30
                                              -----------------------------------------------------------------
Fiscal year ended 2002
Total revenue                                  $  7,195         $ 19,217            $ 15,625         $ 16,638
Gross profit                                      1,630            5,574               4,496            4,779
Net income (loss)                                (2,830)             211                (400)              10
Basic income (loss) per common share              (0.22)            0.02               (0.03)            0.00
Diluted income (loss) per common share            (0.22)            0.02               (0.03)            0.00

Fiscal year ended 2001
Total revenue                                  $ 15,207         $ 38,615(1)         $ 28,343         $ 18,985
Gross profit                                      4,614           13,581               8,546            5,685
Net income                                          151            8,343(1)            3,476              906
Basic income per common share                      0.01             0.66                0.27             0.07
Diluted income per common share                    0.01             0.64                0.27             0.07

Fiscal year ended 2000
Total revenue                                  $  9,077         $  9,709            $ 10,750         $ 10,817
Gross profit                                      1,914            2,832               2,709            3,435
Net loss                                         (2,354)          (1,475)             (1,411)            (666)
Basic and diluted loss per common share           (0.21)           (0.12)              (0.11)           (0.05)

(1) Includes a one-time $5,000 royalty settlement.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Reference is made to the information contained under the caption Election of Directors of the Company in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 31, 2002.

The Directors' names and occupations are listed in the Company's definitive proxy statement for its 2002 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 31, 2002. Names and information about executive officers are provided in Item 1 of this filing.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 31, 2002, which is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 31, 2002, which is incorporated herein.

Further, for the information required by Item 201(d) of Regulation S-K, reference is made to the information contained under the caption Option Exercise and Fiscal Year-End Option Values in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 31, 2002, which is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Relationships and Certain Transactions in the Company's definitive proxy statement for its 2003 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 31, 2002, which is incorporated herein.

ITEM 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the paragraph above.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    The following financial statements are included in Part II, Item 8 of this Form 10-K.

            Report of Independent Auditors

            Consolidated Balance Sheets as of September 30, 2002 and 2001

            Consolidated Statements of Operations for the years ended September 30, 2002, 2001 and 2000

            Consolidated Statements of Stockholders' Equity for the years ended September 30, 2002, 2001 and 2000

            Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000

            Notes to Consolidated Financial Statements

      2. The following financial statement Schedule VIII Valuation and Qualifying Accounts for the years ended September 30, 2002, 2001 and 2000 is filed as part of this report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in
            Part II, Item 8 of this current report.

      Item 15(a) 2. Schedule VIII - Valuation and Qualifying Accounts

                                                                                       Charged
                                                   Balance At     Charged to           to other                          Balance
                                                  Beginning of     Costs and           accounts       Deductions        at end of
              Description                            Period        Expenses            Describe        Describe           period
---------------------------------------------------------------------------------------------------------------------------------
Period Ended September 30, 2002
Accumulated Amortization of Intangible Assets        $ 2,467        $   500            $    --        $    --            $ 2,967
Valuation Allowance of Deferred Tax Asset             39,190          4,639(2)              --             --             43,829
Allowance for Doubtful Accounts                          210             27                 --           (133)(4)            104
Inventory Reserve                                        946            289                 --           (770)(3)            465

Period Ended September 30, 2001
Accumulated Amortization of Intangible Assets        $ 1,823        $   644            $    --        $    --            $ 2,467
Valuation Allowance of Deferred Tax Asset             44,374         (5,184)(2)             --             --             39,190
Allowance for Doubtful Accounts                          104            112                 --             (6)(4)            210
Inventory Reserve                                        211          1,000                 --           (265)(3)            946

Period Ended September 30, 2000
Accumulated Amortization of Intangible Assets        $ 2,393        $   525            $    --        $(1,095)(1)        $ 1,823
Valuation Allowance of Deferred Tax Asset             42,418          1,956(2)              --             --             44,374
Allowance for Doubtful Accounts                          103             28                 --            (27)(4)            104
Inventory Reserve                                        584            404                 --           (777)(3)            211

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

      (3)   Inventory disposed.

      (4)   Accounts receivable written-off.

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

      3.1       Certificate of Incorporation    Filed as Exhibit 3.1 to
                                                Registration Statement No.
                                                33-72096 (the Registration
                                                Statement)

      3.2       Amendment No. 1 to Certificate  Filed as Exhibit 3.2 to the
                of Incorporation                Registration Statement

      3.3       Amendment No. 2 to Certificate  Filed as Exhibit 3.3 to the
                of Incorporation                Registration Statement

      3.4       Amendment No. 3 to Certificate  Filed as Exhibit 3.4 to Form
                of Incorporation                10-Q filed February 16, 1999

      3.5       Amendment No.4 to Certificate   Filed as Exhibit 3.5 to Form
                of Incorporation                10-Q filed February 16, 1999

      3.6       By-Laws                         Filed as Exhibit 3.4 to the
                                                Registration Statement

      4.1       Certificate of Designations,    Filed as Exhibit 99.2 Form 8-K
                Preferences, and Rights of      filed April 25, 1997
                Series A Convertible Preferred
                Stock

      4.2       Loan Agreement with Wells       Filed as Exhibit 4.5 to Form
                Fargo Business                  10-Q filed February 14, 2000

      4.3       Stock Purchase Warrant with     Filed as Exhibit 4.6 to Form
                Wells Fargo Business            10-Q filed February 14, 2000

      10.1      Employment Agreement with       Filed as Exhibit 10.1 to Form
                Kenneth E. Millard              10-Q filed August 14, 1996

      10.2      Stock Option Agreement with     Filed as Exhibit 10.2 to Form
                Kenneth E. Millard              10-Q filed August 14, 1996

      10.3      Stock Purchase Agreement By     Filed as Exhibit 10.3 to Form
                and Among Telular Corporation   10-Q filed August 14, 1996
                and TelePath Corporation
                (which had changed its name to
                Wireless Domain, Incorporated)

      10.4      Appointment of Larry J. Ford    Filed as Exhibit 10.2 to Form
                                                10-Q filed May 1, 1995

      10.5      Option Agreement with Motorola  Filed as Exhibit 10.6 to Form
                dated November 10, 1995         10-K filed December 26,
                                                1996(1)

      10.6      Amendment No.1 dated September  Filed as Exhibit 10.7 to Form
                24, 1996 to Option Agreement    10-Q filed August 13, 1999(1)
                with Motorola

      10.7      Amendment No.2 dated April 30,  Filed as Exhibit 10.8 to Form
                1999 to Option Agreement with   10-Q filed August 13, 1999(1)
                Motorola

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

      10.10     Amendment No. 4 to Patent       Filed as Exhibit 10.11 to Form
                Cross License Agreement         10-Q filed August 13, 1999 (1)
                between Motorola, Inc. and the
                Company, dated May 3, 1999

      10.11     Amended and Restated            Filed as Exhibit 10.15 to the
                Shareholders Agreement dated    Registration Statement(1)
                November 2, 1993

      10.12     Amendment No. 1 to Amended and  Filed as Exhibit 10.24 the
                Restated Shareholders           Registration Statement
                Agreement, dated January 24,
                1994

      10.13     Amendment No. 2 to Amended and  Filed as Exhibit 10.5 to the
                Restated Shareholders           Form 10-Q filed July 28, 1995
                Agreement, dated June 29, 1995

      10.14     Amended and Restated            Filed as Exhibit 10.16 to the
                Registration Rights Agreement   Registration Statement
                dated November 2, 1993

      10.15     Amendment No. 1 to Amended and  Filed as Exhibit 10.25 to the
                Restated Registration Rights    Registration Statement
                Agreement, dated January 24,
                1994

      10.16     Securities Purchase Agreement   Filed as Exhibit 99.1 to Form
                dated April 16, 1997, by and    8-K filed April 25, 1997
                between Telular Corporation
                and purchasers of the Series A
                Convertible Preferred Stock

      10.17     Registration Rights Agreement   Filed as Exhibit 99.3 to Form
                dated April 16, 1997, by and    8-K filed April 25, 1997
                between Telular Corporation
                and purchasers of the Series A
                Convertible Preferred Stock

      10.18     Securities Purchase Agreement   Filed as Exhibit 99.3 to
                dated June 6, 1997, by and      Registration Statement on Form
                between Telular Corporation     S-3, Registration No.
                and purchasers of the Series A  333-27915, as amended by
                Convertible Preferred Stock     Amendment No. 1 filed June 13,
                                                1997, and further Amended by
                                                Amendment No. 2 filed July 8,
                                                1997 (Form S-3)

      10.19     Registration Rights Agreement   Filed as Exhibit 99.4 to Form
                dated June 6, 1997, by and      S-3
                between Telular Corporation
                and purchasers of the Series A
                Convertible Preferred Stock

      10.20     Agreement and Plan of Merger    Filed as Exhibit 10.21 to Form
                by and among Wireless Domain    10-K filed December 19, 1998
                Incorporated (formerly
                TelePath), Telular-WD (a
                wholly-owned subsidiary of
                Telular) and certain
                stockholder of Wireless Domain
                Incorporated

      10.21     Common Stock Investment         Filed as Exhibit 4.8 to
                Agreement dated March 3, 2000   Registration Statement on Form
                                                S-3, Registration No.
                                                333-33810 filed March 31,
                                                2000, as amended By Amendment
                                                No. 1 filed April 28,2000

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

      10.23     Employment Agreement with       Filed as Exhibit 10.22 to Form
                Daniel D. Giacopelli            10-Q filed February 13, 1998

      10.24     OEM Equipment Purchase          Filed as Exhibit 10.27 to
                Agreement for WAFU dated April  Form10-Q filed August 13, 1999
                30, 1999 dated April 30, 1999   (1)

      10.25     Settlement and Release of       Filed as Exhibit 10.25 to Form
                Claims Agreement with Motorola  10-Q filed February 14, 2001
                dated February 2, 2001 (1)      (1)

      10.26     Agreement for the Purchase of   Filed as Exhibit 10.1 to Form
                Telular Fixed Telephony         8-K filed October 12, 2000 (1)
                Digital Cellular Telephones
                dated as of September 13,
                2000, among Telular
                Corporation, et.al (1)

      10.27     Nonqualified Stock Option       Filed as Exhibit 4.9 to
                Agreement, dated as of October  Registration Statement on Form
                31, 2000, by and between the    S-8, Registration No.
                Company and Larry J. Ford       333-61970 filed May 31, 2001

      10.28     Nonqualified Stock Option       Filed as Exhibit 4.10 to
                Agreement, dated as of October  Registration Statement on Form
                26, 1999, by and between the    S-8, Registration No.
                Company and Larry J. Ford       333-61970 filed May 31, 2001

      10.29     Nonqualified Stock Option       Filed as Exhibit 4.11 to
                Agreement, dated as of October  Registration Statement on Form
                27, 1998, by and between the    S-8, Registration No.
                Company and Larry J. Ford       333-61970 filed May 31, 2001

      10.30     Nonqualified Stock Option       Filed as Exhibit 4.12 to
                Agreement, dated as of          Registration Statement on Form
                February 28, 1997, by and       S-8, Registration No.
                between the Company and Larry   333-61970 filed May 31, 2001
                J. Ford

      10.31     Nonqualified Stock Option       Filed as Exhibit 4.15 to
                Agreement, dated as of October  Registration Statement on Form
                31, 2000, by and between the    S-8, Registration No.
                Company and John E. Berndt      333-61970 filed May 31, 2001

      10.32     Nonqualified Stock Option       Filed as Exhibit 4.16 to
                Agreement, dated as of October  Registration Statement on Form
                26, 1999, by and between the    S-8, Registration No.
                Company and John E. Berndt      333-61970 filed May 31, 2001

      10.33     Nonqualified Stock Option       Filed as Exhibit 4.17 to
                Agreement, dated as of October  Registration Statement on Form
                27, 1998, by and between the    S-8, Registration No.
                Company and John E. Berndt      333-61970 filed May 31, 2001

      10.34     Nonqualified Stock Option       Filed as Exhibit 4.18 to
                Agreement, dated as of          Registration Statement on Form
                February 28, 1997, by and       S-8, Registration No.
                between the Company and John    333-61970 filed May 31, 2001
                E. Berndt

      10.35     Nonqualified Stock Option       Filed as Exhibit 10.38 to Form
                Agreement, dated as of July     10-K filed December 21, 2001
                25, 2001, by and between the
                Company and Mitchell H.
                Saranow

      10.36     Nonqualified Stock Option       Filed as Exhibit 10.39 to Form
                Agreement, dated as of August   10-K filed December 21, 2001
                30, 2001, by and between the
                Company and Richard D. Haning

      10.37     Advance Agreement dated as of   Filed as Exhibit 10.40 to Form
                October 9, 2001, by and         10-K filed December 21, 2001
                between the Company and DNIC
                Brokerage Company

      10.38     Nonqualified Stock Option       Filed as Exhibit 10.41 to Form
                Agreement, dated as of October 10-K filed December 21, 2001 30, 2001, by and between the Company and John E. Berndt

      10.39     Nonqualified Stock Option       Filed as Exhibit 10.42 to Form
                Agreement, dated as of October 10-K filed December 21, 2001 30, 2001, by and between the Company and Larry J. Ford

      10.40     Nonqualified Stock Option       Filed as Exhibit 10.43 to Form
                Agreement, dated as of October 10-K filed December 21, 2001 30, 2001, by and between the Company and Richard D. Haning

      10.41     Nonqualified Stock Option       Filed as Exhibit 10.44 to Form
                Agreement, dated as of October 10-K filed December 21, 2001 30, 2001, by and between the Company and Mitchell H.
                Saranow

      10.42     Amendment 1 dated June 20,      Filed as Exhibit 10.45 to Form
                2002, to the September 13,      10-Q filed August 14, 2002
                2000 Agreement for the
                Purchase of Telular Fixed
                Telephony Digital Cellular
                Telephones among Telular
                Corporation, et.al. (1)

      21        Subsidiaries of the registrant  Filed herewith

      99 Cautionary Statements Pursuant Filed herewith to the Securities Litigation
                Act of 1995

      99.1      Certification Pursuant to 18    Filed herewith
                U.S.C. Section 1350 as Adopted
                Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

1. Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Telular Corporation

Date: December 23, 2002                  By: /s/  KENNETH E. MILLARD
                                         ---------------------------
                                         Kenneth E. Millard
                                         Chairman and Chief Executive Officer

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

             Signature                                  Title                                Date
             ---------                                  -----                                ----
/s/    KENNETH E. MILLARD                    Chairman and Chief Executive             December 23, 2002
--------------------------------------       Officer
       Kenneth E. Millard

/s/    DANIEL D. GIACOPELLI                  Chief Technology Officer,                December 23, 2002
--------------------------------------       EVP and Director
       Daniel D. Giacopelli

/s/    JEFFREY L. HERRMANN                   Chief Operating Officer, Chief           December 23, 2002
--------------------------------------       Financial Officer, EVP, and
       Jeffrey L. Herrmann                   Secretary

/s/    ROBERT L. ZIRK                        Chief Accounting Officer                 December 23, 2002
--------------------------------------
       Robert L. Zirk

/s/    JOHN E. BERNDT                        Director                                 December 23, 2002
--------------------------------------
       John E. Berndt

/s/    LARRY J. FORD                         Director                                 December 23, 2002
--------------------------------------
       Larry J. Ford

/s/    RICHARD D. HANING                     Director                                 December 23, 2002
--------------------------------------
       Richard D. Haning

/s/    MITCHELL H. SARANOW                   Director                                 December 23, 2002
--------------------------------------
       Mitchell H. Saranow

                                 CERTIFICATIONS

I, Kenneth E. Millard, the Chairman and Chief Executive Officer of Telular Corporation (the "Company"), certify that:

1. I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002                  /s/ Kenneth E. Millard
                                         ------------------------------
                                         Kenneth E. Millard
                                         Chairman and Chief Executive Officer

I, Jeffrey L. Herrmann, the Chief Operating Officer, Chief Financial Officer, EVP and Secretary of Telular Corporation (the "Company"), certify that:

1. I have reviewed this annual report on Form 10-K of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002        /s/ Jeffrey L. Herrmann
                               ----------------------------------
                               Jeffrey L. Herrmann
                               Chief Operating Officer, Chief Financial Officer,
                               EVP and Secretary