Form 10-Q
period 2002-12-31
TELULAR CORP
filed 2003-02-14
CIK 915324

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002.

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period from __ to __.

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

                             Yes |X|      No |_|

The number of shares outstanding of the Registrant's common stock, par value $.01, as of December 31, 2002, the latest practicable date, was 12,790,774 shares.

                              TELULAR CORPORATION
                                     Index

Part I - Financial Information                                         Page No.
                                                                       --------
Item 1. Financial Statements:

         Consolidated Balance Sheets
           December 31, 2002 (unaudited) and September 30, 2002              3

         Consolidated Statements of Operations (unaudited)
            Three Months Ended December 31, 2002 and
            December 31, 2001                                                4

        Consolidated Statement of Stockholders' Equity (unaudited)
            Period from September 30, 2002 to
            December 31, 2002                                                5

         Consolidated Statements of Cash Flows (unaudited)
            Three Months Ended December 31, 2002 and
            December 31, 2001                                                6

         Notes to the Consolidated Financial Statements                      7

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               10

Item 3. Quantitative and Qualitative Disclosures about Market Risk          13

Part II - Other Information

Item 1. Legal Proceedings                                                   14

Item 2. Changes in Securities and Recent Sales of Unregistered Securities   14

Item 6. Exhibits and Reports on Form 8-K                                    15

Signatures                                                                  18

Certifications                                                              19

Exhibit Index                                                               21

                               TELULAR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                         December 31,    September 30,
                                                                             2002            2002
                                                                         ------------    -------------
                                                                         (Unaudited)
ASSETS
    Current assets:
        Cash and cash equivalents                                         $  39,204        $  33,812
        Restricted cash                                                          --            3,789
        Trade accounts receivable, less allowance for doubtful accounts of $99 and $104 at December 31, 2002 and
           September 30, 2002, respectively                                   6,922            9,613
        Inventories, net                                                      7,878            7,192
        Prepaid expenses and other current assets                             1,069              859
                                                                          ---------        ---------
    Total current assets                                                     55,073           55,265
    Property and equipment, net                                               3,146            3,328
    Other assets:
        Excess of cost over fair value of net assets acquired, less accumulated amortization of $2,342 at December
          31, 2002 and September 30, 2002                                     2,554            2,554
        Other intangible assets, less accumulated amortization
          of $750 and $625 at December 31, 2002 and
          September 30, 2002, respectively                                      250              375
        Deposits and other                                                      303              303
                                                                          ---------        ---------
    Total other assets                                                        3,107            3,232
                                                                          =========        =========
    Total assets                                                          $  61,326        $  61,825
                                                                          =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
        Trade accounts payable                                            $  10,630        $   9,531
        Accrued liabilities                                                   1,989            1,758
        Revolving line of credit                                                 --            3,789
                                                                          ---------        ---------
    Total current liabilities                                                12,619           15,078

    Stockholders' equity:
        Common stock; $.01 par value; 75,000,000 shares
          authorized; 12,790,774 and 12,882,866 outstanding
          at December 31, 2002 and September 30, 2002, respectively             128              129
        Additional paid-in capital                                          149,185          149,531
        Deficit                                                            (100,606)        (102,913)
                                                                          ---------        ---------
    Total stockholders' equity                                               48,707           46,747
                                                                          =========        =========
    Total liabilities and stockholders' equity                            $  61,326        $  61,825
                                                                          =========        =========


                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)


                                                                     Three Months Ended December 31,
                                                                          2002              2001
                                                                       ---------         ---------
Revenues                                                               $  25,753         $   7,195

Cost of sales                                                             18,044             5,565
                                                                       ---------         ---------

                                                                           7,709             1,630

Engineering and development expenses                                       1,682             1,565
Selling and marketing expenses                                             2,062             1,843
General and administrative expenses                                        1,212             1,032
Amortization                                                                 125               125
                                                                       ---------         ---------

Income (loss) from operations                                              2,628            (2,935)

Other income (expense), net                                                 (321)              105
                                                                       ---------         ---------

Income (loss) before income taxes                                          2,307            (2,830)

Income taxes, net of tax benefit                                              --                --
                                                                       ---------         ---------

Net income (loss)                                                      $   2,307         $  (2,830)
                                                                       =========         =========

Net income (loss) per common share:

Basic                                                                  $    0.18         $   (0.22)
Diluted                                                                $    0.18         $   (0.22)

Weighted average number of common shares outstanding:

Basic                                                                  12,846,699        12,821,015
Diluted                                                                12,935,077        12,821,015

                             See accompanying notes

                               TELULAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                     Additional                 Total
                                         Common       Paid-In                Stockholders'
                                          Stock       Capital       Deficit     Equity
                                        ---------    ---------    ---------    ---------
Balance at September 30, 2002           $     129    $ 149,531    $(102,913)   $  46,747

Net income for period from October 1,
    2002 to December 31, 2002                  --           --        2,307        2,307

Deferred compensation related
  to stock options                             --           35           --           35

Stock options exercised                        --           22           --           22

Stock issued in connection with
 services and compensation                     --            2           --            2

Purchase of treasury stock, at cost            (1)        (405)          --         (406)
                                        ------------------------------------------------
Balance at December 31, 2002            $     128    $ 149,185    $(100,606)   $  48,707
                                        ================================================

                             See accompanying notes

                                            TELULAR CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Dollars in thousands)
                                                (Unaudited)



                                                            Three Months Ended December 31,
                                                                  2002           2001
                                                                --------       --------
Operating Activities:
Net income (loss)                                               $  2,307       $ (2,830)
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) operating activities
    Depreciation                                                     320            323
    Amortization                                                     125            125
    Compensation expense related to
      stock options                                                   35             35
    Common stock issued for services
      and compensation                                                 2             43
    Changes in assets and liabilities:
        Trade receivables                                          2,691          1,828
        Inventories                                                 (686)           829
        Prepaid expenses, deposits and other                        (210)           (89)
        Trade accounts payable                                     1,099         (5,940)
        Accrued liabilities                                          231           (177)
                                                                --------       --------
Net cash provided by (used in) operating activities                5,914         (5,853)

Investing Activities:
Decrease (increase) in restricted cash                             3,789           (789)
Acquisition of property and equipment                               (138)          (294)
Advance to shareholder                                                --           (750)
                                                                --------       --------
Net cash provided by (used in) investing activities                3,651         (1,833)
                                                                --------       --------

Financing Activities:
Proceeds from (repayment of) revolving line of credit, net        (3,789)           789
Proceeds from the issuance of common stock                            22            103
Purchase of treasury stock, at cost                                 (406)            --
                                                                --------       --------
Net cash provided by (used in) financing activities               (4,173)           892
                                                                --------       --------

Net increase (decrease) in cash and cash equivalents               5,392         (6,794)

Cash and cash equivalents, beginning of period                    33,812         36,385
                                                                --------       --------
Cash and cash equivalents, end of period                        $ 39,204       $ 29,591
                                                                ========       ========

                             See accompanying notes

                              TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002
              (Unaudited, dollars in thousands, except share data)

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

2.    Inventories

      The components of inventories consist of the following (000's):

                                                   December 31,   September 30,
                                                       2002            2002
                                                   ------------   -------------
                                                    (unaudited)
     Raw materials                                       $4,575          $4,066
     Finished goods                                       3,720           3,591
                                                   ------------   -------------
                                                          8,295           7,657
     Less: Reserve for obsolescence                         417             465
                                                   ------------   -------------
                                                         $7,878          $7,192
                                                   ============   =============

3.    Advance to Shareholder

      In 1992, the Telular Group L.P., predecessor of the Company, entered into a contribution agreement with DNIC Brokerage Company (DNIC) pursuant to which DNIC contributed a variety of assets including certain patents and license agreements to the Company. Under the contribution agreement, DNIC retained the right to receive the first $250 per year in annual royalty payments pursuant to the contributed license agreements. On October 10, 2001, the Company entered into an agreement with DNIC, pursuant to which the Company agreed to advance an amount not to exceed $750 of future royalties to DNIC to be used solely for the purpose of purchasing the Company's common stock in open market transactions.

      Beginning on October 1, 2001, all royalties received by the Company for the benefit of DNIC will first be applied to amounts advanced to DNIC by the Company, and any remaining royalties will be paid to DNIC. The advances bear interest at the prime rate as published in the Wall Street Journal. In October and November 2001, the Company advanced a total of $750 to DNIC under the terms of this arrangement. On December 31, 2002 and September 30, 2002 the current portion of the outstanding balance of $250 was recorded in other current assets, and the long-term portion of the outstanding balance of $250, was recorded in other assets. DNIC is a shareholder of the Company, who as of December 6, 2002 held approximately
      1.1 million shares of the Company's Common Stock.

                              TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002
              (Unaudited, dollars in thousands, except share data)

4.    Revolving Line of Credit

      On December 31, 2002, the Company's Loan and Security Agreement (the Agreement) with Wells Fargo Business Credit Inc. (Wells) matured. On December 30, 2002, the Company repaid the full balance of the loan outstanding under the Agreement and obtained releases from all security interests in assets of the Company held by Wells. In accordance with the Agreement, 100% of the outstanding amount of the Loan was collaterized with restricted cash, which was used to repay the outstanding balance of the Loan.

5.    Redeemable Preferred Stock and Preferred Stock

      On December 31, 2002 and September 30, 2002, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

6.    Stock Repurchase

      The Company's Board of Directors authorized the repurchase of up 1,000,000 shares of the Company's Common Stock commencing on November 6, 2002. As of December 31, 2002, the Company had acquired 106,213 shares at a total cost of $406.

7.    Earnings Per Share

      Basic and diluted net income (loss) per common share are computed based upon the weighted-average number of shares of common stock outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations if the effect of their inclusion would be anti-dilutive.

      The following is a reconciliation of the weighted average number of common shares outstanding for the basic and diluted earnings per share computation:

                                                                   Three Months Ended December 31,
                                                                         2002            2001
                                                                         ----            ----
       Net income (loss)                                             $      2,307   $     (2,830)
                                                                     ------------   ------------

       Weighted average number of common shares outstanding
            Basic                                                      12,846,699     12,821,015
            Effect of dilutive employee stock options                      88,378              0
                                                                     ------------   ------------
            Diluted                                                    12,935,077     12,821,015

      Net income (loss) per share
            Basic                                                    $       0.18   $      (0.22)
            Diluted                                                  $       0.18   $      (0.22)
                                                                     ------------   ------------

                              TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002
              (Unaudited, dollars in thousands, except share data)

8.    Segment Disclosures

      The Company, which is organized on the basis of products and services, has two reportable business segments, Fixed Wireless Terminals and Security Products. The Company designs, develops, manufactures and markets both fixed wireless terminals and security products. Fixed wireless terminals provide the capability to connect standard wireline telecommunications customer premises equipment with cellular-type transceivers for use in wireless communication networks. Security products provide wireless backup systems for commercial and residential alarm systems.

      Summarized below are the Company's segment revenue and net income (loss) by reportable segment:

                                                        Three Months Ended
                                                            December 31,
                                                       2002             2001
                                                       ----             ----
      Revenue
           Fixed Wireless Terminals                  $ 22,533         $  4,233
           Security Products                            3,220            2,962
                                                     --------         --------
                                                     $ 25,753         $  7,195

      Net Income (Loss)
           Fixed Wireless Terminals                  $  2,618         $ (2,557)
           Security Products                             (311)            (273)
                                                     --------         --------
                                                     $  2,307         $ (2,830)

      For the three months ended December 31, 2002, one customer located in Mexico accounted for 85% of the fixed wireless terminal revenue and two customers, both located in the USA accounted for 50% and 10%, respectively, of the security products revenue. For the three months ended December 31, 2001, two customers located in Nigeria and the USA, accounted for 26% and 21%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA accounted for 49% and 11%, respectively, of the security products revenue.

      Export sales of fixed wireless terminals represent 94% and 57% of total fixed wireless revenue for the first quarter of fiscal year 2003 and 2002, respectively.

      Export sales of security products were insignificant for the first quarter of fiscal year 2003 and 2002.

9.    Commitments

      In December 2002, the Company entered into an agreement with a third party contractor whereby the contractor will develop and integrate new product hardware and software. The Company's total commitment under the agreement is $1.3 million, subject to the completion of certain project milestones with payments due in various amounts through July 14, 2003. The contractor may also receive additional compensation for early completion of the project as specified in the agreement.

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

The Company's operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements Pursuant to the Securities Litigation Reform Act that is set forth in Exhibit 99 to the Company's Form 10-K for the fiscal year ended September 30, 2002.

Results of Operations

First quarter fiscal year 2003 compared to first quarter fiscal year 2002

Revenues. Total revenue of $25.8 million for the three months ended December 31, 2002, increased 258% compared to the same period last year. Sales of PHONECELL(R) increased 432%, or $18.3 million, during the first quarter of fiscal year 2003 compared to the same period of fiscal year 2002. This increase was primarily the result of large shipments of desktop phones to Mexico under the Company's supply agreement with Radiomovil Dipsa (Telcel), which did not occur during the same period last fiscal year. Further, sales of TELGUARD(R) products during the first quarter of fiscal year 2003 of $3.2 million increased 9% compared to the same period last year.

Cost of sales. Cost of sales increased 224%, or $12.5 million, for the first quarter of fiscal year 2003 compared to the first quarter of fiscal year 2002. Cost of sales for the three months ended December 31, 2002 of $18.0 million, or 70% of total revenue, compares to $5.6 million, or 77% of total revenue, for the same period of fiscal year 2002. The increase in cost of sales during the first quarter of fiscal year 2003 is primarily the result of the increase in sales volume. The decrease in cost of sales as a percentage of total revenue is attributable to the fact that the cost of sales includes certain fixed costs that do not change as total revenues increase.

Selling and Marketing Expenses. Selling and marketing expenses for the three months ended December 31, 2002, increased 12% or $0.2 million, compared to the same period of fiscal year 2002. The increase is due to the added commission expense incurred as a result of the increase in sales volume.

General and Administrative Expenses (G&A). G&A for the first quarter of fiscal year 2003 increased $0.2 million, or 18%, from $1.0 million for the same period of fiscal year 2002. The increase is primarily the result of performance bonuses based on profitability.

Other Income (Expense). Other income (expense) for the first quarter of fiscal year 2003 decreased $0.4 million, compared to the same period during fiscal year 2002. The decrease is primarily due to lower interest income, as a result of significant interest rate reductions during the first three months of fiscal year 2003 compared to the same period of fiscal year 2002.

Net income (loss). The Company recorded net income of $2.3 million for the first quarter of fiscal year 2003 compared to a net loss of ($2.8) million for the first quarter of fiscal year 2002. The increase is primarily the result of the higher sales volume.

Net income (loss) per Common Share. Net income per share of $0.18 for the first quarter of fiscal year 2003 compares to net loss per share of ($0.22) for the first quarter of fiscal year 2002. The increase is primarily the result of the higher sales volume.

Liquidity and Capital Resources

On December 31, 2002, the Company had $39.2 million in cash and cash equivalents with a working capital surplus of $42.5 million.

The Company generated $5.9 million of cash in operations during the first quarter of fiscal year 2003 compared to cash used of $5.9 million during the same period of fiscal year 2002. The increase in cash from operations during the first quarter of fiscal year 2003 consisted primarily of a $2.3 million increase in net income owing to increased sales volume and $3.1 million of net favorable changes in working capital resulting from increased sales volume combined with favorable payment terms with both vendors and customers. Favorable working capital changes consisted of a $2.7 million decrease in accounts receivable and a $1.1 million increase in accounts payable.

Cash provided by investing activities of $3.7 million during the first quarter of fiscal year 2003 compares to cash used of $1.8 million during the same period of fiscal year 2002. The first quarter of fiscal year 2003 amount consists primarily of a $3.8 million decrease in restricted cash, which was used to repay the revolving line of credit (offset by the same amount of cash from financing activities). The investing activities also include capital spending for product testing equipment of $0.1 million during the first quarter of fiscal year 2003 compared to $0.3 million for the same period of fiscal year 2002. The first quarter of fiscal year 2002 investing activities included $0.8 million in cash advanced against future royalties to a shareholder of the Company (See Note 3 to the Consolidated Financial Statements).

Cash used in financing activities of $4.2 million during the first quarter of fiscal year 2003 compares to $0.9 million of cash provided by financing activities during the same period of fiscal year 2002. The fiscal year 2003 amount consists primarily of $3.8 million used to repay the Company's revolving line of credit (See Note 4 to the Consolidated Financial Statements). This is compared to $0.8 million provided by borrowings under the same facility during the first quarter of fiscal year 2002 (each transaction is offset by the same amount of restricted cash from investing activities). The Company also used $0.4 million in cash for the purchase of treasury stock during the first quarter of fiscal year 2003 (See Note 6 to the Consolidated Financial Statements).

Based upon its current operating plan, the Company believes its existing capital resources will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The Company expects to maintain significant levels of cash reserves, which are required to undertake major product development initiatives, expand marketing and sales development worldwide, continue with the repurchase of up to 1,000,000 shares of the Company's Common Stock as authorized by the Company's Board of Directors (See
Note 6 to the Consolidated Financial Statements) and qualify for large sales opportunities.

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

Critical Accounting Policies

The Company's financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following represent the critical accounting policies that currently affect the presentation of the Company's financial condition and results of operations.

Inventories

The Company values inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2002 and 2001, the inventory reserves were $0.4 million and $0.5 million, respectively. Changes in strategic direction, such as discontinuance of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Impairment

The Company periodically evaluates the fair value and recoverability of the goodwill of each of its business segments whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In analyzing fair value and recoverability, the Company makes projections regarding future cash flows. These projections are based on assumptions and estimates of growth rates for the related business segment, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. The Company also considers the volatility of its stock price and a potential control premium which would most likely be realized in an equity event. An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount.

Outlook

The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

Based upon observed trends, the Company believes that the market for cellular FWTs will experience substantial growth over the next five years. The Company has identified significant growth opportunities in Africa, Brazil, China, Europe, India, Mexico, Venezuela and the USA. Each of these markets will develop at a different pace, and the sales cycle for these regions are likely to be several months or quarters. Further, economic conditions play an important role in the timing of market development for the Company's products. In connection with the present global economic slowdown, political uncertainties in South America and Iraq tensions, the Company's prospects for continued growth have been accordingly reduced in the near term. However, as economic conditions improve, the Company is well positioned with a wide range of products to capitalize on these market opportunities.

The amount and frequency of product shipments to Telcel pursuant to the existing supply agreement depends on many factors, including market conditions in Mexico and Telcel's agreements with other suppliers. The outcome of pending and future negotiations for orders and the timing of shipments will have a significant impact on the Company's future revenues and profitability.

Forward Looking Information

Please be advised that some of the information in this filing presents the Company's intentions, beliefs, judgments and expectations of the future and are forward-looking statements. It is important to note that the Company's actual results could differ materially from these forward looking statements. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to the Company's 10-K for the fiscal year ended September 30, 2002, include the risk that technological change will render the Company's technology obsolete, the ability to protect intellectual property rights in its products, the fact that unfavorable economic conditions could lead to lower product sales, the risk of litigation, the Company's ability to develop new products, the Company's dependence on suppliers and contractors, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, dilution of ownership to stockholders resulting from financing activities, the volatility of the Common Stock price, intense industry competition including competition from its licensees and new market entrants with cellular phone docking station products and the uncertainty in the development of wireless service generally.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of December 31, 2002.

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

Item 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On October 5, 2000, the Company filed suit against Vox2, Inc., of Northborough, Massachusetts, which manufactures a cellular interface product named the Vox Link. The Company alleged infringement of its US Patents: 4,659,096; 5,715,296; and 5,946,616, and sought injunction, damages and attorney fees and costs. On January 7, 2003, the US District Court entered an order of default judgement against the defendant and permanently enjoined the defendant from use of the Company's patents.

The Company is involved in the above and other legal proceedings, which arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on the Company's consolidated results of operation or financial position. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations.

Item 2. CHANGES IN SECURITIES AND RECENT SALES OF UNREGISTERED SECURITIES

Restriction on Dividends

On December 31, 2002, the Company's Loan and Security Agreement (the Agreement) with Wells Fargo Business Credit Inc. (Wells) matured. The Company repaid the loan and thus eliminated the restriction set forth in the Agreement prohibiting the Company from paying dividends on its shares of Common Stock.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2002, the Company issued 739 shares of Common Stock valued at $1,857.50 to the law of firm of Hamman and Benn for legal services. These issuances were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

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

      3.4     Amendment No. 3 to Certificate           Filed as
              of Incorporation                         Exhibit 3.4 to
                                                       Form 10-Q filed
                                                       February 16, 1999

      3.5     Amendment No.4 to Certificate            Filed as
              of Incorporation                         Exhibit 3.5 to
                                                       Form 10-Q filed
                                                       February 16, 1999

      3.6     By-Laws                                  Filed as Exhibit 3.4 to
                                                       the Registration
                                                       Statement

      4.1     Certificate of Designations,             Filed as Exhibit 99.2
              Preferences, and Rights of               Form 8-K filed
              Series A Convertible Preferred           April 25, 1997
              Stock

      10.1    Employment Agreement with                Filed herewith
              Kenneth E. Millard dated
              January 1, 2003

      10.2    Stock Option Agreement with              Filed herewith
              Kenneth E. Millard dated
              January 28, 2003

      10.3    Appointment of Larry J. Ford             Filed as Exhibit 10.2
                                                       to Form 10-Q filed
                                                       May 1, 1995

      10.4    Settlement and Release of Claims         Filed as Exhibit 10.25
              Agreement with Motorola (1)              to Form 10-Q filed
                                                       February 14, 2001 (1)

      10.5    Agreement for the Purchase of Telular    Filed as Exhibit 10.1
              Fixed Telephony Digital Cellular         to Form 8-K filed
              Telephones Dated as of September 13,     September 13, 2000 (1)
              2000, among Telular Corporation,
              Radiomovil DIPSA, S.A. de C.V., and
              BrightStar de Mexico S.A. de C.V. (1)

      10.6    Nonqualified Stock Option Agreement,     Filed as Exhibit 4.9 to
              dated as of October 31, 2000, by and     Registration Statement on
              between the Company and Larry J. Ford    Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.7    Nonqualified Stock Option Agreement,     Filed as Exhibit 4.10 to
              dated as of October 26, 1999, by and     Registration Statement on
              between the Company and Larry J. Ford    Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.8    Nonqualified Stock Option Agreement,     Filed as Exhibit 4.11 to
              dated as of October 27, 1998, by and     Registration Statement on
              between the Company and Larry J. Ford    Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.9    Nonqualified Stock Option Agreement,     Filed as Exhibit 4.12 to
              dated as of February 28, 1997, by and    Registration Statement on
              between the Company and Larry J. Ford    Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.10   Nonqualified Stock Option Agreement,     Filed as Exhibit 4.15 to
              dated as of October 31, 2000, by and     Registration Statement on
              between the Company and John E. Berndt   Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.11   Nonqualified Stock Option Agreement,     Filed as Exhibit 4.16 to
              dated as of October 26, 1999, by and     Registration Statement on
              between the Company and John E. Berndt   Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.12   Nonqualified Stock Option Agreement,     Filed as Exhibit 4.17 to
              dated as of October 27, 1998, by and     Registration Statement on
              between the Company and John E. Berndt   Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.13   Nonqualified Stock Option Agreement,     Filed as Exhibit 4.18 to
              dated as of February 28, 1997, by and    Registration Statement on
              between the Company and John E. Berndt   Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.14   Nonqualified Stock Option Agreement,     Filed as Exhibit 10.38 to
              dated as of July 25, 2001, by and        Form 10-K filed
              between the Company and Mitchell H.      December 21, 2001
              Saranow

      10.15   Nonqualified Stock Option Agreement,     Filed as Exhibit 10.39 to
              dated as of August 30, 2001, by and      Form 10-K filed
              between the Company and Richard D.       December 21, 2001
              Haning

      10.16   Advance Agreement dated as of            Filed as Exhibit 10.40 to
              October 9, 2001, by and between the      Form 10-K filed
              Company and DNIC Brokerage Company       December 21, 2001

      10.17   Nonqualified Stock Option Agreement,     Filed as Exhibit 10.41 to
              dated as of October 30, 2001, by and     Form 10-K filed
              between the Company and John E. Berndt   December 21, 2001

      10.18   Nonqualified Stock Option Agreement,     Filed as Exhibit 10.42 to
              dated as of October 30, 2001, by and     Form 10-K filed
              between the Company and Larry J. Ford    December 21, 2001

      10.19   Nonqualified Stock Option Agreement,     Filed as Exhibit 10.43 to
              dated as of October 30, 2001, by and     Form 10-K filed
              between the Company and Richard D.       December 21, 2001
              Haning

      10.20   Nonqualified Stock Option Agreement,     Filed as Exhibit 10.44 to
              dated as of October 30, 2001, by and     Form 10-K filed
              between the Company and Mitchell H.      December 21, 2001
              Saranow

      10.21   Amendment 1 dated June 20, 2002, to      Filed as Exhibit10.45 to
              the September 13, 2000 Agreement for     Form 10-Q filed
              the Purchase of Telular Fixed Telephony  August 14, 2002
              Digital Cellular Telephones among
              Telular Corporation, et.al. (1)

      10.22   Telular Corporation Non-employee         Filed herewith
              Directors' Stock Incentive Plan

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

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Telular Corporation

Date  February 14, 2003             By: /s/ Kenneth E. Millard
                                        -------------------------------------
                                        Kenneth E. Millard
                                        President & Chief Executive Officer

Date  February 14, 2003                 /s/ Jeffrey L. Herrmann
                                        -------------------------------------
                                        Jeffrey L. Herrmann
                                        Executive Vice President, Chief
                                        Operating Officer & Chief Financial
                                        Officer

Date  February 14, 2003                 /s/ Robert L. Zirk
                                        -------------------------------------
                                        Robert L. Zirk
                                        Controller & Chief Accounting Officer

                                 CERTIFICATIONS

I, Kenneth E. Millard, the Chairman and Chief Executive Officer of Telular Corporation (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") ; and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions) :

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

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
                                        By: /s/ Kenneth E. Millard
                                            ------------------------------------
                                            Kenneth E. Millard
                                            Chairman and Chief Executive Officer

I, Jeffrey L. Herrmann, Executive Vice President, Chief Operating Officer and Chief Financial Officer of Telular Corporation (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") ; and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions) :

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

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003
                                   By: /s/ Jeffrey L. Herrmann
                                       -----------------------------------------
                                       Jeffrey L. Herrmann
                                       Executive Vice President, Chief Operating
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

      3.4     Amendment No. 3 to Certificate           Filed as
              of Incorporation                         Exhibit 3.4 to
                                                       Form 10-Q filed
                                                       February 16, 1999

      3.5     Amendment No.4 to Certificate            Filed as
              of Incorporation                         Exhibit 3.5 to
                                                       Form 10-Q filed
                                                       February 16, 1999

      3.6     By-Laws                                  Filed as Exhibit 3.4 to
                                                       the Registration
                                                       Statement

      4.1     Certificate of Designations,             Filed as Exhibit 99.2
              Preferences, and Rights of               Form 8-K filed
              Series A Convertible Preferred           April 25, 1997
              Stock

      10.1    Employment Agreement with                Filed herewith
              Kenneth E. Millard dated
              January 1, 2003

      10.2    Stock Option Agreement with              Filed herewith
              Kenneth E. Millard dated
              January 28, 2003

      10.3    Appointment of Larry J. Ford             Filed as Exhibit 10.2
                                                       to Form 10-Q filed
                                                       May 1, 1995

      10.4    Settlement and Release of Claims         Filed as Exhibit 10.25
              Agreement with Motorola (1)              to Form 10-Q filed
                                                       February 14, 2001 (1)

      10.5    Agreement for the Purchase of Telular    Filed as Exhibit 10.1
              Fixed Telephony Digital Cellular         to Form 8-K filed
              Telephones Dated as of September 13,     September 13, 2000 (1)
              2000, among Telular Corporation,
              Radiomovil DIPSA, S.A. de C.V., and
              BrightStar de Mexico S.A. de C.V. (1)

      10.6    Nonqualified Stock Option Agreement,     Filed as Exhibit 4.9 to
              dated as of October 31, 2000, by and     Registration Statement on
              between the Company and Larry J. Ford    Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.7    Nonqualified Stock Option Agreement,     Filed as Exhibit 4.10 to
              dated as of October 26, 1999, by and     Registration Statement on
              between the Company and Larry J. Ford    Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.8    Nonqualified Stock Option Agreement,     Filed as Exhibit 4.11 to
              dated as of October 27, 1998, by and     Registration Statement on
              between the Company and Larry J. Ford    Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.9    Nonqualified Stock Option Agreement,     Filed as Exhibit 4.12 to
              dated as of February 28, 1997, by and    Registration Statement on
              between the Company and Larry J. Ford    Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.10   Nonqualified Stock Option Agreement,     Filed as Exhibit 4.15 to
              dated as of October 31, 2000, by and     Registration Statement on
              between the Company and John E. Berndt   Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.11   Nonqualified Stock Option Agreement,     Filed as Exhibit 4.16 to
              dated as of October 26, 1999, by and     Registration Statement on
              between the Company and John E. Berndt   Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.12   Nonqualified Stock Option Agreement,     Filed as Exhibit 4.17 to
              dated as of October 27, 1998, by and     Registration Statement on
              between the Company and John E. Berndt   Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.13   Nonqualified Stock Option Agreement,     Filed as Exhibit 4.18 to
              dated as of February 28, 1997, by and    Registration Statement on
              between the Company and John E. Berndt   Form S-8, Registration
                                                       No. 333-61970 filed
                                                       May 31, 2001

      10.14   Nonqualified Stock Option Agreement,     Filed as Exhibit 10.38 to
              dated as of July 25, 2001, by and        Form 10-K filed
              between the Company and Mitchell H.      December 21, 2001
              Saranow

      10.15   Nonqualified Stock Option Agreement,     Filed as Exhibit 10.39 to
              dated as of August 30, 2001, by and      Form 10-K filed
              between the Company and Richard D.       December 21, 2001
              Haning

      10.16   Advance Agreement dated as of            Filed as Exhibit 10.40 to
              October 9, 2001, by and between the      Form 10-K filed
              Company and DNIC Brokerage Company       December 21, 2001

      10.17   Nonqualified Stock Option Agreement,     Filed as Exhibit 10.41 to
              dated as of October 30, 2001, by and     Form 10-K filed
              between the Company and John E. Berndt   December 21, 2001

      10.18   Nonqualified Stock Option Agreement,     Filed as Exhibit 10.42 to
              dated as of October 30, 2001, by and     Form 10-K filed
              between the Company and Larry J. Ford    December 21, 2001

      10.19   Nonqualified Stock Option Agreement,     Filed as Exhibit 10.43 to
              dated as of October 30, 2001, by and     Form 10-K filed
              between the Company and Richard D.       December 21, 2001
              Haning

      10.20   Nonqualified Stock Option Agreement,     Filed as Exhibit 10.44 to
              dated as of October 30, 2001, by and     Form 10-K filed
              between the Company and Mitchell H.      December 21, 2001
              Saranow

      10.21   Amendment 1 dated June 20, 2002, to      Filed as Exhibit10.45 to
              the September 13, 2000 Agreement for     Form 10-Q filed
              the Purchase of Telular Fixed Telephony  August 14, 2002
              Digital Cellular Telephones among
              Telular Corporation, et.al. (1)

      10.22   Telular Corporation Non-employee         Filed herewith
              Directors' Stock Incentive Plan

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