Form 10-Q
period 2003-03-31
TELULAR CORP
filed 2003-05-15
CIK 915324

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2003.

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from __________ to __________.

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

The number of shares outstanding of the Registrant's common stock, par value $.01, as of March 31, 2003, the latest practicable date, was 12,820,421 shares.

                               TELULAR CORPORATION
                                      Index

Part I - Financial Information                                                       Page No.
                                                                                     --------
Item 1.  Financial Statements:

            Consolidated Balance Sheets
              March 31, 2003 (unaudited) and September 30, 2002                          3

            Consolidated Statements of Operations (unaudited)
               Three Months Ended March 31, 2003 and
              March 31, 2002                                                             4

            Consolidated Statements of Operations (unaudited)
               Six Months Ended March 31, 2003 and
              March 31, 2002                                                             5

           Consolidated Statement of Stockholders' Equity (unaudited)
               Period from September 30, 2002 to
              March 31, 2003                                                             6

            Consolidated Statements of Cash Flows (unaudited)
               Six Months Ended March 31, 2003 and
              March 31, 2002                                                             7

            Notes to the Consolidated Financial Statements                               8

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                       12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     15

Item 4.  Controls and Procedures                                                        16

Part II - Other Information

Item 1.  Legal Proceedings                                                              17

Item 2.  Changes in Securities and Recent Sales of Unregistered Securities              17

Item 4.  Submission of Matters to a Vote of Security Holders                            17

Item 6.  Exhibits and Reports on Form 8-K                                               18

Signatures                                                                              21

Certifications                                                                          22

Exhibit Index                                                                           24

                               TELULAR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                              March 31,           September 30,
                                                                                2003                  2002
                                                                             -----------          -------------
ASSETS                                                                       (Unaudited)
   Current assets:
      Cash  and cash equivalents                                             $   31,646             $  33,812
      Restricted cash                                                                 -                 3,789
      Trade receivables, net of allowance for doubtful accounts of
           $104 at March 31, 2003 and September 30, 2002                          7,241                 9,613
      Inventories, net                                                            9,863                 7,192
      Prepaid expenses and other current assets                                     803                   859
                                                                             ----------             ---------
   Total current assets                                                          49,553                55,265
   Property and equipment, net                                                    2,971                 3,328
   Other assets:
      Excess of cost over fair value of net assets acquired,
        less accumulated amortization of $2,342 at March 31, 2003
        and September 30, 2002                                                    2,554                 2,554
      Other intangible assets, less accumulated amortization of
        $875 and $625 at March 31, 2003 and September 20, 2002,
        respectively                                                                125                   375
      Deposits and other                                                            303                   303
                                                                             ----------             ---------
   Total other assets                                                             2,982                 3,232
                                                                             ----------             ---------
   Total assets                                                              $   55,506             $  61,825
                                                                             ==========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Trade accounts payable                                                 $    6,435             $   9,531
      Accrued liabilities                                                         1,415                 1,758
      Revolving line of credit                                                        -                 3,789
                                                                             ----------             ---------
   Total current liabilities                                                      7,850                15,078

   Stockholders' equity:
      Common stock; $.01 par value; 75,000,000 shares
        authorized; 12,820,421 and 12,882,866 outstanding
        at March 31, 2003 and September 30, 2002, respectively                      128                   129
      Additional paid-in capital                                                149,306               149,531
      Deficit                                                                  (101,778)             (102,913)
                                                                             ----------             ---------
   Total stockholders' equity                                                    47,656                46,747
                                                                             ----------             ---------
   Total liabilities and stockholders' equity                                $   55,506             $  61,825
                                                                             ==========             =========

                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                       Three Months Ended March 31,
                                                                         2003               2002
                                                                     -----------        -----------
Revenues                                                             $    13,788        $    19,217

Cost of sales                                                              9,856             13,643
                                                                     -----------        -----------
                                                                           3,932              5,574

Engineering and development expenses                                       1,814              1,644
Selling and marketing expenses                                             2,085              2,410
General and administrative expenses                                        1,057              1,219
Amortization                                                                 125                125
                                                                     -----------        -----------

Income (loss) from operations                                             (1,149)               176

Other income (expense), net                                                  (23)                35
                                                                     -----------        -----------

Income (loss) before income taxes                                         (1,172)               211

Income taxes, net of tax benefit                                               -                  -
                                                                     -----------        -----------

Net income (loss)                                                    $    (1,172)       $       211
                                                                     ===========        ===========

Net income (loss) per common share:

Basic                                                                $     (0.09)       $      0.02
Diluted                                                              $     (0.09)       $      0.02

Weighted average number of common shares outstanding:

Basic                                                                 12,810,327         12,856,301
Diluted                                                               12,810,327         13,014,722

                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                                       Six Months Ended March 31,
                                                                        2003               2002
                                                                     -----------        -----------
Revenues                                                             $    39,542        $    26,412

Cost of sales                                                             27,900             19,208
                                                                     -----------        -----------

                                                                          11,642              7,204

Engineering and development expenses                                       3,496              3,209
Selling and marketing expenses                                             4,147              4,253
General and administrative expenses                                        2,270              2,251
Amortization                                                                 250                250
                                                                     -----------        -----------

Income (loss) from operations                                              1,479             (2,759)

Other income (expense), net                                                 (344)               140
                                                                     -----------        -----------

Income (loss) before income taxes                                          1,135             (2,619)

Income taxes, net of tax benefit                                               -                  -
                                                                     -----------        -----------

Net income (loss)                                                    $     1,135        $    (2,619)
                                                                     ===========        ===========

Net income (loss) per common share:

Basic                                                                $      0.09        $     (0.20)
Diluted                                                              $      0.09        $     (0.20)

Weighted average number of common shares outstanding:

Basic                                                                 12,828,713         12,838,464
Diluted                                                               12,978,667         12,838,464

                             See accompanying notes

                               TELULAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    Additional                                 Total
                                                    Common           Paid-In                               Stockholders'
                                                    Stock            Capital               Deficit              Equity
                                                   --------         ----------          -----------        -------------
Balance at September 30, 2002                       $  129          $  149,531          $  (102,913)          $ 46,747

Net income for period from October 1,
  2002 to March 31, 2003                                 -                   -                1,135              1,135

Deferred compensation related
  to stock options                                       -                  70                    -                 70

Stock options exercised                                  -                  32                    -                 32

Stock issued in connection with
 services and compensation                               -                  78                    -                 78

Purchase of treasury stock, at cost                     (1)               (405)                   -               (406)

                                                ------------------------------------------------------------------------
Balance at March 31, 2003                           $  128           $ 149,306          $ (101,778)           $ 47,656
                                                ========================================================================


                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                         Six Months Ended March 31,
                                                                          2003               2002
                                                                        --------           --------
Operating Activities:
Net income (loss)                                                       $  1,135           $ (2,619)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities
   Depreciation                                                              641                646
   Amortization                                                              250                250
   Compensation expense related to
     stock options                                                            70                 70
   Common stock issued for services
     and compensation                                                         78                 85
   Loss on sale of short term investment                                       -                 15
   Changes in assets and liabilities:
       Trade receivables                                                   2,372             (7,777)
       Inventories                                                        (2,671)             1,609
       Prepaid expenses, deposits and other                                   56               (106)
       Trade accounts payable                                             (3,096)             1,958
       Accrued liabilities                                                  (343)               266
                                                                        --------           --------
Net cash used in operating activities                                     (1,508)            (5,603)

Investing Activities:
Proceeds from the sale of short term investment                                -                  1
Decrease (increase) in restricted cash                                     3,789               (789)
Acquisition of property and equipment                                       (284)              (505)
Advance to shareholder                                                         -               (750)
                                                                        --------           --------
Net cash provided by (used in) investing activities                        3,505             (2,043)
                                                                        --------           --------

Financing Activities:
Proceeds from the issuance of common stock                                    32                117
Borrowings, net                                                           (3,789)               789
Purchase of treasury stock, at cost                                         (406)                 -
                                                                        --------           --------
Net cash provided by (used in) financing activities                       (4,163)               906
                                                                        --------           --------

Net decrease in cash and cash equivalents                                 (2,166)            (6,740)

Cash and cash equivalents, beginning of period                            33,812             36,385
                                                                        --------           --------
Cash and cash equivalents, end of period                                $ 31,646           $ 29,645
                                                                        ========           ========

                             See accompanying notes

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
              (Unaudited, dollars in thousands, except share data)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

2.   Inventories

     The components of inventories consist of the following (000's):

                                                      March 31,    September 30,
                                                         2003          2002
                                                     -----------   -------------
                                                     (unaudited)
     Raw materials                                     $ 5,411        $ 4,066
     Finished goods                                      5,049          3,591
                                                       -------        -------
                                                        10,460          7,657
     Less: Reserve for obsolescence                        597            465
                                                       -------        -------
                                                       $ 9,863        $ 7,192
                                                       =======        =======

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

     Beginning on October 1, 2001, all royalties received by the Company for the benefit of DNIC will first be applied to amounts advanced to DNIC by the Company, and any remaining royalties will be paid to DNIC. The advances bear interest at the prime rate as published in the Wall Street Journal. In October and November 2001, the Company advanced a total of $750 to DNIC under the terms of this arrangement. On March 31, 2003 and September 30, 2002, the current portion of the outstanding balance of $250 was recorded in other current assets, and the long-term portion of the outstanding balance of $250, was recorded in other assets. DNIC is a shareholder of the Company, who as of December 6, 2002 held approximately 1.1 million shares of the Company's Common Stock.

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
              (Unaudited, dollars in thousands, except share data)

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

5.   Redeemable Preferred Stock and Preferred Stock

     On March 31, 2003 and September 30, 2002, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

6.   Stock Repurchase

     The Company's Board of Directors authorized the repurchase of up 1,000,000 shares of the Company's Common Stock commencing on November 6, 2002. As of March 31, 2003, the Company had acquired 106,213 shares at a total cost of $406.

7.   Stock Based Compensation

     Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards 148, "Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), which requires that pro forma information regarding net income, earnings per share and stock-based employee compensation be presented in interim financial information for any period in which stock-based employee awards are outstanding. No stock-based employee compensation expense is reflected in net income (loss), as all options granted had an exercise price equal to market value of the Common Stock on the date of grant.

     The Company's pro forma information is as follows:

                                                   Three Months Ended    Six Months Ended
                                                         March 31,          March 31,
                                                      2003      2002      2003     2002
                                                    -------    ------    -----   -------
     Net income (loss) as reported                  $(1,172)   $  211    $,135   $(2,619)
     Stock-based employee compensation expense
     determined under the fair value based method
     for all awards, net of related tax effects          95       367      190       733
                                                    -------    ------    -----   -------
     Pro forma net income (loss)                    $(1,267)   $ (156)   $ 945   $(3,352)
                                                    =======    ======    =====   =======

     Net income (loss) per share:
       Basic - as reported                          $ (0.09)   $ 0.02    $0.09   $ (0.20)
       Basic - pro forma                            $ (0.10)   $(0.01)   $0.07   $ (0.26)

       Diluted - as reported                        $ (0.09)   $ 0.02    $0.09   $ (0.20)
       Diluted - pro forma                          $ (0.10)   $(0.01)   $0.07   $ (0.26)

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
              (Unaudited, dollars in thousands, except share data)

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

     The following is a reconciliation of the weighted average number of common shares outstanding for the basic and diluted earnings per share computation:

                                                            Three Months Ended March 31,
                                                               2003             2002
                                                            -----------      -----------
     Net income (loss)                                      $(1,172,000)     $   211,000
                                                            ===========      ===========

     Weighted average number of common shares outstanding
              Basic                                          12,810,327       12,856,301
              Effect of dilutive employee stock options              --          158,421
                                                            -----------      -----------
              Diluted                                        12,810,327       13,014,722
                                                            ===========      ===========

     Net income (loss) per share
              Basic                                         $     (0.09)     $      0.02
              Diluted                                       $     (0.09)     $      0.02

                                                             Six Months Ended March 31,
                                                                2003             2002
                                                            -----------      -----------

     Net income (loss)                                      $ 1,135,000      $(2,619,000)
                                                            ===========      ===========

     Weighted average number of common shares outstanding
              Basic                                          12,828,713       12,838,464
              Effect of dilutive employee stock options         149,954               --
                                                            -----------      -----------
              Diluted                                        12,978,667       12,838,464
                                                            ===========      ===========

Net income (loss) per share
              Basic                                         $      0.09      $     (0.20)
              Diluted                                       $      0.09      $     (0.20)

9.   Segment Disclosures

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

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
              (Unaudited, dollars in thousands, except share data)

     Summarized below are the Company's segment revenue and net income (loss) by reportable segment:

                                       Six Months Ended
                                           March 31,
                                       2003        2002
                                     --------    --------
     Revenue
          Fixed Wireless Terminals   $ 33,199    $ 20,471
          Security Products             6,343       5,941
                                     --------------------
                                     $ 39,542    $ 26,412

     Net Income (Loss)
          Fixed Wireless Terminals   $  1,887    $ (2,024)
          Security Products              (752)       (595)
                                     --------------------
                                     $  1,135    $ (2,619)

     For the six months ended March 31, 2003, one customer, located in Mexico, accounted for 74% of the fixed wireless terminal net product sales and two customers, both located in the USA, accounted for 49% and 10% respectively, of the security products net product sales. For the six months ended March 31, 2002, two customers located in Mexico and Nigeria, accounted for 58% and 11%, respectively, of the fixed wireless terminal net product sales and two customers, both located in the USA, accounted for 51% and 9%, respectively of the security products net product sales.

     Export sales of fixed wireless terminals represent 90% and 89% of total fixed wireless net product sales for the first six months of fiscal years 2003 and 2002, respectively.

     Export sales of security products were insignificant for the first six months of fiscal years 2003 and 2002.

10.  Commitments

     In December 2002, the Company entered into an agreement with a third-party contractor whereby the contractor will develop and integrate new product hardware and software. The Company's total commitment under the agreement is $1.3 million, subject to the completion of certain project milestones with payments due in various amounts through July 14, 2003. The contractor may also receive additional compensation for early completion of the project as specified in the agreement. As of March 31, 2003, the Company had a commitment of $1.0 million remaining under the agreement.

11.  Subsequent Event

     On April 14, 2003, the Company acquired a fixed wireless CDMA subscriber unit license from QUALCOMM Inc. (QUALCOMM). The Company paid for the up-front license fee by agreeing to make cash installment payments and by issuing 166,309 shares of the Company's Common Stock.

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

Results of Operations

Second quarter fiscal year 2003 compared to second quarter fiscal year 2002

Revenues. Total revenue of $13.8 million decreased $5.4 million, or 28%, for the three months ended March 31, 2003 compared to the same period last year. PHONECELL(R) products sales of $10.7 decreased 34%, or $5.5 million, during the second quarter of fiscal year 2003 compared to the same period of fiscal year 2002. This decrease was the result of reduced shipments of desktop phones to Radiomovil Dipsa (Telcel) Mexico under the Company's supply agreement, as amended with Telcel. TELGUARD(R) revenues increased 5%, or $0.1 million, during the second quarter of fiscal year 2003 compared to the same period last year.

Cost of sales. Cost of sales decreased $3.8 million, or 28%, for the three months ended March 31, 2003 compared to the same period last year. Cost of sales for the second quarter of fiscal year 2003 of $9.9 million, or 71% of total revenue, compares to $13.6 million, or 71% of total revenue, for the second quarter of fiscal year 2002. The decrease in cost of sales during the second quarter of fiscal year 2003 is due primarily to the lower sales volume.

Engineering and Development Expenses. Engineering and development expenses increased $0.2 million, or 10% for the second quarter of fiscal year 2003 compared to the same period of fiscal year 2002. The increase is due primarily to the added expense from substantial investments in CDMA2000(R) 1XRTT products.

Selling and Marketing Expenses. Selling and marketing expenses for the second quarter of fiscal year 2003 decreased 13%, or $0.3 million, compared to the same period of fiscal year 2002. The decrease is due primarily to lower commission expense as a result of the lower sales volume.

General and Administrative Expenses (G&A). G&A for the three months ended March 31, 2003, decreased 13%, or $0.2 million, compared to the same period last year. The decrease consists primarily of lower performance bonuses based on reduced profitability.

Other Income. Other income for the second quarter of fiscal year 2003 decreased $0.1 million, compared to the same period during fiscal year 2002. The decrease is primarily due to lower interest income, as a result of lower interest rates compared to those for the same period last year.

Net income. The Company recorded net loss of $1.2 million for the three months ended March 31, 2003, compared to a net income of $0.2 million for the second quarter of last year. The decrease is primarily the result of the lower sales volume.

Net income per Common Share. Basic net loss per share of $(0.09) for the three months ended March 31, 2003, compares to basic net income per share of $0.02 for the same period last year. The decrease is primarily the result of the lower sales volume.

First six months of fiscal year 2003 compared to first six months of fiscal year 2002

Revenues. Total revenue of $39.5 million for the six months ended March 31, 2003 increased 50% from $26.4 million for the six months ended March 31, 2002. Sales of PHONECELL(R) products increased 62% from $20.5 million during the first six months of fiscal year 2002 to $33.2 million during the same period of fiscal year 2003. This increase was the result of a rise in shipments of desktop phones to Telcel under the Company's supply agreement with Telcel. TELGUARD(R) revenues increased 7% from $5.9 million during the six months ended March 31, 2002 to $6.3 million during the six months ended March 31, 2003.

Cost of sales. Cost of sales of $27.9 million increased 45%, or $8.7 million for the six months ended March 31, 2003 compared to the same period last year. Cost of sales for the first six months of fiscal year 2003 is 71% of total revenue, compared to 73% of total revenue for the same period last year. The increase in cost of sales during the first six months of fiscal year 2003 is primarily the result of the increase in sales volume. The decrease in cost of sales as a percentage of total revenue is attributable to the fact that the cost of sales includes certain fixed costs that do not change as total revenues increase.

Engineering and Development Expenses. Engineering and development expenses for the first six months of fiscal year 2003 increased 9%, or $0.3 million, compared to the same period of fiscal year 2002. The increase is due primarily to the added expense from substantial investments in CDMA2000(R) 1XRTT products.

Other Income. Other income during the first six months of fiscal year 2003 decreased by $0.5 million compared to the same period of fiscal 2002. The decrease is primarily due to lower interest income, as a result of lower interest rates compared to those for the same period last year.

Net Income (Loss). The Company recorded net income of $1.1 million for the first six months of fiscal year 2003 compared to a net loss of $2.6 million for the first six months of fiscal year 2002. The improvement is primarily the result of the increased sales volume.

Net income (loss) per Common Share. A basic net income per share of $0.09 for the first six months of fiscal year 2003 compares to a basic net loss per share of $0.20 for the first six months of fiscal year 2002. The improvement is primarily the result of the increased sales volume.

Liquidity and Capital Resources

On March 31, 2003, the Company had $31.6 million in cash and cash equivalents with a working capital surplus of $41.7 million.

During the first six months of fiscal year 2003, the Company used $1.5 million of cash in operations, compared to $5.6 million of cash used during the same period of fiscal year 2002, an improvement of $4.1 million. The improvement primarily resulted from the $3.8 million improvement in net income from fiscal year 2002 to fiscal year 2003.

Cash provided by investing activities of $3.5 million during the first six months of fiscal year 2003 compares to cash used of $2.0 million during the same period of fiscal year 2002. The amount for the first six months of fiscal year 2003 consists primarily of a $3.8 million decrease in restricted cash, which was used to repay the revolving line of credit (offset by the same amount of cash from financing activities). Investing activities also included capital spending for product testing equipment of $0.3 million during the first half of fiscal year 2003, which compares to $0.5 million for the same period of fiscal year 2002. Fiscal year 2002 investing activities also included $0.8 million in cash advanced against future royalties to a shareholder of the Company (See Note 3 to the Consolidated Financial Statements).

Cash used in financing activities of $4.2 million during the first half of fiscal year 2003 compares to $0.9 million of cash provided by financing activities during the same period of fiscal year 2002. The fiscal year 2003 amount consists primarily of $3.8 million used to repay the Company's revolving line of credit. This is compared to $0.8 million provided by borrowings under the same facility during the first half of fiscal year 2002 (each transaction is offset by the same amount of restricted cash from investing activities). The Company also used $0.4 million in cash for the purchase of treasury stock during the first half of fiscal year 2003 (See Note 6 to the Consolidated Financial Statements).

Based upon its current operating plan, the Company believes its existing capital resources will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The Company expects to maintain significant levels of cash reserves, which are required to undertake major product development initiatives, expand marketing and sales development worldwide, fund stock repurchases (See Note 6 to the Consolidated Financial Statements) and qualify for large sales opportunities.

The Company generally requires its foreign customers to prepay, to obtain letters of credit or to qualify for export credit insurance underwritten by third-party credit insurance companies prior to the Company making international shipments. Also, to mitigate the effects of currency fluctuations on the Company's results of operations, the Company conducts all of its international transactions in U.S. dollars.

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

Inventories

The Company values inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At March 31, 2003, and September 30, 2002, the inventory reserves were $0.6 million and $0.5 million, respectively. Changes in strategic direction, such as discontinuance of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

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

Based upon observed trends, the Company believes that the market for cellular FWTs will experience substantial growth over the next five years. The Company has identified significant growth opportunities in Africa, Brazil, China, Europe, India, Mexico, Venezuela and the USA. Each of these markets will develop at a different pace, and the sales cycles for these regions are likely to be several months or quarters. Further, economic conditions play an important role in the timing of market development for the Company's products. In connection with the present global economic slowdown, political uncertainties in Venezuela and the war in Iraq, the Company's prospects for continued growth have been accordingly reduced in the near term. However, as economic conditions improve, the Company is well positioned with a wide range of products to capitalize on these market opportunities.

The amount and frequency of product shipments to Telcel pursuant to the existing supply agreement depends on many factors, including market conditions in Mexico and Telcel's agreements with other suppliers. The outcome of pending and future negotiations for orders and the timing of shipments will have a significant impact on the Company's future revenues and profitability.

Forward Looking Information

Please be advised that some of the information in this filing presents the Company's intentions, beliefs, judgments and expectations of the future and are forward-looking statements. It is important to note that the Company's actual results could differ materially from these forward looking statements. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term-earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to the Company's 10-K for the fiscal year ended September 30, 2002, include the risk that technological change will render the Company's technology obsolete, the ability to protect intellectual property rights in its products, the fact that unfavorable economic conditions could lead to lower product sales, the risk of litigation, the Company's ability to develop new products, the Company's dependence on suppliers and contractors, the Company's reliance on a limited number of customers for most product sales, the Company's ability to maintain quality control, the risk of doing business in developing markets, the Company's dependence on research and development, the uncertainty of additional funding, dilution of ownership to stockholders resulting from financing activities, the volatility of the Common Stock price, intense industry competition including competition from its licensees and new market entrants with cellular phone docking station products and the uncertainty in the development of wireless service generally.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company frequently invests available cash and cash equivalents in short-term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of March 31, 2003.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. For international sales, the Company generally receives either payment prior to shipment or irrevocable letters of credit that are confirmed by U.S. banks to reduce its credit risk. Further, the Company may purchase credit insurance for significant open accounts outside of the United States. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

Item 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective.

Subsequent to the date of their most recent evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

Item 2. CHANGES IN SECURITIES AND RECENT SALES OF UNREGISTERED SECURITIES

Recent Sales of Unregistered Securities

During the three months ended March 31, 2003, the Company issued 9,189 shares of Common Stock valued at $20,754 to the law of firm of Much Shelist (formerly Hamman and Benn) for legal services. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on January 28, 2003. The number of shares issued and outstanding and entitled to vote was 12,818,424. There were present at said meeting, in person or by proxy, shareholders holding 12,571,158 shares of common stock, that is 98% of the stock outstanding, and entitled to vote, which constituted a quorum.

The following persons received a majority of the votes cast for Directors, specifically stated as:

                                               For          Withheld
Kenneth E. Millard                          11,908,659      662,499
John E. Berndt                              11,959,263      611,895
Larry J. Ford                               11,959,613      611,545
Daniel D. Giacopelli                        11,986,569      584,589
Richard D. Haning                           11,815,169      755,989
Mitchell H. Saranow                         12,144,407      426,751

The results of the vote to approve the Company's Non-Employee Directors' Stock Incentive Plan and the initial funding of the Plan with 300,000 shares of Common Stock for issuance of options and other permitted awards is as follows:

            For                   Against                Withheld
         11,477,144              1,065,070                28,944

All nominees for Director were elected and the Company's Non-Employee Directors' Stock Incentive Plan and related initial funding have been approved.

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

     3.4      Amendment No. 3 to Certificate                 Filed as
              of Incorporation                               Exhibit 3.4 to
                                                             Form 10-Q filed
                                                             February 16, 1999

     3.5      Amendment No.4 to Certificate                  Filed as
              of Incorporation                               Exhibit 3.5 to
                                                             Form 10-Q filed
                                                             February 16, 1999

     3.6      By-Laws                                        Filed as
                                                             Exhibit 3.4 to
                                                             the Registration
                                                             Statement

     4.1      Certificate of Designations, Preferences,      Filed as Exhibit 99.2
              and Rights of Series A Convertible Preferred   Form 8-K filed
              Stock                                          April 25, 1997

     10.1     Employment Agreement with                      Filed as Exhibit 10.1
              Kenneth E. Millard dated                       to Form 10-Q filed
              January 1, 2003                                February 14, 2003

     10.2     Stock Option Agreement with                    Filed as Exhibit 10.2
              Kenneth E. Millard dated                       to Form 10-Q filed
              January 28, 2003                               February 14, 2003

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

     10.21    Amendment 1 dated June 20, 2002, to the        Filed as Exhibit 10.45 to
              September 13, 2000 Agreement for the           Form 10-Q filed
              Purchase of Telular Fixed Telephony            August 14, 2002
              Digital Cellular Telephones among
              Telular Corporation, et.al. (1)

     10.22    Telular Corporation Non-employee               Filed as Exhibit 10.22
              Directors' Stock Incentive Plan                to Form 10-Q filed
                                                             February 14, 2003

     10.23    Telular Corporation Common Stock               Filed herewith
              Purchase Agreement dated April 14, 2003,
              by and among Telular Corporation and
              QUALCOMM Incorporated

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

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the three months ended March 31, 2003. The Company furnished a Form 8-K to report its earnings in a press release on April 24, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Telular Corporation
                                            -------------------

Date    May 15, 2003                   By:  /s/ Kenneth E. Millard
     ------------------------              -------------------------------------
                                            Kenneth E. Millard
                                            Chairman and Chief Executive Officer

Date    May 15, 2003                         /s/ Jeffrey L. Herrmann
     ------------------------              -------------------------------------
                                            Jeffrey L. Herrmann
                                            Executive Vice President, Chief
                                            Operating Officer and
                                            Chief Financial Officer

Date    May 15, 2003                         /s/ Robert L. Zirk
     ------------------------              -------------------------------------
                                            Robert L. Zirk
                                            Controller and Chief Accounting
                                            Officer

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

     b) evaluated the effectiveness of the Company's disclosure controls and procedures on March 31, 2003 (the "Evaluation Date"); and

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

Date: May 15, 2003                           /s/ Kenneth E. Millard
                                            ------------------------------------

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

     b) evaluated the effectiveness of the Company's disclosure controls and procedures on March 31, 2003 (the "Evaluation Date"); and

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

Date:  May 15, 2003                    /s/ Jeffrey L. Herrmann
                                       -----------------------

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

     3.4      Amendment No. 3 to Certificate                 Filed as
              of Incorporation                               Exhibit 3.4 to
                                                             Form 10-Q filed
                                                             February 16, 1999

     3.5      Amendment No.4 to Certificate                  Filed as
              of Incorporation                               Exhibit 3.5 to
                                                             Form 10-Q filed
                                                             February 16, 1999

     3.6      By-Laws                                        Filed as
                                                             Exhibit 3.4 to
                                                             the Registration
                                                             Statement

     4.1      Certificate of Designations, Preferences,      Filed as Exhibit 99.2
              and Rights of Series A Convertible Preferred   Form 8-K filed
              Stock                                          April 25, 1997

     10.1     Employment Agreement with                      Filed as Exhibit 10.1
              Kenneth E. Millard dated                       to Form 10-Q filed
              January 1, 2003                                February 14, 2003

     10.2     Stock Option Agreement with                    Filed as Exhibit 10.2
              Kenneth E. Millard dated                       to Form 10-Q filed
              January 28, 2003                               February 14, 2003

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

     10.21    Amendment 1 dated June 20, 2002, to the        Filed as Exhibit 10.45 to
              September 13, 2000 Agreement for the           Form 10-Q filed
              Purchase of Telular Fixed Telephony            August 14, 2002
              Digital Cellular Telephones among
              Telular Corporation, et.al. (1)

     10.22    Telular Corporation Non-employee               Filed as Exhibit 10.22
              Directors' Stock Incentive Plan                to Form 10-Q filed
                                                             February 14, 2003

     10.23    Telular Corporation Common Stock               Filed herewith
              Purchase Agreement dated April 14, 2003,
              by and among Telular Corporation and
              QUALCOMM Incorporated

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