Form 10-Q
period 2003-06-30
TELULAR CORP
filed 2003-08-14
CIK 915324

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003.

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

                           Yes  |X|      No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

                           Yes           No  |X|

The number of shares outstanding of the Registrant's common stock, par value $.01, as of June 30, 2003, the latest practicable date, was 12,945,937 shares.

                               TELULAR CORPORATION
                                      Index

Part I - Financial Information                                          Page No.

Item 1.  Financial Statements:

            Consolidated Balance Sheets
              June 30, 2003 (unaudited) and September 30, 2002              3

            Consolidated Statements of Operations (unaudited)
               Three Months Ended June 30, 2003 and
              June 30, 2002                                                 4

            Consolidated Statements of Operations (unaudited)
               Nine Months Ended June 30, 2003 and
              June 30, 2002                                                 5

           Consolidated Statement of Stockholders' Equity (unaudited)
               Period from September 30, 2002 to
              June 30, 2003                                                 6

            Consolidated Statements of Cash Flows (unaudited)
               Nine Months Ended June 30, 2003 and
              June 30, 2002                                                 7

            Notes to the Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       15

Part II - Other Information

Item 1.  Legal Proceedings                                                 17

Item 2.  Changes in Securities and Recent Sales of Unregistered Securities 17

Item 6.  Exhibits and Reports on Form 8-K                                  18

Signatures                                                                 21

Exhibit Index                                                              22

                               TELULAR CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                        June 30,    September 30,
                                                                          2003          2002
                                                                       ---------     ---------
ASSETS                                                                (Unaudited)
   Current assets:
       Cash and cash equivalents                                       $  27,187     $  33,812
       Restricted cash                                                        --         3,789
       Trade receivables, net of allowance for doubtful accounts of
             $104 at June 30, 2003 and September 30, 2002                  7,197         9,613
       Inventories, net                                                   10,176         7,192
       Prepaid expenses and other current assets                             748           859
                                                                       ---------     ---------
   Total current assets                                                   45,308        55,265
   Property and equipment, net                                             3,729         3,328
   Other assets:
       Excess of cost over fair value of net assets acquired,
         less accumulated amortization of $2,342 at June 30, 2003
         and September 30, 2002                                            2,554         2,554
       Other intangible assets, less accumulated amortization of
         $0 and $625 at June 30, 2003 and September 20, 2002,
         respectively                                                      3,000           375
       Deposits and other                                                     53           303
                                                                       ---------     ---------
   Total other assets                                                      5,607         3,232
                                                                       ---------     ---------
   Total assets                                                        $  54,644     $  61,825
                                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Trade accounts payable                                          $   4,538     $   9,531
       Accrued liabilities                                                 2,414         1,758
       Revolving line of credit                                               --         3,789
                                                                       ---------     ---------
   Total current liabilities                                               6,952        15,078

   Long-term liabilities                                                   1,000            --

                                                                       ---------     ---------
   Total liabilities                                                       7,952        15,078
                                                                       ---------     ---------

   Stockholders' equity:
       Common stock; $.01 par value; 75,000,000 shares
         authorized; 12,945,937 and 12,882,866 outstanding
         at June 30, 2003 and September 30, 2002, respectively               129           129
       Additional paid-in capital                                        150,161       149,531
       Deficit                                                          (103,598)     (102,913)
                                                                       ---------     ---------
   Total stockholders' equity                                             46,692        46,747
                                                                       ---------     ---------
   Total liabilities and stockholders' equity                          $  54,644     $  61,825
                                                                       =========     =========

                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                           Three Months Ended June 30
                                                             2003             2002
                                                         ------------     ------------
Revenues                                                 $     12,132     $     15,625

Cost of sales                                                   8,642           11,129
                                                         ------------     ------------

                                                                3,490            4,496

Engineering and development expenses                            1,974            1,514
Selling and marketing expenses                                  2,136            2,051
General and administrative expenses                             1,103            1,120
Amortization                                                      125              125
                                                         ------------     ------------

Loss from operations                                           (1,848)            (314)

Other income (expense), net                                        28              (86)
                                                         ------------     ------------

Loss before income taxes                                       (1,820)            (400)

Income taxes, net of tax benefit                                   --               --
                                                         ------------     ------------

Net loss                                                 $     (1,820)    $       (400)
                                                         ============     ============

Net loss per common share:

Basic                                                    $      (0.14)    $      (0.03)
Diluted                                                  $      (0.14)    $      (0.03)

Weighted average number of common shares outstanding:

Basic                                                      12,941,070       12,876,043
Diluted                                                    12,941,070       12,876,043

                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Dollars in thousands, except share data)
                                   (Unaudited)

                                                          Nine Months Ended June 30,
                                                             2003             2002
                                                         ------------     ------------
Revenues                                                 $     51,673     $     42,037

Cost of sales                                                  36,542           30,337
                                                         ------------     ------------

                                                               15,131           11,700

Engineering and development expenses                            5,470            4,723
Selling and marketing expenses                                  6,283            6,304
General and administrative expenses                             3,372            3,371
Amortization                                                      375              375
                                                         ------------     ------------

Loss from operations                                             (369)          (3,073)

Other income (expense), net                                      (316)              54
                                                         ------------     ------------

Loss before income taxes                                         (685)          (3,019)

Income taxes, net of tax benefit                                   --               --
                                                         ------------     ------------

Net loss                                                 $       (685)    $     (3,019)
                                                         ============     ============

Net loss per common share:

Basic                                                    $      (0.05)    $      (0.23)
Diluted                                                  $      (0.05)    $      (0.23)

Weighted average number of common shares outstanding:

Basic                                                      12,866,166       12,850,990
Diluted                                                    12,866,166       12,850,990

                             See accompanying notes

                               TELULAR CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                 Additional                   Total
                                      Common      Paid-In                  Stockholders'
                                       Stock      Capital       Deficit       Equity
                                      -------    ----------    ----------  -------------
Balance at September 30, 2002          $ 129     $ 149,531     $(102,913)    $ 46,747

Net loss for period from October 1,
      2002 to June 30, 2003               --            --          (685)        (685)

Deferred compensation related
  to stock options                        --           106            --          106

Stock options exercised                   --            39            --           39

Stock issued in connection with
 services and compensation                --            79            --           79

Stock issued in connection with
 license agreement                         2           998            --        1,000

Purchase of treasury stock, at cost       (2)         (592)           --         (594)

                                      -----------------------------------------------
Balance at June 30, 2003               $ 129     $ 150,161     $(103,598)    $ 46,692
                                      ===============================================

                             See accompanying notes

                               TELULAR CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                     Nine Months Ended June 30,
                                                         2003         2002
                                                       --------     --------
Operating Activities:
Net loss                                               $   (685)    $ (3,019)
Adjustments to reconcile net loss to
 net cash used in operating activities
   Depreciation                                             962        1,036
   Amortization                                             375          375
   Compensation expense related to
     stock options                                          106          105
   Common stock issued for services
     and compensation                                        79          190
   Loss on sale of short term investment                     --          303
   Changes in assets and liabilities:
       Trade receivables                                  2,416         (661)
       Inventories                                       (2,984)       2,622
       Prepaid expenses, deposits and other                 361          (38)
       Trade accounts payable                            (4,993)      (4,103)
       Accrued liabilities                                1,656         (537)
                                                       --------     --------
Net cash used in operating activities                    (2,707)      (3,727)

Investing Activities:
Proceeds from the sale of short term investment              --            3
Decrease (increase) in restricted cash                    3,789         (789)
Acquisition of property and equipment                    (1,363)        (632)
Advance to shareholder                                       --         (500)
Acquisition of license and technology                    (2,000)          --
                                                       --------     --------
Net cash provided by (used in) investing activities         426       (1,918)
                                                       --------     --------

Financing Activities:
Proceeds from the issuance of common stock                   39          118
Borrowings, net                                          (3,789)         789
Purchase of treasury stock, at cost                        (594)          --
                                                       --------     --------
Net cash provided by (used in) financing activities      (4,344)         907
                                                       --------     --------

Net decrease in cash and cash equivalents                (6,625)      (4,738)

Cash and cash equivalents, beginning of period           33,812       36,385
                                                       --------     --------
Cash and cash equivalents, end of period               $ 27,187     $ 31,647
                                                       ========     ========

Supplemental cash flow information
Non-cash item
Stock issued in connection with license agreement         1,000           --

                             See accompanying notes

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
              (Unaudited, dollars in thousands, except share data)

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2003. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

2.    Inventories

      The components of inventories consist of the following (000's):

                                                      June 30,     September 30,
                                                       2003            2002
                                                      --------     -------------
                                                    (unaudited)
Raw materials                                         $ 7,002         $ 4,066
Finished goods                                          4,053           3,591
                                                      -------         -------
                                                       11,055           7,657
Less: Reserve for obsolescence                            879             465
                                                      -------         -------
                                                      $10,176         $ 7,192
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

      Beginning on October 1, 2001, all royalties received by the Company for the benefit of DNIC will first be applied to amounts advanced to DNIC by the Company, and any remaining royalties will be paid to DNIC. The advances bear interest at the prime rate as published in the Wall Street Journal. In October and November 2001, the Company advanced a total of $750 to DNIC under the terms of this arrangement. On June 30, 2003 and September 30, 2002, the current portion of the outstanding balance of $326 and $250, respectively, were recorded in other current assets. On September 30, 2002, the long-term portion of the outstanding balance of $250, was recorded in other assets. DNIC is a shareholder of the Company, who as of December 6, 2002 held approximately 1.1 million shares of the Company's Common Stock.

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
              (Unaudited, dollars in thousands, except share data)

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

5.    Redeemable Preferred Stock and Preferred Stock

      On June 30, 2003 and September 30, 2002, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

6.    Stock Repurchase

      The Company's Board of Directors authorized the repurchase of up 1,000,000 shares of the Company's Common Stock commencing on November 6, 2002. As of June 30, 2003, the Company had acquired 148,553 shares at a total cost of $594.

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

      The Company's pro forma information is as follows:

                                                           Three Months Ended                  Nine Months Ended
                                                                 June 30,                           June 30,
                                                             2003            2002             2003             2002
                                                           --------         -------         --------         --------
Net income (loss) as reported                              $ (1,820)        $  (400)        $   (685)        $ (3,019)
Plus employee stock option expense
  recorded under the intrinsic method                            36              35              106              105
Less stock-based employee compensation
  expense determined under the fair value based
  method for all awards, net of related tax effects             246             367              812            1,100
                                                           --------         -------         --------         --------
Pro forma net income (loss)                                $ (2,030)        $  (732)        $ (1,391)        $ (4,014)
                                                           ========         =======         ========         ========

Net income (loss) per share:
  Basic - as reported                                      $  (0.14)        $ (0.03)        $  (0.05)        $  (0.23)
  Basic - pro forma                                        $  (0.16)        $ (0.06)        $  (0.11)        $  (0.31)

  Diluted - as reported                                    $  (0.14)        $ (0.03)        $  (0.05)        $  (0.23)
  Diluted - pro forma                                      $  (0.16)        $ (0.06)        $  (0.11)        $  (0.31)

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
              (Unaudited, dollars in thousands, except share data)

8.    Issuance of Common Stock

      On April 14, 2003, the Company acquired a fixed wireless CDMA subscriber unit license from QUALCOMM Inc. (QUALCOMM). The Company paid for the up-front license fee by agreeing to make cash installment payments and by issuing 166,309 shares of the Company's Common Stock. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as it did not involve a public offering of securities. The Company subsequently filed a registration statement on Form S-3 under the Securities Act of 1933, which was declared effective by the Securities and Exchange Commission on June 11, 2003.

9.    Earnings Per Share

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

      The following is a reconciliation of the weighted average number of common shares outstanding for the basic and diluted earnings per share computation:

                                                            Three Months Ended June 30,
                                                               2003             2002
                                                            ----------       ----------
Net loss                                                    $   (1,820)      $     (400)
                                                            ==========       ==========

Weighted average number of common shares outstanding
         Basic                                              12,941,070       12,876,043
         Effect of dilutive employee stock options                  --               --
                                                            ----------       ----------
         Diluted                                            12,941,070       12,876,043
                                                            ==========       ==========

Net loss per share
         Basic                                              $    (0.14)      $    (0.03)
         Diluted                                            $    (0.14)      $    (0.03)

Nine Months Ended June 30,

                                                                  2003             2002

Net loss                                                    $     (685)      $   (3,019)
                                                            ==========       ==========

Weighted average number of common shares outstanding
         Basic                                              12,866,166       12,850,990
         Effect of dilutive employee stock options                  --               --
                                                            ----------       ----------
         Diluted                                            12,866,166       12,850,990
                                                            ==========       ==========

Net loss per share
         Basic                                              $    (0.05)      $    (0.23)
         Diluted                                            $    (0.05)      $    (0.23)

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
              (Unaudited, dollars in thousands, except share data)

10.   Segment Disclosures

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

      Summarized below are the Company's segment revenue and net income (loss) by reportable segment:

                                                        Nine Months Ended
                                                             June 30,
                                                       2003              2002
                                                     --------          --------
Revenue
     Fixed Wireless Terminals                        $ 42,207          $ 32,934
     Security Products                                  9,466             9,103
                                                     --------------------------
                                                     $ 51,673          $ 42,037

Net Income (Loss)
     Fixed Wireless Terminals                        $    398          $ (2,400)
     Security Products                                 (1,083)             (619)
                                                     --------------------------
                                                     $   (685)         $ (3,019)

      For the nine months ended June 30, 2003, one customer, located in Mexico, accounted for 60% of the fixed wireless terminal net product sales and two customers, both located in the USA, accounted for 47% and 11% respectively, of the security products net product sales. For the nine months ended June 30, 2002, one customer located in Mexico, accounted for 54% of the fixed wireless terminal net product sales and two customers, both located in the USA, accounted for 52% and 9% respectively, of the security products net product sales.

      Export sales of fixed wireless terminals represent 87% and 89% of total fixed wireless net product sales for the first nine months of fiscal years 2003 and 2002, respectively.

      Export sales of security products were insignificant for the first nine months of fiscal years 2003 and 2002.

11.   Commitments

      In December 2002, the Company entered into an agreement with a third-party contractor whereby the contractor will develop and integrate new product hardware and software. The Company's total commitment under the agreement is $1.3 million, subject to the completion of certain project milestones. The contractor may also receive additional compensation for early completion of the project as specified in the agreement. As of June 30, 2003, the Company had a commitment of $1.0 million remaining under the agreement.

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

Results of Operations

Third quarter fiscal year 2003 compared to third quarter fiscal year 2002

Revenues. Total revenue of $12.1 million decreased $3.5 million, or 22%, for the three months ended June 30, 2003, compared to the same period last year. PHONECELL(R) products sales of $9.0 decreased 27%, or $3.3 million, during the third quarter of fiscal year 2003, compared to the same period of fiscal year 2002. This decrease was the result of reduced shipments of desktop phones to Radiomovil Dipsa (Telcel) Mexico under the Company's supply agreement, as amended with Telcel. TELGUARD(R) revenues of $3.1 million decreased 3%, or $0.1 million, during the third quarter of fiscal year 2003 compared to the same period last year. Royalty revenues decreased 100%, or $0.1 million, during the third quarter of fiscal year 2003 compared to the same period last year.

Cost of sales. Cost of sales decreased $2.5 million, or 22%, for the three months ended June 30, 2003 compared to the same period last year. Cost of sales for the third quarter of fiscal year 2003 of $8.6 million, or 71% of total revenue, compares to $11.1 million, or 71% of total revenue, for the third quarter of fiscal year 2002. The decrease in cost of sales during the second quarter of fiscal year 2003 is due primarily to lower sales volume.

Engineering and Development Expenses. Engineering and development expenses increased $0.5 million, or 30% for the third quarter of fiscal year 2003 compared to the same period of fiscal year 2002. The increase is due primarily to the added expense from substantial investments in CDMA2000(R) 1XRTT products.

Other Income (Expense). Other income of $0.0 million for the third quarter of fiscal year 2003 compares to other expense of $0.1 million for the same period last year. The improvement is primarily the result of the elimination of interest expense, which occurred as a result of the repayment of the Company's credit line agreement in December 2002.

Net loss. The Company recorded net loss of $1.8 million for the three months ended June 30, 2003, compared to a net loss of $0.4 million for the third quarter of last year. The decrease is primarily the result of lower sales volume.

Net loss per Common Share. Basic net loss per share of $0.14 for the three months ended June 30, 2003 compares to basic net loss per share of $0.03 for the same period last year. The decrease is primarily the result of lower sales volume.

First nine months of fiscal year 2003 compared to first nine months of fiscal year 2002

Revenues.Total revenues of $51.7 million for the nine months ended June 30, 2003 increased 23% from $42.0 million for the nine months ended June 30, 2002. Sales of PHONECELL(R) products increased 29% from $32.8 million during the first nine months of fiscal year 2002 to $42.2 million during the first nine months of fiscal year 2003. This increase was the result of a rise in shipments of desktop phones to Telcel under the Company's supply agreement with Telcel. TELGUARD(R) revenues increased $0.4 million, or 4% from $9.1 million during the nine months ended June 30, 2002 to $9.5 million during the nine months ended June 30, 2003. Royalty revenues decreased 100%, or $0.1 million, during the first nine months of fiscal year 2003 compared to the same period last year.

Cost of sales. Cost of sales of $36.5 million increased 20%, or $6.2 million for the nine months ended June 30, 2003 compared to the same period last year. Cost of sales for the first nine months of fiscal year 2003 is 71% of total revenue, compared to 72% of total revenue for the same period last year. The increase in cost of sales during the first nine months of fiscal year 2003 is primarily the result of the increase in sales volume. The decrease in cost of sales as a percentage of total revenue is attributable to the fact that the cost of sales includes certain fixed costs that do not change as total revenues increase.

Engineering and Development Expenses. Engineering and development expenses for the first nine months of fiscal year 2003 of $5.5 million increased 16%, or $0.7 million, compared to the same period of fiscal year 2002. The increase is due primarily to the added expense from substantial investments in CDMA2000(R) 1XRTT products.

Other Income (Expense). Other income (expense) during the first nine months of fiscal year 2003 decreased by $0.4 million compared to the same period of fiscal 2002. The decrease is primarily due to lower interest income, as a result of lower interest rates compared to those for the same period last year.

Net Loss. The Company recorded net loss of $0.7 million for the first nine months of fiscal year 2003 compared to a net loss of $3.0 million for the first nine months of fiscal year 2002. The improvement is primarily the result of increased sales volume.

Net loss per Common Share. A basic net loss per share of $0.05 for the first nine months of fiscal year 2003 compares to a basic net loss per share of $0.23 for the first nine months of fiscal year 2002. The improvement is primarily the result of increased sales volume.

Liquidity and Capital Resources

On June 30, 2003, the Company had $27.2 million in cash and cash equivalents with a working capital surplus of $37.4 million.

During the first nine months of fiscal year 2003, the Company used $2.7 million of cash in operations, compared to $3.7 million of cash used during the same period of fiscal year 2002. The improvement primarily resulted from the $2.3 million reduction in net loss from fiscal year 2002 to fiscal year 2003.

Cash provided by investing activities of $0.4 million during the first nine months of fiscal year 2003 compares to cash used of $1.9 million during the same period of fiscal year 2002. The amount for the first nine months of fiscal year 2003 includes a $2.0 million use of cash for the acquisition of licenses and technology (partially offset by an increase in accrued liabilities). The first nine months of fiscal year 2003 also includes cash provided by a $3.8 million decrease in restricted cash, which was used in financing activities to repay the revolving line of credit. The first nine months of last year includes a use of cash of $0.8 million due to an increase in restricted cash from the financing activity of net borrowings. Investing activities also included capital spending for product software and product testing equipment of $1.4 million during the first nine months of fiscal year 2003, which compares to $0.6 million for the same period of fiscal year 2002. Fiscal year 2002 investing activities also included $0.5 million in net cash advanced against future royalties to a shareholder of the Company (See Note 3 to the Consolidated Financial Statements).

Cash used in financing activities of $4.3 million during the first nine months of fiscal year 2003 compares to $0.9 million of cash provided by financing activities during the same period of fiscal year 2002. The fiscal year 2003 amount consists primarily of $3.8 million used to repay the Company's revolving line of credit. This is compared to $0.8 million provided by borrowings under the same facility during the first half of fiscal year 2002 (each transaction is offset by the same amount of restricted cash from investing activities). The Company also used $0.6 million in cash for the purchase of treasury stock during the first half of fiscal year 2003 (See Note 6 to the Consolidated Financial Statements).

The first nine months of fiscal year 2003 also included a non-cash transaction for the issuance of stock for a portion of the acquisition cost of a fixed wireless CDMA unit subscriber license.

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

Inventories

The Company values inventories at lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method, including material, labor and factory overhead. Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At June 30, 2003, and September 30, 2002, the inventory reserves were $0.9 million and $0.5 million, respectively. Changes in strategic direction, such as discontinuance of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

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

Based upon observed trends, the Company believes that the market for cellular FWTs will experience substantial growth over the next five years. The Company has identified significant growth opportunities in Africa, Brazil, China, Europe, India, Mexico, Venezuela and the USA. Each of these markets will develop at a different pace, and the sales cycles for these regions are likely to be several months or quarters. Further, economic conditions play an important role in the timing of market development for the Company's products. In connection with the present global economic slowdown, political uncertainties in Venezuela and the war on terror, the Company's prospects for continued growth have been accordingly reduced in the near term. However, as economic conditions improve, the Company is well positioned with a wide range of products to capitalize on these market opportunities.

The amount and frequency of product shipments to Telcel depends on many factors, including market conditions in Mexico and Telcel's agreements with other suppliers. The outcome of pending and future negotiations for orders and the timing of shipments will have a significant impact on the Company's future revenues and profitability.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company frequently invests available cash and cash equivalents in short-term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of June 30, 2003.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. For international sales, the Company generally receives either payment prior to shipment or irrevocable letters of credit that are confirmed by U.S. banks to reduce its credit risk. Further, the Company may purchase credit insurance for all significant open accounts outside of the United States. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in legal proceedings, which arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on the Company's consolidated results of operation or financial position. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company's financial position and results of operations.

Item 2. Changes in Securities and Recent Sales of Unregistered Securities

Recent Sales of Unregistered Securities

During the three months ended June 30, 2003, the Company issued 547 shares of Common Stock valued at $1,942 to the law of firm of Much Shelist (successor firm to Hamman & Benn) for legal services. These issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as they did not involve a public offering of securities.

On April 14, 2003, the Company acquired a fixed wireless CDMA subscriber unit license from QUALCOMM Inc. (QUALCOMM). The Company paid for the up-front license fee by agreeing to make cash installment payments and by issuing 166,309 shares of the Company's Common Stock. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as it did not involve a public offering of securities. The Company subsequently filed a registration statement on Form S-3 under the Securities Act of 1933, which was declared effective by the Securities and Exchange Commission on June 11, 2003.

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

 10.6     Amendment 1 dated June 20, 2002, to the             Filed as Exhibit 10.45 to
          September 13, 2000 Agreement for the                Form 10-Q filed
          Purchase of Telular Fixed Telephony                 August 14, 2002
          Digital Cellular Telephones among
          Telular Corporation, et.al. (1)

10.7       Nonqualified Stock Option Agreement,                Filed as Exhibit 4.9 to
           dated as of October 31, 2000, by and                Registration Statement on
           between the Company and Larry J. Ford               Form S-8, Registration
                                                               No. 333-61970 filed
                                                               May 31, 2001

10.8       Nonqualified Stock Option Agreement,                Filed as Exhibit 4.10 to
           dated as of October 26, 1999, by and                Registration Statement on
           between the Company and Larry J. Ford               Form S-8, Registration
                                                               No. 333-61970 filed
                                                               May 31, 2001

10.9       Nonqualified Stock Option Agreement,                Filed as Exhibit 4.11 to
           dated as of October 27, 1998, by and                Registration Statement on
           between the Company and Larry J. Ford               Form S-8, Registration
                                                               No. 333-61970 filed
                                                               May 31, 2001

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

10.13      Nonqualified Stock Option Agreement,                Filed as Exhibit 10.38 to
           dated as of July 25, 2001, by and                   Form 10-K filed
           between the Company and Mitchell H. Saranow         December 21, 2001

10.14      Nonqualified Stock Option Agreement,                Filed as Exhibit 10.39 to
           dated as of August 30, 2001, by and                 Form 10-K filed
           between the Company and Richard D. Haning           December 21, 2001

10.15      Advance Agreement dated as of                       Filed as Exhibit 10.40 to
           October 9, 2001, by and between the                 Form 10-K filed
           Company and DNIC Brokerage Company                  December 21, 2001

10.16      Nonqualified Stock Option Agreement,                Filed as Exhibit 10.41 to
           dated as of October 30, 2001, by and                Form 10-K filed
           between the Company and John E. Berndt              December 21, 2001

10.17      Nonqualified Stock Option Agreement,                Filed as Exhibit 10.42 to
           dated as of October 30, 2001, by and                Form 10-K filed
           between the Company and Larry J. Ford               December 21, 2001

10.18      Nonqualified Stock Option Agreement,                Filed as Exhibit 10.43 to
           dated as of October 30, 2001, by and                Form 10-K filed
           between the Company and Richard D. Haning           December 21, 2001

10.19      Nonqualified Stock Option Agreement,                Filed as Exhibit 10.44 to
           dated as of October 30, 2001, by and                Form 10-K filed
           between the Company and Mitchell H. Saranow         December 21, 2001

10.20      Telular Corporation Non-employee                    Filed as Exhibit 10.22
           Directors' Stock Incentive Plan                     to Form 10-Q filed
                                                               February 14, 2003

10.21      Telular Corporation Common Stock                    Filed as Exhibit 10.23
           Purchase Agreement dated April 14, 2003,            to Form 10-Q filed
           by and among Telular Corporation and                May 15, 2003
           QUALCOMM Incorporated

 99.1      Certification Pursuant to 18                        Filed herewith
           U.S.C. Section 1350 as Adopted
           Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

 99.2      Certification Pursuant to 18                        Filed herewith
           U.S.C. Section 1350 as Adopted
           Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002

(1) Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).

(b)   Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended June 30, 2003. The Company furnished a report on Form 8-K to report its earnings in a press release on April 24, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Telular Corporation


Date August 14, 2003                    By: /s/ Kenneth E. Millard
                                           -------------------------------------
                                           Kenneth E. Millard
                                           Chairman and Chief Executive Officer


Date August 14, 2003                    /s/ Jeffrey L. Herrmann
                                        ----------------------------------------
                                        Jeffrey L. Herrmann
                                        Executive Vice President,
                                        Chief Operating Officer
                                        and Chief Financial Officer


Date August 14, 2003                    /s/ Robert L. Zirk
                                        ----------------------------------------
                                        Robert L. Zirk
                                        Controller and Chief Accounting Officer

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

10.6     Amendment 1 dated June 20, 2002, to the             Filed as Exhibit 10.45 to
         September 13, 2000 Agreement for the                Form 10-Q filed
         Purchase of Telular Fixed Telephony                 August 14, 2002
         Digital Cellular Telephones among
         Telular Corporation, et.al. (1)

10.7     Nonqualified Stock Option Agreement,                Filed as Exhibit 4.9 to
         dated as of October 31, 2000, by and                Registration Statement on
         between the Company and Larry J. Ford               Form S-8, Registration
                                                             No. 333-61970 filed
                                                             May 31, 2001

10.8     Nonqualified Stock Option Agreement,                Filed as Exhibit 4.10 to
         dated as of October 26, 1999, by and                Registration Statement on
         between the Company and Larry J. Ford               Form S-8, Registration
                                                             No. 333-61970 filed
                                                             May 31, 2001
10.9     Nonqualified Stock Option Agreement,                Filed as Exhibit 4.11 to
         dated as of October 27, 1998, by and                Registration Statement on
         between the Company and Larry J. Ford               Form S-8, Registration
                                                             No. 333-61970 filed
                                                             May 31, 2001

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

10.13    Nonqualified Stock Option Agreement,                Filed as Exhibit 10.38 to
         dated as of July 25, 2001, by and                   Form 10-K filed
         between the Company and Mitchell H. Saranow         December 21, 2001

10.14    Nonqualified Stock Option Agreement,                Filed as Exhibit 10.39 to
         dated as of August 30, 2001, by and                 Form 10-K filed
         between the Company and Richard D. Haning           December 21, 2001

10.15    Advance Agreement dated as of                       Filed as Exhibit 10.40 to
         October 9, 2001, by and between the                 Form 10-K filed
         Company and DNIC Brokerage Company                  December 21, 2001

10.16    Nonqualified Stock Option Agreement,                Filed as Exhibit 10.41 to
         dated as of October 30, 2001, by and                Form 10-K filed
         between the Company and John E. Berndt              December 21, 2001

10.17    Nonqualified Stock Option Agreement,                Filed as Exhibit 10.42 to
         dated as of October 30, 2001, by and                Form 10-K filed
         between the Company and Larry J. Ford               December 21, 2001

10.18    Nonqualified Stock Option Agreement,                Filed as Exhibit 10.43 to
         dated as of October 30, 2001, by and                Form 10-K filed
         between the Company and Richard D. Haning           December 21, 2001

10.19    Nonqualified Stock Option Agreement,                 Filed as Exhibit 10.44 to
         dated as of October 30, 2001, by and                Form 10-K filed
         between the Company and Mitchell H. Saranow         December 21, 2001

10.20    Telular Corporation Non-employee                    Filed as Exhibit 10.22
         Directors' Stock Incentive Plan                     to Form 10-Q filed
                                                             February 14, 2003

10.21    Telular Corporation Common Stock                    Filed as Exhibit 10.23
         Purchase Agreement dated April 14, 2003,            to Form 10-Q filed
         by and among Telular Corporation and                May 15, 2003
         QUALCOMM Incorporated

99.1     Certification Pursuant to 18                        Filed herewith
         U.S.C. Section 1350 as Adopted
         Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

99.2     Certification Pursuant to 18                        Filed herewith
         U.S.C. Section 1350 as Adopted
         Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

(1) Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).