Form 10-Q/A
period 2003-06-30
TELULAR CORP
filed 2003-11-14
CIK 915324

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the period ended June 30, 2003, is being made in order to revise Item 4 of Part 1, the list of Exhibits, the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1 and 31.2) and the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibits 32.1 and 32.2) to incorporate amendments set forth in the Securities and Exchange Commission's Release No. 33-8238. These revisions update the text of Item 4, the list of Exhibits, and the certifications from our original filing on August 14, 2003.

Except for the items described above, none of the information contained in our original filing on Form 10-Q has been updated, modified or revised. The remainder of our original report on Form 10-Q is included herein for the convenience of the reader.

                               TELULAR CORPORATION
                                      Index

Part I - Financial Information                                          Page No.

Item 1.  Financial Statements:

            Consolidated Balance Sheets
              June 30, 2003 (unaudited) and September 30, 2002              3

            Consolidated Statements of Operations (unaudited)
               Three Months Ended June 30, 2003 and
              June 30, 2002                                                 4

            Consolidated Statements of Operations (unaudited)
               Nine Months Ended June 30, 2003 and
              June 30, 2002                                                 5

           Consolidated Statement of Stockholders' Equity (unaudited)
               Period from September 30, 2002 to
              June 30, 2003                                                 6

            Consolidated Statements of Cash Flows (unaudited)
               Nine Months Ended June 30, 2003 and
              June 30, 2002                                                 7

            Notes to the Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        15

Item 4:  Controls and Proceedures                                          16

Part II - Other Information

Item 1.  Legal Proceedings                                                 17

Item 2.  Changes in Securities and Recent Sales of Unregistered Securities 17

Item 6.  Exhibits and Reports on Form 8-K                                  17

Signatures                                                                 21

Exhibit Index                                                              22

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Securities and Exchange Commission.

Subsequent to the date of their most recent evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

 31.1      Certification Pursuant to Section 302               Filed herewith
           of the Sarbanes-Oxley Act of 2002

 31.2      Certification Pursuant to Section 302               Filed herewith
           of the Sarbanes-Oxley Act of 2002

 32.1      Certification Pursuant to 18                        Furnished
           U.S.C. Section 1350 as Adopted
           Pursuant to Section 906 of the
           Sarbanes-Oxley Act of 2002

 32.2      Certification Pursuant to 18                        Furnished
           U.S.C. Section 1350 as Adopted
           Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002

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

                                        Telular Corporation


Date November 14, 2003                  By: /s/ Kenneth E. Millard
                                           -------------------------------------
                                           Kenneth E. Millard
                                           Chairman and Chief Executive Officer


Date November 14, 2003                  /s/ Jeffrey L. Herrmann
                                        ----------------------------------------
                                        Jeffrey L. Herrmann
                                        Executive Vice President,
                                        Chief Operating Officer
                                        and Chief Financial Officer


Date November 14, 2003                  /s/ Robert L. Zirk
                                        ----------------------------------------
                                        Robert L. Zirk
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

31.1     Certification Pursuant to Section 302               Filed herewith
         of the Sarbanes-Oxley Act of 2002

31.2     Certification Pursuant to Section 302               Filed herewith
         of the Sarbanes-Oxley Act of 2002

32.1     Certification Pursuant to 18                        Furnished
         U.S.C. Section 1350 as Adopted
         Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

32.2     Certification Pursuant to 18                        Furnished
         U.S.C. Section 1350 as Adopted
         Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

(1) Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).