Form 10-K
period 2003-09-30
TELULAR CORP
filed 2003-12-19
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            _X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2003

                                       or

          ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     As of December 5, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $68,650,957* (based upon the closing sales price of such stock as reported by the NASDAQ National Market on such date).

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The number of shares outstanding of the registrant's Common Stock as of December 5, 2003, the latest practicable date, was 12,963,918 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended September 30, 2003 are incorporated by reference in Part III of this Form 10-K.

     * Excludes the Common Stock held by Named Executive Officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at December 5, 2003. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

Background
Telular Corporation designs, develops, manufactures and markets products based on its proprietary interface technologies. These products provide the capability to connect standard telecommunications equipment, including standard telephones, fax machines, data modems and alarm panels with wireless communication networks in the cellular and PCS frequency bands (collectively cellular). We refer to this concept as Cellular Fixed Wireless. Telular has roots stretching back to 1986 when it acquired the intellectual property rights for its cellular interface concept and methodology. These patents cover not only circuitry, but also the core concept and principles underlying the use of an intelligent interface device in conjunction with cellular-type transceivers and systems. In the ensuing years, Telular has not only added to its patent portfolio, but has done so while establishing a worldwide customer base in over 130 countries. In nearly every part of the world that has a cellular network, Telular products can be found delivering solutions from basic voice needs to sophisticated applications.

Addressing the needs of basic voice, fax, data and security, Telular's business segments are divided across two primary product lines: PHONECELL(R), a line of cellular Fixed Wireless Terminals and cellular Fixed Wireless Phones (collectively Fixed Wireless Terminals or FWTs), and TELGUARD(R), a line of Wireless Security Products. Refer to the financial statement footnotes for financial information about the business segments.

Telular's vision is to enable the use of existing cellular wireless networks for applications other than mobile voice. In developing countries where wired telephone service is not readily available or reliable, Telular products provide local access and other value-added applications. In the developed world Telular products release both enterprises and residences from the wireline network where competitive, economic and regulatory conditions allow. Telular will provide products for existing and next generation networks to meet the simple premise of providing fixed connectivity to people and places using existing wireless networks.

COMPANY STRATEGY
Wireless Local Loop (WLL) is the foundation business for Telular. It is this technique that defines our core value proposition.

In developing countries where wireline service is deficient or non-existent, our products provide basic telephone service over existing cellular networks as well as new networks being constructed to expand telephone service in those countries.

The developed world, including the US and Western Europe, has the luxury of choice when it comes to telecommunications services. Digitization, capacity improvements, high-speed data, and boundary-less roaming have contributed to the success that wireless operators have enjoyed through the late 1990's. Pervasive network coverage and lower airtime rates are driving consumers to increased wireless usage in all parts of their lives, both professional and personal. As a result, some consumers are beginning to abandon their wired phone service altogether in favor of wireless service.

After years of steady growth, wireless carriers are experiencing a slow down in mobile subscriber growth and revenue growth. As a result of this trend and those described below, many wireless carriers are considering campaigns to displace wired phone service in order to expand their revenue base. A market of replacing wired phone service with wireless phone service is evolving in Europe's business sector, and is beginning to emerge in the residential sector in the US.

For our business, success in these developed markets is a long sought after goal. To date, the majority of our revenue has come from the international theater. However, the larger and more significant opportunities for revenue are in Western Europe and North America. We believe the trends are in our favor. In particular, in the US the recent regulatory requirement for wireline-to-wireless local number portability has removed a significant obstacle to the adoption of fixed wireless service by consumers.

Wireline-to-wireless local number portability may prove to be an industry-changing catalyst to bring fixed wireless to prominence in the developed world. Allowing a customer to retain his or her telephone number when changing from a wireline to a wireless system makes such a switch significantly more customer-friendly and may encourage carriers to expand their marketing and development efforts in this direction. Telular products are well suited to support fixed wireless applications. Although most programs are in their early stages, Telular is actively involved in consulting, providing product samples, and driving the direction of cellular fixed wireless adoption in the USA and Europe.

Telular's strategy is to continue to pursue each of the markets and regions we serve throughout the world. Our 17 years in this industry have shown us that our products can serve needs common to all markets as well as individual needs required by each region.

Wireless network operators and their distribution partners are increasingly sharing our vision that cellular systems in both developed and developing countries have matured in coverage and quality for use as basic telephone service networks. Key trends and enablers fueling the worldwide adoption of cellular fixed wireless programs include the following:

     o    Decreasing airtime rates and terminal equipment costs;

     o Rapid deployment of next generation digital networks that provide greater voice capacity and higher data speeds;

     o Acceptance by consumers of cellular wireless service as reliable, cost effective telecommunications service;

     o Multiple local or regional cellular operators in a region vying for the same number of subscriber usage minutes per month;

     o Recent slowdown in growth rates for mobile telephony reflecting approaching market saturation;

     o Growing recognition of an expanded value chain for the delivery of applications using the cellular networks;

     o Recognition by wireless carriers of the enormous potential for capturing wireline minutes as a way to further grow wireless revenue; and

     o Government regulation, such as wireline-to-wireless local number portability, that facilitates wireline and wireless competition for the benefit of consumers.

TARGET MARKETS AND PRODUCT APPLICATIONS
Telular's international revenues are derived primarily from the sale of PHONECELL(R) FWTs. Domestic revenues are driven by the sale of both TELGUARD(R) Wireless Security Products and PHONECELL(R) FWTs.

With the trends noted earlier and the general interest in wireline replacement, we are intentionally focusing an increasing number of resources - marketing, sales and engineering - toward developed countries. These include, but are not limited to, the United States, the United Kingdom, Europe and Australia.

The following are descriptions of the applications for our technology, divided into new or Emerging Applications and Traditional Applications.

Emerging Applications

     o    Wireline Replacement
     o    Wireless Office
     o    Wireless Communications Center

Wireline Replacement

Wireline Replacement refers to using cellular fixed wireless service and PHONECELL(R) products as a substitute for fixed line service in markets where wired phone service is readily available. Consumers may select this alternative because it can be more cost effective than maintaining separate wired and mobile services. This choice gives the consumer the option to bundle fixed and mobile services with a single carrier. Telular's products are well-suited to Wireline Replacement because of our ability to emulate the "wired" experience while communicating over the wireless network. Telular FWTs enable voice, fax, and data services which are basic requirements for true Wireline Replacement.

Wireless Office
Wireless Office recognizes the wireless network both as a transport mechanism and as a full service network with features optimized for subscribers that are located together or located remotely. Enterprises choosing wireless as an alternative means of communication gain benefits in the ability to select wireless or wireline calls by using a PHONECELL(R) FWT as an alternative to a wired trunk line connected to a PBX (Private Branch Exchange). In addition, some enterprises are choosing to replace the PBX function altogether, using a combination of fixed wireless phones and mobile phones. In this case, the wireless network serves as the communications path and provides the switching.

Wireless Communications Center
Many consumers today maintain both mobile phone numbers and residential numbers. This raises the question of how to easily handle mobile calls in the home or office as the lines of personal and professional pursuits become increasingly blurred. While mobile handsets can be convenient for reaching people in the mobile environment, they are less practical in the home or office. The challenge is to enable both seamlessly without creating complication. To address this growing need, the PHONECELL(R) FWT - anchored to a physical location - can be used to support incoming calls dialed to either the PHONECELL(R) phone number or the phone number of any number of mobile phones wirelessly attached or "docked" to the PHONECELL(R) by ringing standard home phones using existing home wiring. In this fashion, the user receives calls to the mobile handset on the regular home equipment, which combines the convenience of being reached at any location on a mobile phone and the comfort of using the home telephone equipment while at home.

Traditional Applications

     o    Wireless Basic Telephone Service
     o    Wireless Security Products
     o    Least Cost Routing (LCR)
     o    Machine-to-Machine Communications
     o    Cellular Public Phones
     o    Portable Cellular Access
     o    Disaster Recovery/Emergency Back-up Services

Wireless Basic Telephone Service
Wireless basic telephone service, also referred to as Wireless Local Loop or WLL, provides primary telephone service where wireline systems are unavailable, unreliable or uneconomical. Deployed in rural areas of developed nations and in developing nations where there is inadequate wireline infrastructure, PHONECELL(R) FWTs provide the vital "last mile" solution in both urban and rural areas. Rapid deployment on existing cellular telecommunications systems provides the most cost-effective means of primary telephone service.

Wireless Security Products
Most security systems rely on wireline phone service for their primary mode of communication. Unfortunately, wireline service has certain vulnerabilities that have created a need for a reliable and cost-effective communications path. Wireline phone service can be rendered inoperative for many reasons, including weather, accidents and intentionally cut lines. TELGUARD(R) products permit a security system to automatically switch to the cellular network in the event of a telephone failure, enabling alarms to be transmitted, uninterrupted. As cellular airtime rates fall, networks switch over to digital and coverage becomes ubiquitous, employing cellular as the primary communications path has become a growth opportunity for security firms and wireless operators.

Least Cost Routing

Least Cost Routing is a growth market for us as more countries are legalizing the ability to take advantage of favorable tariff rates. Driving the bottom line through cost-cutting measures is a crucial part of managing any business. Increased business telecommunications needs and the cost of providing essential services to workers are incentives for installing PHONECELL(R) FWTs with PBX and Voice over Internet Protocol (VoIP) systems to provide lower cost telecommunications services. Corporate and enterprise customers are able to effectively manage call flow to and from wireless subscribers using the most economical means available.

Machine-to-Machine Communications (M2M)
Machine-to-Machine communications is a field where human intervention is eliminated or not required in favor of machines managing two-way information flow, diagnostics and alarms. Although telemetry and remote monitoring are spread across numerous vertical applications, this is a growth area for Telular products. Where two-way communications are required to monitor and control remotely deployed equipment, PHONECELL(R) FWTs are used to emulate wireline service for simple connection to wireline telemetry equipment. Familiar applications in this field include pipelines, railroad switches and utility equipment.

Cellular Public Phones
Public Calling Offices are businesses dedicated to providing communications services where people cannot afford a phone, but can afford to make a call. Working behind the scenes, our FWT is responsible for making the connection to the outside world. To the user, the phone call is transparent regardless of network used. In these businesses the proprietor charges customers for making calls.

One of the key drivers behind providing communications in public areas is the expense and oftentimes delay in providing wired service. Although the public payphone business has declined domestically, internationally the public payphone business is growing. Telular's FWTs are sold to payphone suppliers who embed the FWT in housings for use in the familiar public phone booth and for temporary deployment at public events such as the Olympic Games.

Portable Cellular Access
Portable cellular access is different from the personal communications use we typically associate with the cellular industry. Markets that use Telular for portable wireless dial tone and data for mobile settings such as emergency vehicles, delivery trucks, marine vessels, recreational vehicles, trains and radio/television broadcast trucks. While these niches are diverse in the services they deliver, the common thread is the Telular PHONECELL(R) FWT providing vital voice, fax and data communications capability anywhere there is wireless coverage. Unlike typical mobile phones, PHONECELL(R) FWTs are sometimes outfitted with optional higher gain antennas to improve signal strength, enabling standard telephone, fax and computer equipment to be used while on the go.

Disaster Recovery and Emergency Back-Up Services
Recent world events have highlighted the need for rapidly deployed reliable communications. In the event of a natural or man-made disaster where primary communications networks are knocked out, emergency response teams setting up localized wireless networks use PHONECELL(R) and TELGUARD(R) products to quickly restore vital communications to affected areas. Our products are installed in hospitals, schools, financial institutions, airports, emergency response centers, public service centers and utility companies.

TECHNOLOGY

Core Technology
Integral to our ability to deliver product innovations is patented technology defining an intelligent interface (the Invention) enabling ordinary telecommunications equipment to operate on standard cellular and PCS wireless networks. Bridging the gap between wireline customer premises equipment and cellular networks, the Invention provides Telular's products with the "look and feel" of the wireline network, providing critical communications and security needs in a variety of environments. The lack of dial tone on the wireless network is a key difference from the wireline network. Generation of standard dial tone, along with off-hook signal detection and other common wireline signals are key benefits provided by our products. Additionally, the Invention avoids the need for a "send" key by automatically generating a "send" signal to the cellular transceiver when all digits have been dialed. Again, the goal is to provide, with wireless service, the familiar "look and feel" to the user of wireline service. As wireless network protocols continue to evolve, Telular is poised to incorporate this core technology into a variety of innovative solutions to meet the challenge of the expanding base of market driven applications.

Interface Technology
Hardware design in the form of printed circuit boards and proprietary software comprise the core technology in our products. The nature of the Invention lends itself to a licensing arrangement in order that other companies can build upon its innovation. In most cases, royalty fees are received. However, most of our revenues have been generated through the sale of finished products.

RESEARCH AND DEVELOPMENT AND PRODUCT LINES
Fundamental to our continued success is a strategy encompassing strong investment in technology, product design, and applications development. Our underlying value proposition is in the intelligent interface that brings the "look and feel" of wireline to the wireless realm. Surrounding that essential premise is the obligation to innovate and integrate basic necessities such as voice, fax, data and security into our products. Currently the only company in the Cellular Fixed Wireless industry that supports AMPS, TDMA, CDMA, and GSM technologies, Telular has built core competency in designing and building radios, gaining considerable flexibility in controlling design, designing for cost reduction, and delivering superior performance. We have the ability to utilize in-house radio design or third party radio modules to fit our needs.

An important trend captivating the wireless industry is the view that networks are transport mechanisms for novel applications and solutions. Because our products are a key element of wireless networks, Telular plays a role in responding to the customized needs of our carrier customers. Accordingly, an increasing effort on the part of our research and development staff is spent designing, building and testing applications that are specific to key customers or targeted toward vertical markets. Because the core development of the PHONECELL(R) SX5, Telular's next generation platform, is complete, our staff can quickly mobilize to incorporate value-added features in the platform to enable Wireline Replacement and other customer-specific differentiators to meet ever shortening time-to-market demands.

As a company, we are committed to delivering solutions for today's networks, while investing in technology advancements for the constantly evolving wireless arena. With GPRS (General Packet Radio Service) and CDMA2000(R) 1X solutions firmly in place, we expect to build on our product portfolio in fiscal year 2004 with new applications for our GSM product line, new SX5 based CDMA models, and GSM- and CDMA-based digital security solutions.

The following details fiscal year 2003 and anticipated areas of product delivery and research in fiscal year 2004.

GSM (Global System for Mobile Communications) - GSM coverage continues to expand worldwide and our commitment to this technology has resulted in several new developments being incorporated into the PHONECELL(R) SX5 GSM family of products. With GPRS standard, the SX5 - both desktop and terminal units - offers high-speed packet data targeted to data oriented customers and telemetry applications. In fiscal year 2003, Telular developed new technology providing for the delivery of new applications enabled by the SX5 platform including PBX Extension and Trunk, multi-language support, telemetry, and Personal LCR (Least Cost Routing). Of significant note is the implementation of 850MHz band into this product line. With the introduction of the GSM/GPRS 850/1900MHz dual band products, Telular boasts the world's first (and currently only) 850/1900MHz dual band cellular fixed wireless product.

The expectation for fiscal year 2004 is continued investment in applications utilizing the SX5 platform, such as Wireless Office and Wireless Communications Center. Wireless network operators worldwide are beginning to invest in new technologies (e.g., adaptive multi-rate, "AMR") that increase their capacity for new revenue streams. Accordingly, we expect to incorporate these technologies which increase the capacity of the existing GSM networks, as well as make plans to implement EDGE (Enhanced Data Rate for GSM Evolution) and WCDMA (Wide-band
CDMA) into our GSM product portfolio.

CDMA (Code Division Multiple Access) - The evolution from cdmaOne(TM) to CDMA2000(R) is occurring rapidly in North and South America, Eastern Europe, Africa, and across Asia. With mounting worldwide coverage, CDMA2000(R) is a major investment and core strategy for Telular. Significant investment in research and development for CDMA2000(R) products delivered the PHONECELL(R) SX4P CDMA2000(R) 1X dual band fixed wireless phone in fiscal year 2003. This new product supports voice, text messaging and high-speed packet data. For Wireline Replacement, Wireless Communications Center and many of the traditional applications, the PHONECELL(R) SX4T CDMA2000(R) 1X terminal - also introduced in September 2003 - underscores our ability to successfully deliver products the market demands. As a licensee of QUALCOMM's CDMA technology, we expect to further strengthen our commitment to this growing technology.

In fiscal year 2004, Telular plans to unveil the PHONECELL(R)SX5 CDMA2000(R) 1X fixed wireless phone and terminal. With capabilities similar to its PHONECELL(R) SX5 GSM counterparts, we expect these new additions to our broad product portfolio to support multiple configurations required to meet a varied and demanding worldwide customer base. In addition, we expect the PHONECELL(R) SX5 CDMA2000(R) 1X products to establish a beachhead in North America by supporting GPS (Global Positioning System) for 911 service and hearing impaired requirements. As the company further examines the evolution of CDMA technology, CDMA2000(R) EV-DO (Evolution Data Only) and CDMA2000(R) EV-DV (Evolution Data and Voice) are key areas of investigation. Both offer even higher speed packet data and, in the case of EV-DV, increased efficiency for both voice and data utilization.

TELGUARD(R) - Security is a top of mind topic for many, and a top priority for Telular's research and development team. As network operators expand digital coverage at the expense of AMPS (Advanced Mobile Phone System) capacity, we have strengthened our investment in the security space by developing a GSM-based TELGUARD(R) TG-5. The platform approach promoted in the PHONECELL(R) SX5 products provided important synergies in the development of the TG-5, enabling significant reuse of both hardware and software architectures across the two product lines. Set to launch in early fiscal year 2004, the TG-5 is cutting edge technology that can be used as either a primary or secondary (backup) secure communications system. Because of TG-5's role in providing primary and backup communications it supports ordinary voice calls, SMS text messaging, supplementary services such as Caller ID, Call Forwarding, Multiparty Call Features, and many other features. Additionally, a CDMA version of TG-5 is slated for development in fiscal year 2004.

SALES, MARKETING SERVICE AND SUPPORT

International Sales
Wireless systems are increasingly connecting more people together throughout the world. Fixed Wireless has contributed to this success by bringing dial tone and other wireline functionality to places where basic voice calls were not possible. Telular believes that international coverage coupled with "feet-on-the-street" is crucial to generate new sales. Our global sales and marketing teams comprise industry professionals with many years experience in wireless. To cover key markets such as Africa, Asia, Europe, Latin America, the Middle East, and the USA, we have established regional sales offices in Atlanta, Georgia; Beijing, China; Johannesburg, South Africa; London, England; Mexico City, Mexico; Miami, Florida; Singapore and Vernon Hills, Illinois. These markets include significant customers such as Radiomovil Dipsa Mexico, which accounted for approximately $28,165 (45%) of Telular's total revenues. In addition, Telular has built strong relationships with distributors and value-added resellers in a number of markets. We believe that our ability to provide on-site customer technical assistance and support is a key competitive advantage for us, and each of our regional offices are staffed to provide this important service.

Domestic USA Sales
The domestic market has traditionally been characterized by vertical market sales using our PHONECELL(R) and TELGUARD(R) products for specific niche applications. New applications such as Wireline Replacement and Wireless Communications Center have emerged in fiscal year 2003 that provide opportunity for large-scale growth in the domestic market. In the USA, Telular markets PHONECELL(R) and TELGUARD(R) products through its sales groups in Vernon Hills, Illinois and Atlanta, Georgia, respectively. In the USA, Telular is focusing on developing Wireline Replacement, Wireless Communications Center, M2M and other vertical markets and appropriate distribution channels. Telular's TELGUARD(R) line is marketed almost exclusively in the USA. Primary customers are security system installation companies and security system distributors.

Service and Support

Telular believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the cellular telecommunications equipment industry. Telular offers warranty and repair service for its products through three primary methods: (1) advance replacement kits shipped with orders, (2) in-house service and technical support technicians and engineers at its Vernon Hills, Illinois and Hauppauge, New York facilities, as well as at regional sales offices, and (3) authorized third-party service centers in various regions of the world.

QUALCOMM RELATIONSHIP
In April 2003, Telular entered into a Fixed Wireless CDMA Subscriber Unit License Agreement with QUALCOMM Incorporated (QUALCOMM). Under the terms of the license, Telular has been granted a worldwide and nonexclusive license to make (and have made), import and use subscriber units for Fixed Wireless using QUALCOMM's Intellectual Property. Telular has also entered into a Software Agreement, which gives us access to QUALCOMM proprietary software; and a Manufacturing and Supply Agreement, which allows Telular to purchase integrated circuits manufactured by QUALCOMM. Under the terms of the license, Telular has granted QUALCOMM a worldwide and nonexclusive limited license to Telular's Intellectual Property for specific products.

QUALCOMM is a leader in developing and delivering innovative digital wireless communications products and services based on CDMA 2000(R) digital technology. Telular's relationship with QUALCOMM, also gives us access to QUALCOMM's technical and marketing resources.

SONY ERICSSON RELATIONSHIP
Under a 2002 supply agreement with Sony Ericsson Mobile Communications (SEMC), Telular purchases TDMA digital cellular transceivers for its PHONECELL(R) SX4 TDMA Fixed Wireless Terminals and Desktop Phones. SEMC is a joint venture formed in 2001 between Ericsson Radio Systems AB of Sweden (Ericsson) and Sony Corporation. SEMC was our largest supplier in both 2002 and 2003.

In 1997, Telular entered into a non-exclusive limited field of use patent license agreement with Ericsson. Telular receives a per-unit royalty for fixed wireless terminal products covered under this agreement that are manufactured and marketed by Ericsson. Telular competes directly with Ericsson in markets where Ericsson offers GSM digital cellular FWT products, but not on products incorporating the TDMA digital cellular standard.

AXESSTEL RELATIONSHIP
In 2001, Telular entered into an OEM supply agreement with Axesstel, Inc., a San Diego-based manufacturer of CDMA products, for the supply of Telular-labeled PHONECELL(R) Fixed Wireless Terminals based on the CDMA standard. At the same time, Telular and Axesstel entered into a non-exclusive, limited field of use patent license agreement allowing Axesstel to incorporate our Invention into their products. Both agreements were terminated in February 2003.

MOTOROLA RELATIONSHIP
In 1990, Telular entered into a cross-license agreement with Motorola, Inc. (Motorola), under which Telular licensed to Motorola certain rights to manufacture, sell and use its Invention. The cross-license agreement allows Telular to use Motorola's transceivers in its products. Using the Invention, Motorola sells fixed cellular products, and other companies purchase Motorola's interface for inclusion in their own fixed cellular products. Telular receives a per unit royalty for any products sold that are covered by its patents. Motorola is a competitor with Telular for analog AMPS and digital CDMA products both domestically and internationally.

In 1999, Telular entered into a five year OEM distribution agreement whereby Telular distributed FWT products made by Motorola, Inc. for the CDMA cellular radio standard. The Motorola products utilized Telular's Invention and Motorola paid a royalty on each unit that Motorola sold to customers other than Telular. In 2000, Motorola announced the discontinuance of its CDMA fixed wireless products. In 2001, Telular and Motorola agreed to terminate the OEM agreement. Terms of the settlement included a payment by Motorola of accelerated royalties of $5 million.

In 1993, Telular entered into an agreement with Motorola, whereby Motorola acquired a significant ownership interest in Telular, agreed to pay Telular royalties on sales of cellular fixed wireless products and obtained the right to representation on Telular's Board of Directors. Motorola, after dilution due to the issuance of additional shares of common stock by

Telular owned approximately 9.4% of the outstanding shares of Telular until August of 2001. In August 2001, Motorola sold its holdings in Telular to a private investor. Motorola also relinquished its right to representation on Telular's Board of Directors, as well as its right of first refusal on any tender offer for Telular.

During fiscal year 2003, Telular continued to source analog cellular transceivers from Motorola for some of its TELGUARD(R) products. Motorola also continued to pay Telular royalties on sales of its analog cellular fixed wireless products.

MANUFACTURING
Fabrication of Telular's products is accomplished through a combination of in-house assembly and contract manufacturing. Contract manufacturers make and test printed circuit boards for Telular. The final assembly of PHONECELL(R) and TELGUARD(R) products is performed at our facility in Vernon Hills, Illinois, and by contract manufacturers in Mexico and China.

Telular has developed proprietary testing equipment and procedures to conduct comprehensive quality control and quality assurance throughout the manufacturing and assembly process. Quality programs are a high priority at Telular and our Vernon Hills facility is ISO 9001:2000 certified. Telular's quality assurance department works closely with contract manufacturers, which are also ISO certified, to ensure compliance to the strict quality standards we enforce.

Telular contracts with a variety of suppliers to buy several critical components of its products, including certain cellular transceivers.

EXECUTIVE OFFICERS
The executive officers of Telular and their ages as of December 1, 2003 are as follows:

Name                   Age   Position
-------------------------------------------------------------------------------
Kenneth E. Millard      56   Chairman of the Board, Chief Executive Officer and
                             President
Daniel D. Giacopelli    45   Executive Vice President and Chief Technology
                             Officer
Jeffrey L. Herrmann     38   Executive Vice President, Chief Operating Officer,
                             Chief Financial Officer and Secretary
Daniel C. Wonak         55   Senior Vice President, Marketing

Kenneth E. Millard was elected Chairman of the Board in October 2001, and is currently Chairman, CEO and President of Telular. Mr. Millard previously served as a director, President and Chief Executive Officer of Telular since April 1996. Previously, Mr. Millard served as President and Chief Operating Officer of Oncor Communications, based in Bethesda, Maryland from 1992 to 1996. He worked for Ameritech from 1982 to 1992 where he served as President and Chief Executive Officer of Michigan Bell Telephone Company from 1989 to 1992. Prior to 1989, he held the positions of Senior Vice President of Corporate Strategy for three years and Senior Vice President and General Counsel of Ameritech for four years. From 1972 to 1982, Mr. Millard worked for AT&T and Wisconsin Bell as an attorney. Mr. Millard is currently a member of the Board of Directors of Digi International and Omnitech Inc.

Daniel D. Giacopelli has served as a director, Executive Vice President and Chief Technology Officer of Telular since October 1997. Mr. Giacopelli founded and was President and Chief Executive Officer of Wireless Domain, Incorporated from September 1995 to November 1997. Prior to that time, Mr. Giacopelli was Director of Engineering of the Wireless Group of Telephonics Corporation from 1987 to 1995. Prior to 1987, Mr. Giacopelli was President and CEO of Valinor Electronics, Inc.

Jeffrey L. Herrmann has served as Executive Vice President, COO, CFO and Secretary since December 1999. Prior to that he served as Senior Vice President, CFO and Secretary since July 1997. Mr. Herrmann had previously been Corporate Controller of Telular since April 1997. Prior to that Mr. Herrmann held financial management positions with Bell & Howell Company (1994-1997) and R.R. Donnelley & Sons Company (1992-1994). Mr. Herrmann began his career in public accounting in 1987.

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

EMPLOYEES
The Company has 160 employees, of which 39% are in sales and marketing, 23% in manufacturing, 28% in engineering and product development and 10% in finance and administration. None of the Company's employees are represented by organized labor.

COMPETITION

Cellular Fixed Wireless
The Cellular Fixed Wireless industry consists of large domestic and international telecommunications equipment companies, many of which have substantially greater resources than those of Telular, and includes companies such as Nokia, Ericsson and LG Electronics. Many smaller companies and startups present competition to Telular in markets where enforcement of our patent protection is not available or practicable. Competing with these companies in price-sensitive environments is challenging, but Telular does so on the basis of our higher product quality and reliability, state-of-the-art technology and enhanced features, rapid product innovation and customer support. The cellular telecommunications industry is experiencing significant technological change, such as the upgrade of cellular networks to 2.5G and 3G technologies. Demand for productivity-enhancing applications, convenience and security applications that use the new bandwidth delivered by the next-generation technologies are driving the pace of new product delivery to be faster than ever before. The rate at which this change occurs and the success of such new technologies may have a material effect on the rate at which we expand our business and on our ability to maintain profitability. Telular continues to invest in research and development in order to meet the technological advances in the industry and stay abreast of changes in cellular standards and end-user requirements.

Telular has granted licenses under its patents to others for various uses and applications and continues to pursue such license arrangements. We face competition from those licensees, their sublicensees or their customers. Telular believes its advantages over the competition include:

Better focus/commitment - In the WLL market, Telular's only business is cellular FWTs. Typically, our largest competitors sell FWTs in support of their primary focus--their network infrastructure business.

More experience - Telular has been in the FWT business for 17 years and in the Wireless Security Products business for 12 years. We have deployed units in more than 130 countries worldwide, reflecting the quality, reliability and innovation of our products. We continue to add experienced personnel to our worldwide staff to enhance our ability to bring the best products to market.

Broader product line - Telular offers products that operate on the world's major cellular air-interface standards and has developed products for next-generation networks. Telular offers both terminal and phone type products and an expanding portfolio of application specific products.

Service and support - Telular provides customers with comprehensive product service and support. It is our commitment to providing superior quality and service that differentiates us from our competition. We provide on-site technical support for products and applications using our regional sales and support offices. In addition, we are staffed to dispatch field support engineers from our Hauppauge, New York and Vernon Hills, Illinois offices to support the regional offices.

Wireless Security
Although our contribution to the Wireless Security Products industry has been focused on the North American market, the new GSM TELGUARD(R) TG-5 product is expected to open up the Wireless Security Products market for Telular on a global basis.

The competitive environment in Wireless Security Products is dominated by a few major equipment suppliers, who have leveraged proprietary systems to maintain their market share. Some of these suppliers have vertically integrated up the distribution chain to include ownership of distribution channels as well. As a result, the pace of technological change to date in the industry has lagged that of the telecommunications sector generally. Products in this market have historically been based on analog technology. Because demand for analog service in the US is predicted to decline over time, Telular and its competitors are developing products based on digital technology.

Telular has adopted an "innovator" role, and has competed successfully by introducing new wireless technology into the marketplace. The TELGUARD(R) value proposition is enabled through its products providing greater signaling reliability, interface compatibility over a wide range of manufacturers' alarm equipment, simple installation and operational cost efficiencies. Telular is selectively entering into distribution agreements with a number of leading distributors and fulfillment companies that will give us substantially increased points of presence in the marketplace. Some of these companies also compete directly with Telular on products.

PATENTS, LICENSES AND OTHER INTELLECTUAL PROPERTY
With respect to its interface technology, Telular currently has 17 issued patents and 9 pending patent applications in the United States, as well as 24 foreign patents and 15 pending foreign patent applications. Telular has successfully defended many of its patents in court.

Principal Patent
The patent for Telular's system for interfacing a standard telephone set with a radio transceiver, US Patent No. 4,658,096 (the 096 Patent), was issued by the US Patent Office on April 14, 1987 and expires on September 18, 2004. Telular has been granted several additional patents both in the USA and abroad as described below in Other Patents. The Other Patents improve the cellular interface, which is the subject of the 096 Patent. The first of the Other Patents will not expire until March 21, 2014. Further, the 096 Patent has been filed in 14 countries with varying expiration dates.

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

Continuation Patents
In 1988 and 1990, Telular obtained two patents (US Patent Nos. 4,775,997 and 4,922,517, respectively), each of which is a continuation and broadening of the 096 Patent. These continuation patents expire on the same date as the 096 Patent. Also in 1988, Telular obtained a continuation-in-part of the 096 Patent, under US Patent No. 4,737,975. Among other things, this patent allows the interface to be programmed in the field to recognize variations in telephone systems from country to country. Telular has incorporated the intelligent interface claimed in the 096 Patent with other novel features that have issued into other patents.

Other Patents

In 1995 and 1997, Telular was granted three US patents relating to self-diagnostic systems for cellular transceiver systems for both local and remote reporting. (US Patent Nos: 5,469,494; 5,859,894 and 5,966,428.) Each of these patents incorporate and claim the cellular interface of the 096 Patent used in combination with a system for providing diagnostics reporting of a fixed wireless terminal initiated either at the terminal or remotely by the cellular provider.

In 1999, Telular was granted US Patent No. 5,946,616 entitled "Concurrent Wireless/Landline Interface Apparatus and Method". This patent includes claims that incorporate the intelligent interface of the 096 Patent with additional structure permitting the easy adaptation of an unused telephone line as a cellular line for use throughout the wired facility.

On March 7, 2000, US Patent No. 6,035,220 was granted to Telular entitled "Method of Determining End-of-Dialing for Cellular Interface Coupling a Standard Telephone to the Cellular Network." This patent is an improvement to the interface of the 096 Patent and claims a novel system for recalling previously valid numbers to accelerate the generation of a "SEND" signal.

On November 27, 2001 Telular was issued U.S. Patent No. 6,324,410 entitled "Method and Apparatus for Interfacing a Cellular Fixed Wireless Terminal to the Extension Side of a PBX/PABX". This patent claims a fixed wireless terminal incorporating the 096 patented cellular interface used with adapting means for coupling to a PBX/PABX.

On September 2, 2003, Telular was issued U.S. Patent No. 6,615,056 entitled "Method and Apparatus to Protect Fixed Wireless Terminals from Foreign Voltage at the Tip and Ring Connector". This patent builds upon the 096 Patent and provides means for protecting a fixed wireless device from foreign voltage associated with tip and ring lines.

Applicability of Telular's Patents to Emerging Wireless Technologies
Although Telular believes its intelligent interface can be adapted to accommodate emerging wireless technologies, there can be no assurance that these new applications will fall within the scope of the existing patent protection.

Licensing of Technology
Telular has granted licenses to a number of other companies, which include the following:

QUALCOMM                            (See QUALCOMM Relationship)

Ericsson Radio Systems AB           (limited non-exclusive field of use license)

Motorola                            (See Motorola Relationship)

Andrew Corporation                  (limited non-exclusive field of use license)

WHP Wireless                        (limited non-exclusive field of use license)

Beam Communications, Pty, Ltd.      (limited non-exclusive field of use license)

Cidco Communications Corporation    (limited non-exclusive field of use and
                                    limited geographic license)

Trademarks and Other Proprietary Information
Telular has 7 registered United States trademarks, which are: Telular (block), TELULAR plus design, CELJACK, PCSone, Hexagon Logo, PHONECELL and TELGUARD. In addition, Telular has 4 registered Mexican trademarks covering the names and logos used for some of its products. Telular has a total of 15 foreign trademark registrations and 1 foreign application.

AVAILABLE INFORMATION

Internet Address
Telular's Internet address is www.telular.com.

Filings with the Securities and Exchange Commission
Telular makes available free of charge through a link on its Internet website its Code of Ethics, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

Telular Corporation (the Company) leases, pursuant to a renewable ten-year lease that began in January 1997, 72,000 square feet for its corporate headquarters in Vernon Hills, Illinois. In addition to serving as corporate headquarters, this facility houses light manufacturing, sales, marketing, finance and administrative functions. The Company leases 20,000 square feet of space for its engineering center in Hauppauge, New York, pursuant to a five-year lease extension that began in October 2002. The Company leases space for its international sales offices in London, England; Miami, Florida and Singapore. The Company leases space to house its TELGUARD(R) sales force and operations in Atlanta, Georgia.

ITEM 3.  LEGAL PROCEEDINGS

In October 2000, the Company filed suit against Vox2, Inc., of Northborough, Massachusetts, which manufactured a cellular interface product named Vox Link. The Company has alleged infringement of its US Patents: 4,659,096; 5,715,296; and 5,946,616, and sought injunctive relief, damages and attorney fees and costs. On January 8, 2002, a Magistrate recommended that Vox2, Inc.'s product not be enjoined. Despite the Company's objection, the court adopted the Magistrate's recommendation. The Company filed for reconsideration. The attorneys for Vox2 withdrew their appearances. The Company filed a motion for default judgement. On January 7, 2003, the US District Court entered an order of default judgement against the defendant and permanently enjoined the defendant from use of the Company's patents.

In September 2001, the Company filed a patent infringement lawsuit in Korea for an injunction against LG Electronics on its cellular interface products for CDMA Fixed Wireless Terminals; Models LST-220 (F) and 2200 (F). On December 4, 2001 the Korean Court denied the Company an injunction on the sale or manufacture of these products because LG Electronics stated it had ceased manufacturing the products as of December 26, 2000. On September 18, 2002, the Company filed a separate cause of action for damages arising out of the sales of the LST-220
(F), 230 (F) and 2200 (F) by LG Electronics. At a hearing on September 30, 2003, it was determined that a preparatory hearing will be scheduled wherein attorney arguments on infringement will be heard.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

The Company's Common Stock trades publicly on the NASDAQ National Market System under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 2003, 2002 and 2001, as reported by NASDAQ. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                      QUARTER ENDED DURING FISCAL YEAR 2003
                      -------------------------------------
                          December 31   March 31   June 30   September 30
                          -----------   --------   -------   ------------

High                            $4.40      $6.34     $7.90          $5.90
Low                             $1.76      $3.04     $3.76          $3.66

                      QUARTER ENDED DURING FISCAL YEAR 2002
                      -------------------------------------
                          December 31   March 31   June 30   September 30
                          -----------   --------   -------   ------------

High                            $9.66      $9.49     $7.82          $4.00
Low                             $4.50      $5.92     $2.52          $2.30

                      QUARTER ENDED DURING FISCAL YEAR 2001
                      -------------------------------------
                          December 31   March 31   June 30   September 30
                          -----------   --------   -------   ------------

High                           $12.38     $10.81    $12.15         $10.17
Low                             $4.00      $5.63     $8.00          $4.68

On December 5, 2003, there were approximately 342 shareholders of record, approximately 6,800 beneficial shareholders and 12,963,918 shares of Common Stock outstanding. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended September 30, 2003, the Company issued 14,175 shares of Common Stock to the law firm of Much Shelist (formerly Hamman and Benn) in lieu of cash payments of $37,370 for legal services.

Each of the forgoing issuances of the Company's Common Stock did not involve a public offering of securities, and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

The following table is a summary of certain condensed statement of operations and balance sheet information of the Company. The table sets forth-selected historical financial data of the Company for the fiscal years ended September 30, 2003, 2002, 2001, 2000 and 1999. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing in Item 8 of this report.

                                                               Year ended September 30,
                                               ------------------------------------------------------
                                                          (In thousands, except share data)

                                                  2003       2002        2001       2000        1999
                                               ------------------------------------------------------
Statement of operations data:
Net product sales                              $62,974    $58,407    $ 95,708    $37,650    $ 36,375
Net royalty and royalty settlement revenue
                                                    --        268       5,442      2,703       1,948
                                               ------------------------------------------------------
Total revenue                                   62,974     58,675     101,150     40,353      38,323
 Cost of sales                                  45,299     42,196      68,724     29,463      30,392
                                               ------------------------------------------------------
                                                17,675     16,479      32,426     10,890       7,931
Operating expenses                              21,256     19,374      20,000     17,380      18,695
                                               ------------------------------------------------------
Income (loss) from operations                   (3,581)    (2,895)     12,426     (6,490)    (10,764)
Net other income (expense)                        (324)      (114)        450        584         182
                                               ------------------------------------------------------
Net income (loss)                               (3,905)    (3,009)     12,876     (5,906)    (10,582)
Less-cumulative dividend on redeemable
     preferred stock                                --         --          --        (29)       (805)
                                               ------------------------------------------------------
Income (loss) applicable to common shares      $(3,905)   $(3,009)   $ 12,876    $(5,935)   $(11,387)
Basic income (loss) per common share           $ (0.30)   $ (0.23)   $   1.01    $ (0.49)   $  (1.27)
Diluted income (loss) per common share         $ (0.30)   $ (0.23)   $   0.99    $ (0.49)   $  (1.27)

As of September 30                                2003       2002        2001       2000        1999
                                               ------------------------------------------------------
Balance sheet data:
Working capital                                $34,578    $40,187    $ 41,752    $28,171    $ 19,117
Total assets                                    52,861     61,825      62,169     44,586      35,328
Long term debt, including current
     maturities (1)                                 --      3,789       3,000      1,900          --
Stockholders' equity                            43,510     46,747      48,999     35,679      14,991

(1) The Company had 100% of its long-term debt collaterized with restricted cash and therefore had no net debt on September 30, 2002, 2001 and 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION
Telular Corporation (the Company) designs, develops, manufactures and markets products based on its proprietary interface technologies. These products provide the capability to connect standard telecommunications equipment, including standard telephones, fax machines, data modems and alarm panels with wireless communication networks in the cellular and PCS frequency bands (collectively cellular). Bridging the gap between wireline customer premises equipment and cellular networks, these technologies provide the Company's products with the "look and feel" of the wireline network, providing critical communications and security needs in a variety of environments. The Company's business segments are divided between its two principal product lines: PHONECELL(R), a line of cellular Fixed Wireless Terminals and cellular Fixed Wireless Desktop Phones (collectively Fixed Wireless Terminals or FWTs), and TELGUARD(R), a line of Wireless Security Products.

Fundamental to the Company's continued success is a strategy encompassing strong investment in technology, product design, and applications development. As a company, we are committed to delivering solutions for today's networks, while investing in technology advancements for the constantly evolving wireless arena.

The Company's operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any fiscal quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company's operating results for that fiscal quarter, and potentially for future fiscal quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements Pursuant to the Securities Litigation Reform Act that is set forth in Exhibit 99 to this document.

OVERVIEW
Wireless Local Loop (WLL) is the foundation business for the Company. It is this technique that defines our core value proposition.

In developing countries where wireline service is deficient or non-existent, our products provide basic telephone service over existing cellular networks as well as new networks being constructed to expand telephone service in those countries.

The developed world, including the US and Western Europe, has the luxury of choice when it comes to telecommunications services. Digitization, capacity improvements, high-speed data, and boundary-less roaming have contributed to the success that wireless operators have enjoyed through the late 1990's. Pervasive network coverage and lower airtime rates are driving consumers to increased wireless usage in all parts of their lives, both professional and personal. As a result, some consumers are beginning to abandon their wired phone service altogether in favor of wireless service.

After years of steady growth, wireless carriers are experiencing a slow down in mobile subscriber growth and revenue growth. As a result of this trend many wireless carriers are considering campaigns to displace wired phone service in order to expand their revenue base. A market of replacing wired phone service with wireless phone service is evolving in Europe in the business sector, and is beginning to emerge in the residential sector in the US.

For our business, success in these developed markets is a long sought after goal. To date, the majority of our revenues has come from the international theater. However, the larger and more significant opportunities for revenue are in Western Europe and North America. We believe the trends are in our favor. In particular, in the US the recent regulatory requirement for wireline-to-wireless local number portability has removed a significant obstacle to the adoption of fixed wireless service by consumers.

Wireline-to-wireless local number portability may prove to be an industry-changing catalyst to bring fixed wireless to prominence in the developed world. Allowing a customer to retain his or her telephone number when changing from a wireline to a wireless system makes such a switch significantly more customer-friendly and this may encourage carriers to expand their marketing and development efforts in this direction. The Company's products are well suited to support fixed wireless applications. Although most programs are in their early stages, the Company is actively involved in consulting, providing product samples, and driving the direction of cellular fixed wireless adoption in the USA and Europe.

The Company's strategy is to continue to pursue each of the markets and regions we serve throughout the world. Our 17 years in this industry have shown us that our products can serve needs common to all markets as well as individual needs required by each region. We design our internationally accepted products to help operators meet their business and revenue goals.

The Company believes that its future success depends on its ability to continue to meet customers' needs through product innovation, rapid time-to-market with new products, and superior "in market" customer support. Current product lines deploy the major worldwide cellular air interface standards: GSM, CDMA, TDMA and AMPS. Now with products based on next generation technologies, GPRS and CDMA2000(R) 1X solutions also firmly in place, we expect to build on our robust product portfolio in fiscal year 2004 with new applications for our GSM product line, new SX5 based CDMA models, and GSM- and CDMA-based digital security solutions.

Fabrication of the Company's products is accomplished through a combination of in-house assembly and contract manufacturing. Contract manufacturers make and test all printed circuit boards for the Company. The final assembly of PHONECELL(R) and TELGUARD(R) products is performed at our facility in Vernon Hills, Illinois, and by contract manufacturers in Mexico and China.

The Cellular Fixed Wireless industry consists of large domestic and international telecommunications equipment companies, many of which have substantially greater resources than those of the Telular, and includes companies such as Nokia, Ericsson and LG Electronics. Many smaller companies and startups present competition to Telular in markets where enforcement of our patent protection is not available or practicable. Competing with these companies in price-sensitive environments is challenging, but Telular does so on the basis of our higher product quality and reliability, state-of-the-art technology and enhanced features, rapid product innovation and customer support.

Although the Company's contribution to the Wireless Security Products industry has been focused on the North American market, the new GSM TELGUARD(R) TG-5 product may open up the Wireless Security Products market for the Company on a global basis.

The competitive environment in the Wireless Security Products industry is dominated by a few major equipment suppliers, who have leveraged proprietary systems to maintain their market share. Products in this market have historically been based on analog technology. Because demand for analog service in the US is predicted to decline over time, the Company is developing products based on digital technology. The Company has adopted an "innovator" role, and has competed successfully by introducing innovative new wireless technology into the marketplace.

With respect to its interface technology, the Company currently has 17 issued patents and 9 pending patent applications in the United States, as well as 24 foreign patents and 15 pending foreign patent applications. The Company has successfully defended its patents in court.

RESULTS OF OPERATIONS

Fiscal Year 2003 Compared to Fiscal Year 2002
Net Product Sales. Net product sales increased 8%, or $4.6 million to $63.0 million for the fiscal year ended September 30, 2003 from $58.4 million for the prior year. Sales of PHONECELL(R) products of $50.1 million increased 9% from $46.0 million during the fiscal year 2002. The increase is primarily the result of larger shipments to Central America and South America. The sale of TELGUARD(R) products increased approximately 3% to $12.8 million during fiscal year 2003 from $12.4 million last year.

Royalty Revenue. Royalty revenue decreased 100% from $0.3 million during fiscal year 2002. The decrease is primarily the result of reduced royalties from Motorola.

Cost of Sales. Cost of sales increased 7% or $3.1 million from $42.2 million for fiscal year 2002 to $45.3 million for fiscal year 2003. The increase is principally due to the higher sales volume. Cost of sales is 72% of total revenue for both fiscal years 2003 and 2002.

Engineering and Development Expenses. Engineering and development expenses of $7.3 million for fiscal year 2003, increased 19% or $1.2 million compared to fiscal year 2002. The increase is due primarily to the added expense from substantial new investments in CDMA2000(R) 1XRTT products. Consequently, engineering and development expenses are 12% of total revenue for fiscal year 2003 compared to 10% for fiscal year 2002.

Selling and Marketing Expenses. Selling and marketing expenses of $8.9 million for fiscal year 2003, increased 6%, or $0.5 million from fiscal year 2002. The increase resulted from higher spending to promote the Company's desktop phones in Mexico. Selling and marketing expenses are 14% of total revenue for both fiscal years 2003 and 2002.

General and Administrative Expenses (G&A). G&A for fiscal year 2003 increased 4% to $4.5 million from $4.3 million for fiscal year 2002. The increase consists primarily of higher premiums for the Company's directors and officers liability insurance. G&A expenses are 7% of total revenue for both fiscal year 2003 and 2002.

Other Income (Expense). Other income (expense) for fiscal year 2003 decreased by $0.2 million compared to fiscal year 2001. The decrease consists primarily of less interest income as a result of both reduced cash balances and lower yields.

Income Taxes.  See Note 7 of the Consolidated Financial Statements.

Net Income (Loss). The Company recorded a net loss of $3.9 million or $0.30 per share for fiscal year 2003 compared to a net loss of $3.0 million or $0.23 per share for fiscal year 2002. The decrease is primarily the result of higher engineering and development expenses as well as other items discussed above.

Fiscal Year 2002 Compared to Fiscal Year 2001
Net Product Sales. Net product sales of $58.4 million for the fiscal year ended September 30, 2002, decreased 39% from $95.7 million for the fiscal year ended September 30, 2001. Sales of PHONECELL(R) products decreased 46% from $84.8 million during the fiscal year 2001 to $46.0 million for fiscal year 2002. The decrease was primarily the result of lower shipments of desktop phones to Mexico under the Company's supply agreement with Radiomovil Dipsa (Telcel). The sale of TELGUARD(R) products increased approximately 14% from $10.9 million during fiscal year 2001 to $12.4 million during fiscal year 2002.

Royalty and Royalty Settlement Revenue. Royalty and royalty settlement revenue decreased 95% from $5.4 million during fiscal year 2001 to $0.3 million during fiscal year 2002. The fiscal year 2001 amount includes $5.0 million in royalty settlement revenue related to the termination of an OEM agreement with Motorola.

Cost of Sales. Cost of sales decreased from $68.7 million for fiscal year 2001 to $42.2 million for fiscal year 2002. The decrease was principally due to the lower sales volume and a special charge of $1.0 million taken in fiscal year 2001. This special charge was to reduce the carrying cost of CDMA FWT inventory due to technological change to the next generation of CDMA products. Cost of sales is 72% of total revenue for fiscal year 2002 compared to 68% for fiscal year 2001. The increase in cost of sales as a percentage of total revenue is due primarily to the $5.0 million royalty settlement received in fiscal year 2001 related to the termination of an OEM agreement with Motorola.

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

Amortization. Amortization expense decreased 22% or $0.1 million during fiscal year 2002 compared to fiscal year 2001. The decrease consists of the combination of lower amortization of goodwill due to the adoption of a new accounting standard (SFAS 142) offset by a full year of amortization of an intangible asset acquired in fiscal year 2001.

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

LIQUIDITY AND CAPITAL RESOURCES
On September 30, 2003, the Company had $23.9 million in cash and cash equivalents and working capital of $34.6 million. During fiscal year 2003, cash and cash equivalents decreased $9.9 million, compared to a decrease in cash and cash equivalents of $2.6 million during fiscal year 2002.

The Company used $5.8 million of cash from operating activities during fiscal year 2003 compared to $1.2 million for fiscal year 2002. The cash used in operating activities is primarily the result of working capital changes and reduced profitability caused by higher engineering and development expenses. Working capital changes accounted for $4.1 million of cash used in operating activities. These working capital changes consist primarily of increases in inventories and accrued liabilities and decreases in accounts receivable and accounts payable which are primarily the result of the timing of purchases and shipments of desktop phones for Telcel.

Cash provided by investing activities of $0.3 million for fiscal year 2003 compares to cash used of $2.2 million for fiscal year 2002. The fiscal year 2003 investing activities include cash used of $2.0 million for the acquisition of licenses and technology (partially offset by an increase in accrued liabilities, which includes a $1.5 million amount due for the acquisition of licenses and technology). The investing activities for fiscal year 2003 include $3.8 million cash provided by a decrease in restricted cash, which was used in financing activities to repay the revolving line of credit, compared to $0.8 million increase in restricted cash from the prior year net borrowing activities (each transaction is offset by the same amount of net borrowings in financing activities). The fiscal year 2003 investing activities includes capital spending for product testing equipment of $1.5 million compared to $1.0 million during the prior year. The investing activities for fiscal year 2002 also include $0.5 million in net cash advanced to a shareholder of the company against future royalties due to that shareholder (See Note 6 to the Consolidated Financial Statements).

Financing activities resulted in a $4.4 million use of cash during fiscal year 2003 compared to $0.9 million of cash generated for fiscal year 2002. The repayment of the Company's revolving line of credit used cash of $3.8 million during fiscal year 2003 which compares to net borrowings under that facility of $0.8 million during the prior year (each transaction is offset by the same amount of restricted cash from investing activities). The fiscal year 2003 financing activities also include $0.6 million in cash for the purchase of treasury stock (See Note 11 to the Consolidated Financial Statements).

Fiscal year 2003 also included a $1.0 million non-cash transaction for the issuance of stock for a portion of the acquisition cost of a fixed wireless CDMA unit subscriber license.

The Company expects to maintain significant levels of cash reserves, which are required to undertake major product development initiatives, expand marketing and sales development worldwide and qualify for large sales opportunities.

The Company generally requires its foreign customers to prepay, obtain letters of credit or to qualify for export credit insurance underwritten by third party credit insurance companies prior to making international shipments. Also, to mitigate the effects of currency fluctuations on the Company's results of operations, the Company conducts all of its international transactions in US dollars.

CRITICAL ACCOUNTING POLICIES
The Company's financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following represent the critical accounting policies that currently affect the presentation of the Company's financial condition and results of operations

Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At September 30, 2003 and 2002, the inventory reserves were $0.9 million and $0.5 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Goodwill
The Company evaluates the fair value and recoverability of the goodwill (See
Note 2 to the Consolidated Financial Statements) of each of its business segments whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable or at least annually. In determining fair value and recoverability, the Company makes projections regarding future cash flows. These projections are based on assumptions and estimates of growth rates for the related business segment, anticipated future economic conditions, the assignment of discount rates relative to risk associated with companies in similar industries and estimates of terminal values. An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount.

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

FORWARD LOOKING INFORMATION
Please be advised that some of the information in this filing presents the Company's intentions, beliefs, judgments and expectations of the future and are forward-looking statements. It is important to note that the Company's actual results could differ materially from these forward looking statements. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company's ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to this filing, include the risk that technological change will render the Company's technology obsolete, that the Company may be unable to protect intellectual property rights in its products, that unfavorable economic conditions could lead to lower product sales, the risk of litigation, that the Company may be unable to develop new products, that the Company is dependent on suppliers and contractors, that the Company may be unable to maintain quality control, the risk of doing business in developing markets, that the Company is dependent on research and development, that the Company faces the uncertainty of additional funding, that stockholders may experience dilution of ownership interests resulting from financing activities, arising from volatility of Common Stock price, arising from intense industry competition including competition from its licensees and new market entrants with cellular phone docking station products and the uncertainty in the development of wireless service generally.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company's investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of September 30, 2003.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. For international sales, the Company generally receives either payment prior to shipment or irrevocable letters of credit that are confirmed by US banks to reduce its credit risk. Further, the Company purchases credit insurance for significant open accounts outside of the United States. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1. The following financial statements are included in this document.

      Report of Independent Auditors......................................... 23
      Consolidated Balance Sheets as of September 30, 2003 and 2002.......... 24
      Consolidated Statements of Operations for the years ended
      September 30, 2003, 2002 and 2001...................................... 25
      Consolidated Statements of Stockholders' Equity for the years ended
      September 30, 2003, 2002 and 2001...................................... 26
      Consolidated Statements of Cash Flows for the years ended
      September 30, 2003, 2002 and 2001...................................... 27
      Notes to Consolidated Financial Statements............................. 28

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Telular Corporation

We have audited the accompanying consolidated balance sheets of Telular Corporation as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedules at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective on October 1, 2001, the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets.

Chicago, Illinois

                                                 /s/ Ernst & Young LLP

October 27, 2003

                               Telular Corporation
                           Consolidated Balance Sheets
                        (In Thousands, Except Share Data)

                                                                                 September 30
                                                                               2003         2002
                                                                            ----------------------
Assets
Current assets:
   Cash and cash equivalents                                                $  23,861    $  33,812
   Restricted cash                                                                 --        3,789
   Trade accounts receivable, less allowance for doubtful accounts of
       $103 and $104 at September 30, 2003 and 2002, respectively               8,328        9,613
   Inventories, net                                                            11,184        7,192
   Prepaid expenses and other current assets                                      556          859
                                                                            ----------------------
Total current assets                                                           43,929       55,265
Property and equipment, net                                                     3,475        3,328
Other assets:
   Excess of cost over fair value of net assets acquired,
      less accumulated amortization of $2,342
                                                                                2,554        2,554
   Other intangible assets, less accumulated amortization of
      $150 and $625 at September 30, 2003 and 2002, respectively                2,850          375
   Deposits and other                                                              53          303
                                                                            ----------------------
Total other assets                                                              5,457        3,232
                                                                            ----------------------
Total assets                                                                $  52,861    $  61,825
                                                                            ======================

Liabilities and stockholders' equity
Current liabilities:
   Trade accounts payable                                                   $   5,664    $   9,531
   Accrued liabilities                                                          3,687        1,758
   Current portion of revolving line of credit                                     --        3,789
                                                                            ----------------------
Total current liabilities                                                       9,351       15,078
Commitments and contingencies                                                      --           --
                                                                            ----------------------
Total liabilities                                                               9,351       15,078
                                                                            ----------------------

Stockholders' equity:
   Common stock, $.01 par value; 75,000,000 shares authorized; 12,947,337 and 12,882,866 outstanding, at September 30, 2003 and 2002,
     respectively                                                                 129          129
   Additional paid-in capital                                                 150,199      149,531
   Deficit                                                                   (106,818)    (102,913)
                                                                            ----------------------
Total stockholders' equity                                                     43,510       46,747
                                                                            ----------------------
Total liabilities and stockholders' equity                                  $  52,861    $  61,825
                                                                            ======================


  See accompanying notes.

                               Telular Corporation
                      Consolidated Statements of Operations
                        (In Thousands, Except Share Data)

                                                                    Year ended September 30
                                                              2003            2002            2001
                                                          ------------------------------------------
Revenue
  Net product sales                                          $62,974         $58,407        $ 95,708
  Royalty and royalty settlement revenue                          --             268           5,442
                                                          ------------------------------------------
    Total revenue                                             62,974          58,675         101,150
Cost of sales                                                 45,299          42,196          68,724
                                                          ------------------------------------------
                                                              17,675          16,479          32,426
Operating Expenses
  Engineering and development                                  7,279           6,111           6,374
  Selling and marketing                                        8,916           8,394           7,845
  General and administrative                                   4,519           4,342           5,025
  Provision for doubtful accounts                                 17              27             112
  Amortization                                                   525             500             644
                                                          ------------------------------------------
Income (loss) from operations                                 (3,581)         (2,895)         12,426

Other income (expense)
   Interest income                                               448             754           1,578
   Interest expense                                              (45)           (183)           (246)
   Other                                                        (727)           (685)           (882)

                                                          ------------------------------------------
                                                                (324)           (114)            450
                                                          ------------------------------------------
Net income (loss)                                            $(3,905)        $(3,009)       $ 12,876
                                                          ==========================================
Basic earnings (loss) per common share                       $ (0.30)        $ (0.23)       $   1.01
                                                          ==========================================
Diluted earnings (loss) per common share                     $ (0.30)        $ (0.23)       $   0.99
                                                          ==========================================
Weighted-average number of common shares outstanding:
      Basic                                               12,889,789      12,858,682      12,748,677
                                                          ==========================================
      Diluted                                             12,889,789      12,858,682      12,961,507
                                                          ==========================================


   See accompanying notes.

                               Telular Corporation
                 Consolidated Statements of Stockholders' Equity
                                 (In Thousands)

                                                                                Accumulated
                                                     Additional                    Other           Total
                                           Common     Paid-in                  Comprehensive   Stockholders'
                                           Stock      Capital      Deficit     Income (Loss)       Equity
                                          -----------------------------------------------------------------
Balance at September 30, 2000             $   127     $148,627    $(112,780)       $(295)         $35,679
                                          -----------------------------------------------------------------
Comprehensive income:
   Net income for the year ended
   September 30, 2001                          --           --       12,876           --           12,876
   Unrealized loss on investment               --           --           --           (2)              (2)
                                                                                                  ---------
Comprehensive income                                                                               12,874
Deferred compensation related to stock
   options                                     --          140           --           --              140
Stock options exercised                         1          223           --           --              224
Stock issued for services and
   compensation                                 1          370           --           --              371
Other                                          --         (289)          --           --             (289)
                                          -----------------------------------------------------------------
Balance at September 30, 2001             $   129     $149,071    $ (99,904)       $(297)         $48,999
                                          -----------------------------------------------------------------
Comprehensive loss:
   Net loss for the year ended
   September 30, 2002                          --           --       (3,009)          --           (3,009)
   Reclassification adjustments
     Loss on sale of investment                --           --           --          133              133
     Permanent impairment in
     market value of investment                --           --           --          164              164
                                                                                                  ---------
Comprehensive loss                                                                                 (2,712)
Deferred compensation related to stock
   options                                     --          140           --           --              140
Stock options exercised                        --          114           --           --              114
Stock issued in connection with
   services and compensation                   --          206           --           --              206
                                          -----------------------------------------------------------------
Balance at September 30, 2002             $   129     $149,531    $(102,913)       $  --          $46,747
                                          -----------------------------------------------------------------
Comprehensive loss:
   Net loss for the year ended
   September 30, 2003                          --           --       (3,905)          --           (3,905)
Deferred compensation related to stock
   options                                     --          143           --           --              143
Stock options exercised                        --           39           --           --               39
Stock issued in connection with
   services and compensation                   --          118           --           --              118
Purchase of treasury stock, at cost            (2)        (630)          --           --             (632)
Stock issued in connection with license
   agreement                                    2          998           --           --            1,000
                                          -----------------------------------------------------------------
Balance at September 30, 2003             $   129     $150,199    $(106,818)       $  --          $43,510
                                          -----------------------------------------------------------------


          See accompanying notes.

                               Telular Corporation
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                              Year ended September 30
                                                            2003       2002       2001
                                                          -----------------------------
Operating activities
Net income (loss)                                         $(3,905)   $(3,009)   $12,876
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation                                           1,362      1,382      1,442
     Amortization                                             525        500        644
     Compensation expense related to stock options            143        140        140
     Common stock issued for services and compensation        118        206        371
     Realized loss on sale of investment                       --        133        109
     Permanent impairment in market value of investment        --        164         --
     Changes in assets and liabilities:
       Trade receivables                                    1,285     (4,462)     1,620
       Related party receivables                               --         --        900
       Inventories                                         (3,992)     2,816     (3,617)
       Prepaid expenses, deposits, and other                  553       (224)       173
       Trade accounts payable                              (3,867)     1,061      5,598
       Related party payable                                   --         --     (2,037)
       Accrued liabilities                                  1,929         58       (398)
                                                          -----------------------------
Net cash provided by (used in) operating activities        (5,849)    (1,235)    17,821

Investing activities
Proceeds from sale of short term investment                    --         15         21
Decrease (increase) in restricted cash                      3,789       (789)    (1,100)
Acquisition of property and equipment                      (1,509)      (967)      (919)
Acquisition of licenses and technology                     (2,000)        --     (1,000)
Advance to shareholder, net                                    --       (500)        --
                                                          -----------------------------
Net cash provided by (used in) investing activities           280     (2,241)    (2,998)

Financing activities
Proceeds from exercise of stock options                        39        114        224
Proceeds from revolving line of credit, net                (3,789)       789      1,100
Other                                                          --         --       (289)
Purchase of treasury stock, at cost                          (632)        --         --
                                                          -----------------------------
Net cash provided by (used in) financing activities        (4,382)       903      1,035
                                                          -----------------------------
Net increase (decrease) in cash and cash equivalents       (9,951)    (2,573)    15,858
Cash and cash equivalents, beginning of period             33,812     36,385     20,527
                                                          -----------------------------
Cash and cash equivalents, end of period                  $23,861    $33,812    $36,385
                                                          =============================
Supplemental cash flow information
Interest paid                                             $    46    $   183    $   248
                                                          =============================
Taxes paid                                                $    44    $    13    $   240
                                                          =============================
Non-cash item :
  Stock issued in connection with license agreement       $ 1,000    $    --    $    --
                                                          =============================

         See accompanying notes.

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

1. DESCRIPTION OF BUSINESS

Telular Corporation (the Company) operates in two business segments, divided between its two principal product lines: PHONECELL(R), a line of cellular Fixed Wireless Terminals (FWTs), and TELGUARD(R), a line of Wireless Security Products (Security Products). The Company designs, engineers, and manufactures component elements and complete telecommunications equipment assemblies and other complementary products and markets such products domestically and internationally.

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

Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is tested for impairment at least annually and any impairment will be recorded as a charge to operating expense. The Company completed its annual impairment test by comparing the fair value of each reporting unit to its book value and determined that its goodwill was not impaired. The Company's goodwill was $2,554 at September 30, 2003 and 2002.

Intangible assets consist primarily of license and technology agreements, which are stated at cost, are being amortized over the lives of the related agreements, typically 2 to 5 years, using the straight-line method. These intangible assets at September 30, 2003 and 2002 were $2,850 and $375, respectively.

Amortization expense for other intangible assets was $525 and $500 for fiscal year 2003 and 2002, respectively. Amortization expense is expected to be $600 for fiscal years 2004 through 2007 and $450 for fiscal year 2008. Amortization expense for goodwill was $519 for fiscal year 2001.

                               TELULAR CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In Thousands, Except Share Data)

The Company adopted SFAS 142 in fiscal year 2002. As required by SFAS 142 the results for the prior year have not been restated. A reconciliation of net income as if SFAS 142 had been adopted is presented below for the fiscal year ended September 30, 2001.

                                                   September 30
                                                        2001
                                                   ------------

Net income as reported                                  $12,876
Add back goodwill amortization
                                                            519
                                                   ------------
Adjusted net income                                     $13,395
                                                   ============

Basic earnings per share as reported                    $  1.01
Goodwill amortization                                      0.04
                                                   ------------
Adjusted basic earnings per share                       $  1.05
                                                   ============

Diluted earnings per share as reported                  $  0.99
Goodwill amortization                                      0.04
                                                   ------------
Adjusted diluted earnings per share                     $  1.03
                                                   ============
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line methods over the assets' useful lives ranging from 3 to 10 years.

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

Research and Development Costs
Research and development costs for the years ended September 30, 2003, 2002 and 2001, were $6,839, $5,617 and $5,263, respectively, and are included in engineering and development expense.

Shipping and Handling Costs
Shipping and handling costs of approximately $188, $445, and $417 were included in selling and marketing expense for the years ended September 30, 2003, 2002 and 2001, respectively.

Stock-Based Compensation
The Company accounts for stock-based compensation awards to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock issued to Employees," and has adopted the disclosure

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

alternative of Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" (SFAS 123). Note 11 of the Notes to Consolidated Financial Statements provides proforma statement of operations for 2003, 2002, and 2001 as if compensation costs for the stock option plans had been determined as prescribed by SFAS 123.

Accrued Liabilities
The Company included a $1.5 million amount payable for the acquisition of licenses and technology in accrued liabilities.

Fair Value of Financial Instruments
The carrying values reported in the consolidated balance sheet for accounts receivable and accounts payable approximate their fair values at September 30, 2003 and 2002.

3. INVENTORIES

Inventories consist of the following:
                                                       September 30
                                                       2003     2002
                                                     ----------------

Raw materials                                        $ 8,144   $4,066
Finished goods                                         3,955    3,591
                                                     ----------------
                                                      12,099    7,657
Less: Reserve for obsolescence                           915      465
                                                     ----------------
                                                     $11,184   $7,192
                                                     ================

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        September 30
                                                       2003      2002
                                                     -----------------

Computer equipment                                   $ 4,066   $ 3,173
Test and shop equipment                                8,535     7,957
Office equipment                                       1,104     1,101
Leasehold improvements                                 1,528     1,493
Security equipment held for rent                         333       333
                                                     -----------------
                                                      15,566    14,057
Less: Accumulated depreciation                        12,091    10,729
                                                     -----------------
                                                     $ 3,475   $ 3,328
                                                     =================

5. INVESTMENTS

On March 2, 1998, the Company received 300,000 shares of ORA Electronics, Inc. common stock ("ORA stock") in connection with the settlement of patent litigation. ORA stock is traded on NASDAQ's Over The Counter (OTC) system. The Company's holdings in ORA stock are valued at the quoted price on OTC for ORA stock on the date of each balance sheet presented. Since 1998 the Company has reduced its holdings in ORA stock via open market sales and holds 107,500 shares of ORA stock on September 30, 2003. During fiscal year 2002, the Company sold 100,000 shares of ORA stock and recognized a loss on the sale of $133.

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

The combination of the realized loss on the sale of ORA stock of $133, the loss recognized on the market value decline of ORA stock of $164 for the permanent impairment in the market value of the investment, and the reversal of the legal accrual of $152 have been included in other income (expense) in the consolidated statement of operations. The net effect of these transactions resulted in additional expense of $145 during fiscal year 2002.

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

Beginning in October 2001, all royalties received by the Company for the benefit of DNIC will first be applied to amounts advanced to DNIC by the Company, and any remaining royalties will be paid to DNIC. The advance bears interest at the prime rate as published in the Wall Street Journal. In October and November 2001, the Company advanced a total of $750 to DNIC under the terms of this arrangement. On April 1, 2002 and again on August 1, 2003 the Company offset $250 of royalties earned by DNIC against the outstanding balance of the advance. On both September 30, 2003 and 2002 the current portion of the advance of $250 was recorded in other current assets. DNIC is a shareholder of the Company, who as of December 5, 2003 held approximately 1.1 million shares of the Company's Common Stock.

7. INCOME TAXES

The Company did not record any US federal or state income tax provision or benefit for the current period due to the net operating loss generated in the current year.

On September 30, 2003, the Company had net operating loss carryforwards of approximately $105,003 for income tax purposes that begin expiring in 2008. Of this amount, $7,649 relates to tax deductions generated by the exercise of certain stock options by employees, which will be available to offset future income tax liabilities by a total of $2,968. This amount will be treated as a credit to paid in capital when realized. In addition, the Company has $2,334 of research and development credit carryforwards, which expire in the years 2009 to 2023.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                               September 30
                                                            2003          2002
                                                          ---------------------
Deferred tax assets:
   Reserve for inventories                                $   355       $   184
   Allowance for doubtful accounts                             40            40
   Intangible assets                                        1,812         2,031
   Research and development tax credit                      2,334         2,055
   Net operating loss carryforwards                        40,741        39,430
   Other                                                      456           213
                                                          ---------------------
Total deferred tax assets                                  45,738        43,953
Less: valuation allowance                                  45,738        43,953
                                                          ---------------------
Net deferred tax assets                                   $    --       $    --
                                                          =====================

The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty of its realizability. The valuation allowance increased by $1,785 during the fiscal year ended September 30, 2003, due principally to the increase in the net operating loss carryforwards in 2003.

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

9. COMMITMENTS

The Company occupies certain facilities and rents certain equipment under various lease agreements expiring through October 31, 2007. Rent expense for the years ended September 30, 2003, 2002, and 2001 was approximately $978, $928, and $919, respectively. Future minimum obligations under noncancelable operating leases are as follow:

2004                                $1,180
2005                                 1,040
2006                                   991
2007                                   592
Thereafter                              25
                                    ------
Total                               $3,828
                                    ======

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

In December 2002, the Company entered into an agreement with a third-party contractor whereby the contractor will develop and integrate new product hardware and software. The Company's total commitment under the agreement was $1.3 million, subject to the completion of certain project milestones. As of September 30, 2003, the Company had a commitment of $0.9 million remaining under the agreement. In October 2003, the agreement and the remaining commitment were cancelled and replaced with a new agreement for $0.5 million.

10. REDEEMABLE PREFERRED STOCK AND PREFERRED STOCK

On September 30, 2003 and 2002, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

11. CAPITAL STOCK AND STOCK OPTIONS

On October 29, 2002, the Company's Board of Directors authorized the repurchase of up 1,000,000 shares of the Company's Common Stock commencing on November 6, 2002. As of September 30, 2003, the Company had acquired 157,553 shares at a total cost of $632.

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

In connection with the issuance of 444,444 shares of the Company's Common Stock during fiscal year 2000, the Company issued 358,407 shares of Common Stock Warrants to investors and the placement agent. The Common Stock Warrants have strike prices, which range from $12.27 to $31.56 per share and expire during the period from March 2, 2005 through April 11, 2005.

The Company has an officer and employee Stock Incentive Plan and a Non-employee Director Stock Incentive Plan (the Plans). Under the Plans, options to purchase shares of Common Stock may be granted to all officers, employees and non-employee directors. Stock options have been granted at exercise prices as determined by the Board of Directors to all officers, employees and non-employee directors of the Company pursuant to the Plans. These stock options will vest either immediately or over a period of up to seven years. All stock options, if not exercised or terminated, will expire either on the sixth or the tenth anniversary of the date of grant.

Outside of the Plans, the Company has entered into stock option agreements (the Stock Option Agreements) with former employees. Under these Stock Option Agreements, certain employees were granted options before the Company's 1994 initial public offering. These options were granted at exercise prices ranging from $3.72 to $39.00 per share, as determined by the Board of Directors, and represented the estimated fair market values of the Company's Common Stock at the grant date. These options are fully vested and those not exercised or cancelled will expire on the tenth anniversary of the date of grant.

Prior to October 2002, Stock Option Agreements were also provided annually to the independent directors of the Company in lieu of compensation as directors and members of committees of the Board of Directors. These options were granted at exercise prices equal to the price of the Company's common stock on the date of grant and those not exercised or cancelled expire on the tenth anniversary of the date of grant.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

The following table displays all stock option activity as of September 30, including stock options granted under the Plans and the Stock Option Agreements.

                                               2003                  2002                 2001
                                     ------------------------------------------------------------------
                                                  Weighted-             Weighted-            Weighted-
                                                   Average               Average              Average
                                        Options   Exercise    Options   Exercise   Options   Exercise
                                        (000's)     Price     (000's)     Price    (000's)     Price
                                     ------------------------------------------------------------------
Outstanding at beginning of year         1,196     $10.27      1,208     $10.95     1,001     $ 8.27
Granted                                    731       3.40        231       6.68       584      13.33
Exercised                                  (19)      2.05        (36)      3.23       (81)      2.55
Canceled                                  (209)      7.29       (207)     11.39      (296)      8.88
                                     ------------------------------------------------------------------
Outstanding at end of year               1,699      $7.77      1,196     $10.27     1,208     $10.95
                                     ==================================================================

Weighted average fair value of
         options granted during the period          $1.78                 $3.47               $ 7.00

The following table summarizes information about options outstanding at September 30, 2003:

                                   Weighted-    Outstanding                   Exercisable
                                    Average      Weighted-                     Weighted-
                   Outstanding     Remaining      Average      Exercisable      Average
    Range of      as of 9/30/03   Contractual    Exercise     as of 9/30/03    Exercise
Exercise Prices      (000's)         Life          Price         (000's)         Price
-----------------------------------------------------------------------------------------
$1.56  -  3.55          343          5.10         $ 2.47            41          $ 2.13
 3.70  -  3.85          447          4.62           3.81           195            3.75
 3.89  - 12.12          431          4.90           7.49           227            9.08
12.25  - 39.00          478          2.98          15.56           457           15.71
                 ------------------------------------------------------------------------
                      1,699          4.33         $ 7.77           920          $10.93
                 ========================================================================

At September 30, 2003, the Company has reserved 3,150,000 shares of Common Stock, of which 2,182,824 are available for issuance in connection with the Plans.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its options granted subsequent to October 1, 1995, under the fair value method of that Statement. The fair value of options was estimated at the date of grant using a Black-Scholes stock option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001: volatility factor of the expected market price of the common stock of 60%; a weighted-average expected life of the options of four years; and no dividend yield. The risk-free interest rates of 3.75%, 3.75% and 6.0% were used for 2003, 2002 and 2001, respectively.

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

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                        2003     2002      2001
                                                      --------------------------
Net income (loss) as reported                         $(3,905) $(3,009)  $12,876
Plus employee stock option expense recorded
   under the intrinsic method                             143      140       140
Less stock-based employee compensation expense
   determined under the fair value based method for
   all awards, net of related tax effects                 927    1,466     2,289
                                                      --------------------------
Pro forma net income (loss)                           $(4,689) $(4,335)  $10,727
                                                      ==========================

Net income (loss) per share:
   Basic - as reported                                $ (0.30)  $(0.23)  $  1.01
   Basic - pro forma                                  $ (0.36)  $(0.34)  $  0.84

   Diluted - as reported                              $ (0.30)  $(0.23)  $  0.99
   Diluted - pro forma                                $ (0.36)  $(0.34)  $  0.83

12. EARNINGS PER SHARE

Basic and diluted net income (loss) per common share are computed based upon the weighted-average number of shares of common stock outstanding. Common shares issuable upon the exercise of options, warrants and redeemable preferred stock are not included in the per share calculations if the effect of their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

                                                           2003           2002          2001
                                                       -----------------------------------------
Net income (loss)                                      $    (3,905)   $    (3,009)   $    12,876

Weighted average number of common shares outstanding
     Basic                                              12,889,789     12,858,682     12,748,677
     Effect of dilutive employee stock options                  --             --        212,830
                                                       -----------------------------------------
     Diluted                                            12,889,789     12,858,682     12,961,507
                                                       =========================================
Net income (loss) per share
     Basic                                             $     (0.30)   $     (0.23)   $      1.01
     Diluted                                           $     (0.30)   $     (0.23)   $      0.99

13. SEGMENT REPORTING

The Company, which is organized on the basis of products and services, has two reportable business segments, Fixed Wireless Terminals and Security Products. The Company designs, develops, manufactures and markets both Fixed Wireless Terminals and Security Products (see Segment Reporting table below). Fixed Wireless Terminals bridge wireline

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

telecommunications customer premises equipment with cellular type transceivers for use in wireless communication networks. Security products provide wireless backup systems for both commercial and residential alarms systems.

Summarized below are the Company's segment revenue, net income (loss), tangible long-lived assets, capital expenditures and depreciation and amortization by reportable segment:

Segment Reporting                  2003         2002         2001
                                -----------------------------------
Revenue
     Fixed Wireless Terminals   $  50,138    $  46,283    $  90,235
     Security Products             12,836       12,392       10,915
                                -----------------------------------
                                   62,974       58,675      101,150
Net Income (Loss)
     Fixed Wireless Terminals      (2,292)      (2,010)      14,859
     Security Products             (1,613)        (999)      (1,983)
                                -----------------------------------
                                   (3,905)      (3,009)      12,876
Property and Equipment, net
     Fixed Wireless Terminals       2,855        2,483        2,743
     Security Products                620          845        1,000
                                -----------------------------------
                                    3,475        3,328        3,743
Capital Expenditures
     Fixed Wireless Terminals       1,504          963          861
     Security Products                  5            4           58
                                -----------------------------------
                                    1,509          967          919
Depreciation and Amortization
     Fixed Wireless Terminals       1,658        1,628        1,855
     Security Products                229          254          231
                                -----------------------------------
                                    1,887        1,882        2,086

Export sales of Fixed Wireless Terminals represent 88%, 89%, and 88% of total fixed wireless net sales for the years ended September 30, 2003, 2002, and 2001, respectively. Export sales of Security Products were insignificant for these periods.

For the fiscal year ended September 30, 2003, one customer located in Mexico accounted for 56% of Fixed Wireless Terminal revenue and two customers, both located in the US, accounted for 49% and 11%, respectively, of the Security Products revenue.

For the fiscal year ended September 30, 2002, one customer located in Mexico accounted for 55% of Fixed Wireless Terminal revenue and two customers, both located in the US, accounted for 55% and 10%, respectively, of the Security Products revenue.

For the fiscal year ended September 30, 2001, one customer located in Mexico accounted for 77% of Fixed Wireless Terminal revenue and two customers, both located in the US, accounted for 48% and 13%, respectively, of the Security Products revenue.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

14. MAJOR CUSTOMERS

For the year ended September 30, 2003, the Company derived approximately $28,165 (45%) of its total revenues from one customer, Radiomovil Dipsa Mexico (Telcel). As of September 30, 2003, $1,246 was included in accounts receivable from Telcel.

For the year ended September 30, 2002, the Company derived approximately $25,618 (44%) of its total revenues from one customer, Radiomovil Dipsa Mexico (Telcel). As of September 30, 2002, $2,239 was included in accounts receivable from Telcel.

For the year ended September 30, 2001, the Company derived approximately $69,235 (68%) of its total revenues from one customer, Telcel. As of September 30, 2001, $1,630 was included in accounts receivable from Telcel.

15. EXPORT SALES

Export sales were approximately $44,293, $41,228, and $79,340 for the years ended September 30, 2003, 2002, and 2001, respectively. Export sales were primarily to the Caribbean and Latin American (CALA) and European, Middle Eastern, and African (EMEA) regions during the years ended September 30, 2003, 2002 and 2001.

16. CONTINGENCIES

The Company is involved in various legal proceedings that arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings will not have a material adverse effect on the Company's consolidated results of operations or financial position.

17. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company may match employee contributions on a discretionary basis. There were no matches and therefore no amounts charged against operations related to the Company's match for the years ended September 30, 2003, 2002, and 2001.

                               TELULAR CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (In Thousands, Except Share Data)

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2003, 2002, and 2001 (in thousands, except share data).

                                                   Three months ended
                                     December 31   March 31   June 30   September 30
                                    ------------------------------------------------
Fiscal year ended 2003
Total revenue                          $25,753     $13,788    $12,132      $11,301
Gross profit                             7,709       3,932      3,490        2,544
Net income (loss)                        2,307      (1,172)    (1,820)      (3,220)
Basic income (loss) per common share
                                          0.18       (0.09)     (0.14)       (0.25)
Diluted income (loss) per common
   share                                  0.18       (0.09)     (0.14)       (0.25)

Fiscal year ended 2002
Total revenue                          $ 7,195     $19,217    $15,625      $16,638
Gross profit                             1,630       5,574      4,496        4,779
Net income (loss)                       (2,830)        211       (400)          10
Basic income (loss) per common share
                                         (0.22)       0.02      (0.03)        0.00
Diluted income (loss) per common
   share                                 (0.22)       0.02      (0.03)        0.00

Fiscal year ended 2001
Total revenue (1)                      $15,207     $38,615    $28,343      $18,985
Gross profit                             4,614      13,581      8,546        5,685
Net income                                 151       8,343      3,476          906

Basic income per common
   Share                                  0.01        0.66       0.27         0.07
Diluted income per common
   share                                  0.01        0.64       0.27         0.07

(1) Includes a one-time $5,000 royalty settlement in three months ended
March 31.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Securities and Exchange Commission.

During the quarter ended September 30, 2003, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been deleted.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Directors of the Company in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 31, 2003.

The Directors' names and occupations are listed in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 31, 2003. Names and information about executive officers are provided in Item 1 of this filing.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 31, 2003, which is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 31, 2003, which is incorporated herein.

Further, for the information required by Item 201(d) of Regulation S-K, reference is made to the information contained under the caption "Option Exercise and Fiscal Year-End Option Values" in the Company's definitive proxy statement for its 2004

Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 31, 2003, which is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Relationships and Related Transactions in the Company's definitive proxy statement for its 2004 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on or before December 31, 2003, which is incorporated herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has approved the engagement of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending September 30, 2004. Ernst & Young LLP has audited the Company's financial statements since December 1992. The aggregate fees billed for professional services by Ernst & Young during fiscal year ended September 30, 2003 were:

Audit Fees: $125,700 for services rendered for the annual audit of the Company's consolidated financial statements for fiscal year 2002 and the fiscal year 2003 quarterly reviews of the financial statements included in the Company's Forms 10-Q;

Audit-Related Fees: Zero;

Tax Fees: $41,743 for taxation compliance services for fiscal year 2002; and

All Other Fees: Zero.

The aggregate fees billed for professional services by Ernst & Young during fiscal year ended September 30, 2002 were:

Audit Fees: $133,400 for services rendered for the annual audit of the Company's consolidated financial statements for fiscal year 2001 and the fiscal year 2002 quarterly reviews of the financial statements included in the Company's Forms 10-Q;

Audit-Related Fees: Zero;

Tax Fees: $54,265 for taxation compliance services for fiscal year 2001; and

All Other Fees: Zero.

Ernst & Young LLP does not provide consulting services to the Company. The Audit Committee of the Company annually evaluates whether the Company's use of Ernst & Young for non-audit services is compatible with maintaining Ernst & Young's independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   The following financial statements are included in Part II, Item 8 of this Form 10-K.

          Report of Independent Auditors

          Consolidated Balance Sheets as of September 30, 2003 and 2002

          Consolidated Statements of Operations for the years ended September 30, 2003, 2002 and 2001

          Consolidated Statements of Stockholders' Equity for the years ended September 30, 2003, 2002 and 2001

          Consolidated Statements of Cash Flows for the years ended September 30, 2003, 2002 and 2001

          Notes to Consolidated Financial Statements

     2. The following financial statement Schedule VIII Valuation and Qualifying Accounts for the years ended September 30, 2003, 2002 and 2001 is filed as part of this report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in
          Part II, Item 8 of this current report.

     Item 15(a) 2. Schedule VIII - Valuation and Qualifying Accounts

                                                                Charged   Charged
                                                 Balance At    to Costs   to other                 Balance
                                                Beginning of      and     accounts   Deductions   at end of
               Description                         Period      Expenses   Describe    Describe     period
-----------------------------------------------------------------------------------------------------------
Period Ended September 30, 2003
Accumulated Amortization of Intangible Assets
                                                  $ 2,967    $   525      $    --    $(1,000)(1)   $ 2,492
Valuation Allowance of Deferred Tax Asset          43,953      1,785(2)        --         --        45,738
Allowance for Doubtful Accounts                       104         17           --        (18)(4)       103
Inventory Reserve                                     465        531           --        (81)(3)       915

Period Ended September 30, 2002
Accumulated Amortization of Intangible Assets
                                                  $ 2,467    $   500      $    --    $    --       $ 2,967
Valuation Allowance of Deferred Tax Asset          39,190      4,763(2)        --         --        43,953
Allowance for Doubtful Accounts                       210         27           --       (133)(4)       104
Inventory Reserve                                     946        289           --       (770)(3)       465

Period Ended September 30, 2001
Accumulated Amortization of Intangible Assets
                                                  $ 1,823    $   644      $    --    $    --       $ 2,467
Valuation Allowance of Deferred Tax Asset          44,374     (5,184)(2)       --         --        39,190
Allowance for Doubtful Accounts                       104        112           --         (6)(4)       210
Inventory Reserve                                     211      1,000           --       (265)(3)       946

(1) Amount represents assets fully amortized and netted against the accumulated amortization during the period.

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

 3.3     Amendment No. 2 to Certificate       Filed as
         of Incorporation                     Exhibit 3.3 to
                                              the Registration
                                              Statement

 3.4     Amendment No. 3 to Certificate       Filed as
         of Incorporation                     Exhibit 3.4 to
                                              Form 10-Q filed
                                              February 16, 1999

 3.5     Amendment No.4 to Certificate        Filed as
         of Incorporation                     Exhibit 3.5 to
                                              Form 10-Q filed
                                              February 16, 1999

 3.6     By-Laws                              Filed as
                                              Exhibit 3.4 to
                                              the Registration
                                              Statement

 4.1     Certificate of Designations,         Filed as Exhibit 99.2
         Preferences, and Rights of Series    Form 8-K filed
         A Convertible Preferred Stock        April 25, 1997

 10.1    Employment Agreement with            Filed as Exhibit 10.1
         Kenneth E. Millard dated             to Form 10-Q filed
         January 1, 2003                      February 14, 2003

 10.2    Stock Option Agreement with          Filed as Exhibit 10.2
         Kenneth E. Millard dated             to Form 10-Q filed
         January 28, 2003                     February 14, 2003

 10.3    Appointment of Larry J. Ford         Filed as Exhibit 10.2
                                              to Form 10-Q filed
                                              May 1, 1995

 10.4    Settlement and Release of Claims     Filed as Exhibit 10.25
         Agreement with Motorola (1)          to Form 10-Q filed
                                              February 14, 2001 (1)

 10.5    Agreement for the Purchase of        Filed as Exhibit 10.1
         Telular Fixed Telephony Digital      to Form 8-K filed
         Cellular Telephones Dated as of      September 13, 2000 (1)
         September 13, 2000, among Telular
         Corporation, Radiomovil DIPSA,
         S.A. de C.V., and BrightStar de
         Mexico S.A. de C.V. (1)

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

 10.20   Telular Corporation Non-employee            Filed as Exhibit 10.22
         Directors' Stock Incentive Plan             to Form 10-Q filed
                                                     February 14, 2003

 10.21   Telular Corporation Common Stock            Filed as Exhibit 10.23 to
         Purchase Agreement dated April 14, 2003,    Form 10-Q filed
         by and among Telular Corporation and        May 15, 2003
         QUALCOMM Incorporated

 31.1    Certification Pursuant to Section 302       Filed herewith
         of the Sarbanes-Oxley Act of 2002.

 31.2    Certification Pursuant to Section 302       Filed herewith
         of the Sarbanes-Oxley Act of 2002.

 32.1    Certification Pursuant to 18                Furnished herewith
         U.S.C. Section 1350 as Adopted
         Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002

 32.2    Certification Pursuant to 18                Furnished herewith
         U.S.C. Section 1350 as Adopted
         Pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

 (1) Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the year ended September 30, 2003.
    The Company furnished a report on Form 8-K to report its earnings in a press release on April 24, 2003.
    The Company furnished a report on Form 8-K to report its earnings in a press release on July 24, 2003.
    The Company furnished a report on Form 8-K to report its earnings in a press release on October 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Telular Corporation

Date: December 19, 2003                     By: /s/  KENNETH E. MILLARD
                                            ---------------------------
                                            Kenneth E. Millard
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                         Title                      Date
         ---------                         -----                      ----

/s/ KENNETH E. MILLARD         Chairman and Chief Executive    December 19, 2003
----------------------------   Officer
      Kenneth E. Millard

/s/ DANIEL D. GIACOPELLI       Chief Technology Officer,       December 19, 2003
----------------------------   EVP and Director
        Daniel D. Giacopelli

/s/ JEFFREY L. HERRMANN        Chief Operating Officer, Chief  December 19, 2003
----------------------------   Financial Officer, EVP, and
    Jeffrey L. Herrmann        Secretary


/s/ ROBERT L. ZIRK             Chief Accounting Officer        December 19, 2003
----------------------------
    Robert L. Zirk

/s/ JOHN E. BERNDT             Director                        December 19, 2003
----------------------------
    John E. Berndt

/s/ LARRY J. FORD              Director                        December 19, 2003
----------------------------
    Larry J. Ford

/s/ RICHARD D. HANING          Director                        December 19, 2003
----------------------------
      Richard D. Haning

/s/ BRIAN J. CLUCAS            Director                        December 19, 2003
----------------------------
      Brian J. Clucas