Form 10-Q
period 2003-12-31
TELULAR CORP
filed 2004-02-13
CIK 915324

United States
Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from       to      .

Commission File Number 0-23212

Telular Corporation
 (Exact name of Registrant as specified in its charter)

Delaware	36-3885440
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

647 North Lakeview Parkway
Vernon Hills, Illinois
60061
 (Address of principal executive offices)
(Zip Code)

(847) 247-9400
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of the Registrant’s common stock, par value $.01, as of December 31, 2003, the latest practicable date, was 12,968,417 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2003	September 30, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,343	$23,861
Trade accounts receivable, less allowance for doubtful accounts of $108 and $103 at December 31, 2003 and September 30, 2003, respectively	12,310	8,328
Inventories, net	10,840	11,184
Prepaid expenses and other current assets	793	556

Total current assets	43,286	43,929
Property and equipment, net	3,374	3,475
Other assets:
Goodwill	2,554	2,554
Other intangible assets, less accumulated amortization of $300 and $150 at December 31, 2003 and September 30, 2003, respectively	2,700	2,850
Deposits and other	53	53

Total other assets	5,307	5,457

Total assets	$51,967	$52,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,930	$5,664
Accrued liabilities	3,946	3,687

Total current liabilities	9,876	9,351
Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 12,968,417 and 12,947,337 outstanding at December 31, 2003 and September 30, 2003, respectively	129	129
Additional paid-in capital	150,263	150,199
Deficit	(108,301)	(106,818)

Total stockholders’ equity	42,091	43,510

Total liabilities and stockholders’ equity	$51,967	$52,861

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended December 31,

	2003	2002

Revenue	$16,348	$25,753
Cost of sales	12,291	18,044

Gross margin	4,057	7,709

Engineering and development expenses	1,959	1,682
Selling and marketing expenses	2,401	2,062
General and administrative expenses	1,043	1,212
Amortization	150	125

Income (loss) from operations	(1,496)	2,628
Other income (expense), net	13	(321)

Income (loss) before income taxes	(1,483)	2,307
Income taxes, net of tax benefit	—	—

Net income (loss)	$(1,483)	$2,307

Net income (loss) per common share:
Basic	$(0.11)	$0.18
Diluted	$(0.11)	$0.18
Weighted average number of common shares outstanding:
Basic	12,955,153	12,846,699
Diluted	12,955,153	12,935,077

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity

Balance at September 30, 2003	$129	$150,199	$(106,818)	$43,510
Net loss for period from October 1, 2003 to December 31, 2003	—	—	(1,483)	(1,483)
Stock options exercised	—	62	—	62
Stock issued in connection with services and compensation	—	2	—	2

Balance at December 31, 2003	$129	$150,263	$(108,301)	$42,091

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,

	2003	2002

Operating Activities:
Net income (loss)	$(1,483)	$2,307
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	367	320
Amortization	150	125
Compensation expense related to stock options	—	35
Common stock issued for services and compensation	2	2
Changes in assets and liabilities:
Trade receivables	(3,982)	2,691
Inventories	344	(686)
Prepaid expenses, deposits and other	(237)	(210)
Trade accounts payable	266	1,099
Accrued liabilities	259	231

Net cash provided by (used in) operating activities	(4,314)	5,914

Investing Activities:
Decrease in restricted cash	—	3,789
Acquisition of property and equipment	(266)	(138)

Net cash provided by (used in) investing activities	(266)	3,651

Financing Activities:
Repayment of revolving line of credit, net	—	(3,789)
Proceeds from the exercise of stock options	62	22
Purchase of treasury stock, at cost	—	(406)

Net cash provided by (used in) financing activities	62	(4,173)

Net increase (decrease) in cash and cash equivalents	(4,518)	5,392
Cash and cash equivalents, beginning of period	$23,861	$33,812

Cash and cash equivalents, end of period	$19,343	$39,204

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Unaudited, dollars in thousands, except share data)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the three months ended December 31, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

2.	Inventories

The components of inventories consist of the following (000’s):

	December 31, 2003	September 30, 2003

	(unaudited)
Raw materials	$7,379	$8,144
Finished goods	4,421	3,955

	11,800	12,099
Less: Reserve for obsolescence	960	915

	$10,840	$11,184

3.	Advance to Shareholder

In 1992, the Telular Group L.P., predecessor of the Company, entered into a contribution agreement with DNIC Brokerage Company (DNIC) pursuant to which DNIC contributed a variety of assets including certain patents and license agreements to the Company. Under the contribution agreement, DNIC retained the right to receive the first $250 per year in annual royalty payments pursuant to the contributed license agreements. On October 10, 2001, the Company entered into an agreement with DNIC, pursuant to which the Company agreed to advance an amount not to exceed $750 of future royalties to DNIC to be used solely for the purpose of purchasing the Company’s common stock in open market transactions.

Beginning on October 1, 2001, all royalties received by the Company for the benefit of DNIC will first be applied to amounts advanced to DNIC by the Company, and any remaining royalties will be paid to DNIC. The advances bear interest at the prime rate as published in the Wall Street Journal. In October and November 2001, the Company advanced a total of $750 to DNIC under the terms of this arrangement. On December 31, 2003 and September 30, 2003 the current portion of the outstanding balance of $250 was recorded in other current assets. DNIC is a shareholder of the Company, who as of December 5, 2003 held approximately 1.1 million shares of the Company’s Common Stock.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Unaudited, dollars in thousands, except share data)

4.	Redeemable Preferred Stock and Preferred Stock

On December 31, 2003 and September 30, 2003, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

5.	Stock Based Compensation

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation- Transition and Disclosure” (SFAS 148), which requires that pro forma information regarding net income (loss), earnings per share and stock-based employee compensation be presented in interim financial information for any period in which stock-based employee awards are outstanding.

The Company’s pro forma information is as follows:

	Three Months Ended December 31,

	2003	2002

Net income (loss) as reported	$(1,483)	$2,307
Plus employee stock option expense recorded under the intrinsic value method	—	35
Less stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	193	316

Pro forma net income (loss)	$(1,676)	$2,026

Net income (loss) per share:
Basic - as reported	$(0.11)	$0.18
Basic – pro forma	$(0.13)	$0.16
Diluted - as reported	$(0.11)	$0.18
Diluted – pro forma	$(0.13)	$0.16

6.	Earnings Per Share

Basic and diluted net income (loss) per common share are computed based upon the weighted-average number of shares of common stock outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations if the effect of their inclusion would be anti-dilutive.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Unaudited, dollars in thousands, except share data)

The following presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,

	2003	2002

Net income (loss)	$(1,483)	$2,307

Weighted average number of common shares outstanding
Basic	12,955,153	12,846,699
Effect of dilutive employee stock options	—	88,378

Diluted	12,955,153	12,935,077
Net income (loss) per share
Basic	$(0.11)	$0.18
Diluted	$(0.11)	$0.18

7.	Segment Disclosures

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

Summarized below are the Company’s revenue and net income (loss) by reportable segment:

	Three Months Ended December 31,

	2003	2002

Revenue
Fixed Wireless Terminals	$12,888	$22,533
Security Products	3,460	3,220

	$16,348	$25,753
Net Income (Loss)
Fixed Wireless Terminals	$(1,257)	$2,618
Security Products	(226)	(311)

	$(1,483)	$2,307

For the three months ended December 31, 2003, two customers, one located in Venezuela and one located in Guatemala accounted for 40% and 14%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA accounted for 48% and 12%, respectively, of the security products revenue. For the three months ended December 31, 2002, one customer located in Mexico accounted for 85% of the fixed wireless terminal revenue and two customers, both located in the USA accounted for 50% and 10%, respectively, of the security products revenue.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
(Unaudited, dollars in thousands, except share data)

Export sales of fixed wireless terminals represent 83% and 94% of total fixed wireless revenue for the first quarter of fiscal year 2004 and 2003, respectively. Export sales of security products were insignificant for the first quarter of fiscal year 2004 and 2003.

8.	Commitments

In December 2002, the Company entered into an agreement with a third-party contractor whereby the contractor will develop and integrate new product hardware and software. The Company’s total commitment under the agreement was $1.3 million, subject to the completion of certain project milestones. In October 2003, the agreement and the remaining commitment of $0.9 million were cancelled and replaced with a new agreement for $0.5 million. As of December 31, 2003, the Company had a commitment of $0.4 million remaining under the new agreement.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Telular Corporation (the Company) designs, develops, manufactures and markets products based on its proprietary interface technologies. These products provide the capability to connect standard telecommunications equipment, including standard telephones, fax machines, data modems and alarm panels with wireless communication networks in the cellular and PCS frequency bands (collectively cellular). Bridging the gap between wireline customer premises equipment and cellular networks, these technologies provide the Company’s products with the “look and feel” of the wireline network, providing critical communications and security needs in a variety of environments. The Company’s business segments are divided between its two principal product lines: PHONECELL®, a line of cellular Fixed Wireless Terminals and cellular Fixed Wireless Desktop Phones (collectively Fixed Wireless Terminals or FWTs), and TELGUARD®, a line of Wireless Security Products.

Fundamental to the Company’s continued success is a strategy encompassing strong investment in technology, product design, and applications development. As a company, we are committed to delivering solutions for today’s networks, while investing in technology advancements for the constantly evolving wireless arena.

The growth of the FWT business in any market is dependent to a considerable extent upon the growth of cellular telephone service in that market as a cost-effective alternative to or substitute for landline telephone systems.  Consequently, in managing the business and making decisions about where to invest resources, the Company’s management collects data and follows trends in the following areas of the cellular industry:

•	The cost of cellular airtime rates to consumers
•	The cost of cellular equipment technology and components
•	The capabilities of deployed cellular systems
•	The number of cellular operators in a given market
•	Operating characteristics of worldwide cellular operators
•	The number of deployed cellular networks using the same technology
•	Consumer attitudes toward cellular technology
•	Competitive and substitute products in the market place
•	Global economic conditions and economic conditions in key markets for Fixed Wireless
•	Telephony regulation in key markets for Fixed Wireless

Based upon trends noted from data collected in the above areas, such as improved economic conditions in Latin America and Local Number Portability in the USA, the Company believes that the market for cellular FWTs will experience substantial growth over the next five years. Consistent with that expectation, the backlog of orders for the Company’s products rose from $8.0 million on October 1, 2003, to $20.0 million on January 1, 2004. The Company has identified significant growth opportunities in Africa, Brazil, China, Europe, India, Mexico, Venezuela and the USA. Each of these markets will develop at a different pace, and the sales cycle for these regions are likely to be several months or quarters.

The Company generates most of its revenue by making and selling products. The Company recognizes revenue when its products ship from various manufacturing locations to customers. The Company tracks it revenue in two business segments: Fixed Wireless Terminals and Wireless Security Products.

Although we have a broad base of customers worldwide, much of our revenue is generated from large contracts, the timing of which is often unpredictable.

The Company’s operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company’s operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements Pursuant to the Securities Litigation Reform Act that is set forth in Exhibit 99 to the Company’s Form 10-K for the fiscal year ended September 30, 2003.

Results of Operations

First quarter fiscal year 2004 compared to first quarter fiscal year 2003

Revenue. Total revenue of $16.3 million for the three months ended December 31, 2003, decreased 37% compared to the same period last year. Sales of PHONECELL® products decreased 43%, or $9.6 million, to $12.9 million during the first quarter of fiscal year 2004 compared to the same period of fiscal year 2003. This decrease was primarily the result of the absence of desktop phone shipments to Radiomovil Dipsa (Telcel) in Mexico, which was only partially offset by increased shipments of PHONECELL® products to customers in Venezuela and Guatemala. Further, sales of TELGUARD® products during the first quarter of fiscal year 2004 of $3.4 million increased 7% compared to the same period last year.

Gross margin. Gross margin decreased 47%, or $3.7 million, for the first quarter of fiscal year 2004 compared to the first quarter of fiscal year 2003. Gross margin for the three months ended December 31, 2003 of $4.1 million, or 25% of total revenue, compares to $7.7 million, or 30% of total revenue, for the same period last year. The decrease in gross margin during the first quarter of fiscal year 2004 is primarily the result of the decrease in revenue. The decrease in gross margin as a percentage of total revenue is the result of the Company forward pricing certain Code Division Multiple Access (CDMA) products and lower sales volume.

Engineering and development expenses. Engineering and development expenses increased $0.3 million, or 16% to $2.0 million for the first quarter of fiscal year 2004 compared to the same period last year. The increase is due primarily to the added expense from substantial investments in new CDMA2000® 1XRTT products.

Selling and marketing expenses. Selling and marketing expenses of $2.4 million for the three months ended December 31, 2003, increased 16%, or $0.3 million compared to the same period of fiscal year 2003. The increase is due to additional Latin American and domestic market development activity.

General and administrative expenses (G&A). G&A for the first quarter of fiscal year 2004 decreased $0.2 million, or 14%, from $1.2 million for the same period of fiscal year 2003. The decrease is primarily the result of lower legal fees and no profitability based performance bonuses in 2004 compared to 2003.

Net income (loss). The Company recorded net loss of $1.5 million for the first quarter of fiscal year 2004 compared to net income of $2.3 million for the first quarter of fiscal year 2003. The decrease is primarily the result of the lower sales volume and higher operating expenses. Net loss in the first quarter from the Fixed Wireless segment of $1.3 million compares to net income of $2.6 million last year. Net loss in the first quarter from the Wireless Security Products segment of $0.2 million compares to net loss of $0.3 million last year.

Net income (loss) per Common Share. Net loss per share of ($0.11) for the first quarter of fiscal year 2004 compares to net income per share of $0.18 for the first quarter of fiscal year 2003. The decrease is primarily the result of the lower sales volume and increased operating expenses.

Liquidity and Capital Resources

Because the Company is actively working to secure very large contracts, it is necessary for the Company to maintain the capability to deliver large volumes of product with relatively short lead times. Consequently, the Company has significant cash reserves, which it also uses to fund operating losses, working capital needs, and capital expenditures. The Company expects Accounts Receivable and Inventory to return to cash in a relatively short period of time. Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On December 31, 2003, the Company had $19.3 million in cash and cash equivalents with a working capital surplus of $33.4 million.

The Company used $4.3 million of cash in operations during the first quarter of fiscal year 2004 compared to cash provided of $5.9 million during the same period of fiscal year 2003. The decrease in cash from operations during the first quarter of fiscal year 2004 consisted primarily of a $1.5 million net loss resulting primarily from lower sales volume and $3.3 million of net unfavorable changes in working capital. The unfavorable working capital changes consisted primarily of a $4.0 million increase in accounts receivable resulting from increased open account sales to customers in Central America and South America (see Item3 below for a discussion about credit risks).

The Fixed Wireless segment used $4.1 million of cash in operations during the first quarter of fiscal year 2004, while the Wireless Security Products segment used $0.2 million of cash in operations. During the first quarter of fiscal year 2003, the Fixed Wireless segment provided $6.2 million of cash from operations during the first quarter, while the Wireless Security Products segment used $0.3 million of cash in operations.

Cash used in investing activities of $0.3 million during the first quarter of fiscal year 2004 compares to cash provided by investing activities of $3.7 million during the same period of the prior year. The investing activities during the first quarter of fiscal year 2004 include capital spending for product testing equipment of $0.3 million compared to $0.1 million for the same period of fiscal year 2003. The first quarter of fiscal year 2003 investing activities also included a $3.8 million decrease in restricted cash, which was used to repay the revolving line of credit (offset by the same amount of cash from financing activities).

Cash provided by financing activities of $0.1 million during the first quarter of fiscal year 2004 compares to $4.2 million of cash used in financing activities during the same period of fiscal year 2003. The fiscal year 2004 amount consists of the proceeds from employee stock option exercises. The fiscal year 2003 amount consists primarily of $3.8 million used to repay the Company’s revolving line of credit (offset by the same amount of restricted cash from investing activities). The Company also used $0.4 million in cash for the purchase of treasury stock during the first quarter of fiscal year 2003.

Based upon its current operating plan, the Company believes its existing capital resources will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The Company expects to maintain significant levels of cash reserves, which are required to undertake major product development initiatives, expand marketing and sales development worldwide, repurchase shares of the Company’s Common Stock as authorized by the Company’s Board of Directors and qualify for large sales opportunities.

To mitigate the effects of currency fluctuations on the Company’s results of operations, the Company conducts all of its international transactions in U.S. dollars.

Critical Accounting Policies

The Company’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following represent the critical accounting policies that currently affect the presentation of the Company’s financial condition and results of operations

Reserve for Obsolescence

Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2003 and September 30, 2003, the inventory reserves were $1.0 million and $0.9 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Goodwill

The Company evaluates the fair value and recoverability of the goodwill of each of its business segments whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable or at least annually. In determining fair value and recoverability, the Company makes projections regarding future cash flows. These projections are based on assumptions and estimates of growth rates for the related business segment, anticipated future economic conditions, the assignment of discount rates relative to risk associated with companies in similar industries and estimates of terminal values. An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Currently, the Company has significant deferred tax assets principally related to net operating losses. Deferred tax assets are reviewed regularly for recoverability and when necessary valuation allowances are established based on historical tax losses, projected future taxable income, and expected timing of reversals of existing temporary differences. Valuation allowances have been provided for all deferred tax assets, as management makes assessments about the realizability of such deferred tax assets. Changes in the Company’s expectations could result in significant adjustments to the valuation allowances, which would significantly impact the Company’s results of operations.

Forward Looking Information

Please be advised that some of the information in this filing presents the Company’s intentions, beliefs, judgments and expectations of the future and are forward-looking statements. It is important to note that the Company’s actual results could differ materially from these forward looking statements. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company’s ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, include the risk that technological change will render the Company’s technology obsolete, that the Company may be unable to protect intellectual property rights in its products, that unfavorable economic conditions could lead to lower product sales, the risk of litigation, that the Company may be unable to develop new products, that the Company is dependent on suppliers and contractors, that the Company may be unable to maintain quality control, the risk of doing business in developing markets, that the Company is dependent on research and development, that the Company faces the uncertainty of additional funding, that stockholders may experience dilution of ownership interests resulting from financing activities, arising from volatility of Common Stock price, arising from intense industry competition including competition from its licensees and new market entrants with cellular phone docking station products and the uncertainty in the development of wireless service generally.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of December 31, 2003.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. To reduce its exposure to the credit risks of international customers, with the exception of customers with ownership interests by credit-worthy US-based companies, the Company generally receives payment prior to shipment, receives irrevocable letters of credit that are confirmed by U.S. banks, or the Company purchases commercial credit insurance. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

Item 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Securities and Exchange Commission.

During the quarter ended December 31, 2003, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in legal proceedings, which arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on the Company’s consolidated results of operation or financial position. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company’s financial position and results of operations.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (listed by number according to Exhibit table of Item 601 in Regulation S-K)

Number	Description	Reference

3.1	Certificate of Incorporation	Filed as Exhibit 3.1 to Registration Statement No. 33-72096 (the Registration Statement)

3.2	Amendment No. 1 to Certificate of Incorporation	Filed as Exhibit 3.2 to the Registration Statement

3.3	Amendment No. 2 to Certificate of Incorporation	Filed as Exhibit 3.3 to the Registration Statement

3.4	Amendment No. 3 to Certificate of Incorporation	Filed as Exhibit 3.4 to Form 10-Q filed February 16, 1999

3.5	Amendment No.4 to Certificate of Incorporation	Filed as Exhibit 3.5 to Form 10-Q filed February 16, 1999

3.6	By-Laws	Filed as Exhibit 3.4 to the Registration Statement

4.1	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock	Filed as Exhibit 99.2 Form 8-K filed April 25, 1997

10.1	Employment Agreement with Kenneth E. Millard dated January 1, 2003	Filed as Exhibit 10.1 to Form 10-Q filed February 14, 2003

10.2	Stock Option Agreement with Kenneth E. Millard dated January 28, 2003	Filed as Exhibit 10.2 to Form 10-Q filed February 14, 2003

10.3	Appointment of Larry J. Ford	Filed as Exhibit 10.2 to Form 10-Q filed May 1, 1995

10.4	Settlement and Release of Claims Agreement with Motorola (1)	Filed as Exhibit 10.25 to Form 10-Q filed February 14, 2001 (1)

10.5

Agreement for the Purchase of Telular Fixed Telephony Digital Cellular Telephones Dated as of September 13, 2000, among Telular Corporation, Radiomovil DIPSA, S.A. de C.V., and BrightStar de Mexico S.A. de C.V. (1)

Filed as Exhibit 10.1 to Form 8-K filed September 13, 2000 (1)

10.6	Amendment 1 dated June 20, 2002, to the September 13, 2000 Agreement for the Purchase of Telular Fixed Telephony Digital Cellular Telephones among Telular Corporation, et.al. (1)	Filed as Exhibit 10.45 to Form 10-Q filed August 14, 2002

10.7	Nonqualified Stock Option Agreement, dated as of October 31, 2000, by and between the Company and Larry J. Ford	Filed as Exhibit 4.9 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.8	Nonqualified Stock Option Agreement, dated as of October 26, 1999, by and between the Company and Larry J. Ford	Filed as Exhibit 4.10 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.9	Nonqualified Stock Option Agreement, dated as of October 27, 1998, by and between the Company and Larry J. Ford	Filed as Exhibit 4.11 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.10	Nonqualified Stock Option Agreement, dated as of October 31, 2000, by and between the Company and John E. Berndt	Filed as Exhibit 4.15 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.11	Nonqualified Stock Option Agreement, dated as of October 26, 1999, by and between the Company and John E. Berndt	Filed as Exhibit 4.16 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.12	Nonqualified Stock Option Agreement, dated as of October 27, 1998, by and between the Company and John E. Berndt	Filed as Exhibit 4.17 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.13	Nonqualified Stock Option Agreement, dated as of July 25, 2001, by and between the Company and Mitchell H. Saranow	Filed as Exhibit 10.38 to Form 10-K filed December 21, 2001

10.14	Nonqualified Stock Option Agreement, dated as of August 30, 2001, by and between the Company and Richard D. Haning	Filed as Exhibit 10.39 to Form 10-K filed December 21, 2001

10.15	Advance Agreement dated as of October 9, 2001, by and between the Company and DNIC Brokerage Company	Filed as Exhibit 10.40 to Form 10-K filed December 21, 2001

10.16	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and John E. Berndt	Filed as Exhibit 10.41 to Form 10-K filed December 21, 2001

10.17	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and Larry J. Ford	Filed as Exhibit 10.42 to Form 10-K filed December 21, 2001

10.18	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and Richard D. Haning	Filed as Exhibit 10.43 to Form 10-K filed December 21, 2001

10.19	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and Mitchell H. Saranow	Filed as Exhibit 10.44 to Form 10-K filed December 21, 2001

10.20	Telular Corporation Non-employee Directors’ Stock Incentive Plan	Filed as Exhibit 10.22 to Form 10-Q filed February 14, 2003

10.21	Telular Corporation Common Stock Purchase Agreement dated April 14, 2003, by and among Telular Corporation and QUALCOMM Incorporated	Filed as Exhibit 10.23 to Form 10-Q filed May 15, 2003

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(1)

Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 2003.
The Company furnished a report on Form 8-K to report its earnings in a press release on October 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TELULAR CORPORATION

Date February 13, 2004	By:	/s/ KENNETH E. MILLARD

Kenneth E. Millard Chairman & Chief Executive Officer

Date February 13, 2004		/s/ JEFFREY L. HERRMANN

Jeffrey L. Herrmann Executive Vice President, Chief Operating Officer & Chief Financial Officer

Date February 13, 2004		/s/ ROBERT L. ZIRK

Robert L. Zirk Controller & Chief Accounting Officer

Exhibit Index

Number	Description	Reference

3.1	Certificate of Incorporation	Filed as Exhibit 3.1 to Registration Statement No. 33-72096 (the Registration Statement)

3.2	Amendment No. 1 to Certificate of Incorporation	Filed as Exhibit 3.2 to the Registration Statement

3.3	Amendment No. 2 to Certificate of Incorporation	Filed as Exhibit 3.3 to the Registration Statement

3.4	Amendment No. 3 to Certificate of Incorporation	Filed as Exhibit 3.4 to Form 10-Q filed February 16, 1999

3.5	Amendment No.4 to Certificate of Incorporation	Filed as Exhibit 3.5 to Form 10-Q filed February 16, 1999

3.6	By-Laws	Filed as Exhibit 3.4 to the Registration Statement

4.1	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock	Filed as Exhibit 99.2 Form 8-K filed April 25, 1997

10.1	Employment Agreement with Kenneth E. Millard dated January 1, 2003	Filed as Exhibit 10.1 to Form 10-Q filed February 14, 2003

10.2	Stock Option Agreement with Kenneth E. Millard dated January 28, 2003	Filed as Exhibit 10.2 to Form 10-Q filed February 14, 2003

10.3	Appointment of Larry J. Ford	Filed as Exhibit 10.2 to Form 10-Q filed May 1, 1995

10.4	Settlement and Release of Claims Agreement with Motorola (1)	Filed as Exhibit 10.25 to Form 10-Q filed February 14, 2001 (1)

10.5

Agreement for the Purchase of Telular Fixed Telephony Digital Cellular Telephones Dated as of September 13, 2000, among Telular Corporation, Radiomovil DIPSA, S.A. de C.V., and BrightStar de Mexico S.A. de C.V. (1)

Filed as Exhibit 10.1 to Form 8-K filed September 13, 2000 (1)

10.6	Amendment 1 dated June 20, 2002, to the September 13, 2000 Agreement for the Purchase of Telular Fixed Telephony Digital Cellular Telephones among Telular Corporation, et.al. (1)	Filed as Exhibit 10.45 to Form 10-Q filed August 14, 2002

10.7	Nonqualified Stock Option Agreement, dated as of October 31, 2000, by and between the Company and Larry J. Ford	Filed as Exhibit 4.9 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.8	Nonqualified Stock Option Agreement, dated as of October 26, 1999, by and between the Company and Larry J. Ford	Filed as Exhibit 4.10 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.9	Nonqualified Stock Option Agreement, dated as of October 27, 1998, by and between the Company and Larry J. Ford	Filed as Exhibit 4.11 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.10	Nonqualified Stock Option Agreement, dated as of October 31, 2000, by and between the Company and John E. Berndt	Filed as Exhibit 4.15 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.11	Nonqualified Stock Option Agreement, dated as of October 26, 1999, by and between the Company and John E. Berndt	Filed as Exhibit 4.16 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.12	Nonqualified Stock Option Agreement, dated as of October 27, 1998, by and between the Company and John E. Berndt	Filed as Exhibit 4.17 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.13	Nonqualified Stock Option Agreement, dated as of July 25, 2001, by and between the Company and Mitchell H. Saranow	Filed as Exhibit 10.38 to Form 10-K filed December 21, 2001

10.14	Nonqualified Stock Option Agreement, dated as of August 30, 2001, by and between the Company and Richard D. Haning	Filed as Exhibit 10.39 to Form 10-K filed December 21, 2001

10.15	Advance Agreement dated as of October 9, 2001, by and between the Company and DNIC Brokerage Company	Filed as Exhibit 10.40 to Form 10-K filed December 21, 2001

10.16	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and John E. Berndt	Filed as Exhibit 10.41 to Form 10-K filed December 21, 2001

10.17	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and Larry J. Ford	Filed as Exhibit 10.42 to Form 10-K filed December 21, 2001

10.18	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and Richard D. Haning	Filed as Exhibit 10.43 to Form 10-K filed December 21, 2001

10.19	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and Mitchell H. Saranow	Filed as Exhibit 10.44 to Form 10-K filed December 21, 2001

10.20	Telular Corporation Non-employee Directors’ Stock Incentive Plan	Filed as Exhibit 10.22 to Form 10-Q filed February 14, 2003

10.21	Telular Corporation Common Stock Purchase Agreement dated April 14, 2003, by and among Telular Corporation and QUALCOMM Incorporated	Filed as Exhibit 10.23 to Form 10-Q filed May 15, 2003

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(1)

Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).