Form 10-K/A
period 2003-09-30
TELULAR CORP
filed 2004-03-16
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 1

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

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K for the period ended September 30, 2003, is being made in order to revise Item 9A of Part III to clarify the Company's statement about its disclosure controls and procedures and to incorporate amendments set forth in the Securities and Exchange Commission's Release No. 33-8238. These revisions update the text of Item 9A, from our original filing on December 19, 2003

Except for the items described above, none of the information contained in our original filing on Form 10-K has been updated, modified or revised. The remainder of our original report on Form 10-K is included herein for the convenience of the reader.

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

During the quarter ended September 30, 2003, there were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                            Telular Corporation

Date: March 16, 2004                        By: /s/  KENNETH E. MILLARD
                                            ---------------------------
                                            Kenneth E. Millard
                                            Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                         Title                    Date
         ---------                         -----                    ----

/s/ KENNETH E. MILLARD         Chairman and Chief Executive    March 16, 2004
----------------------------   Officer
      Kenneth E. Millard

/s/ DANIEL D. GIACOPELLI       Chief Technology Officer,       March 16, 2004
----------------------------   EVP and Director
        Daniel D. Giacopelli

/s/ JEFFREY L. HERRMANN        Chief Operating Officer, Chief  March 16, 2004
----------------------------   Financial Officer, EVP, and
    Jeffrey L. Herrmann        Secretary


/s/ ROBERT L. ZIRK             Chief Accounting Officer        March 16, 2004
----------------------------
    Robert L. Zirk

/s/ JOHN E. BERNDT             Director                        March 16, 2004
----------------------------
    John E. Berndt

/s/ LARRY J. FORD              Director                        March 16, 2004
----------------------------
    Larry J. Ford

/s/ RICHARD D. HANING          Director                        March 16, 2004
----------------------------
      Richard D. Haning

/s/ BRIAN J. CLUCAS            Director                        March 16, 2004
----------------------------
      Brian J. Clucas