Form 10-Q
period 2004-03-31
TELULAR CORP
filed 2004-05-10
CIK 915324

United States
Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2004.

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of shares outstanding of the Registrant’s common stock, par value $0.01, as of March 31, 2004, the latest practicable date, was 13,204,247 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2004	September 30, 2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,825	$23,861
Trade accounts receivable, less allowance for doubtful accounts of $113 and $103 at March 31, 2004 and September 30, 2003, respectively	18,539	8,328
Inventories, net	9,095	11,184
Prepaid expenses and other current assets	592	556

Total current assets	48,051	43,929

Property and equipment, net	3,456	3,475
Other assets:
Goodwill	2,554	2,554
Other intangible assets, less accumulated amortization of $450 and $150 at March 31, 2004 and September 30, 2003, respectively	2,550	2,850
Other	53	53

Total other assets	5,157	5,457

Total assets	$56,664	$52,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,697	$5,664
Accrued liabilities	4,532	3,687

Total current liabilities	12,229	9,351

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 13,204,247 and 12,947,337 outstanding at March 31, 2004 and September 30, 2003, respectively	132	129
Additional paid-in capital	151,806	150,199
Deficit	(107,503)	(106,818)

Total stockholders’ equity	44,435	43,510

Total liabilities and stockholders’ equity	$56,664	$52,861

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,

	2004	2003

Revenues	$24,594	$13,788
Cost of sales	17,827	9,856

Gross margin	6,767	3,932
Engineering and development expenses	1,721	1,814
Selling and marketing expenses	2,730	2,085
General and administrative expenses	1,370	1,057
Amortization	150	125

Income (loss) from operations	796	(1,149)
Other income (expense), net	2	(23)

Income (loss) before income taxes	798	(1,172)
Income taxes, net of tax benefit	—	—

Net income (loss)	$798	$(1,172)

Net income (loss) per common share:
Basic	$0.06	$(0.09)
Diluted	$0.06	$(0.09)

Weighted average number of common shares outstanding:
Basic	13,087,478	12,810,327
Diluted	13,990,119	12,810,327

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Six Months Ended March 31,

	2004	2003

Revenues	$40,942	$39,542
Cost of sales	30,118	27,900

Gross margin	10,824	11,642

Engineering and development expenses	3,680	3,496
Selling and marketing expenses	5,131	4,147
General and administrative expenses	2,413	2,270
Amortization	300	250

Income (loss) from operations	(700)	1,479
Other income (expense), net	15	(344)

Income (loss) before income taxes	(685)	1,135
Income taxes, net of tax benefit	—	—

Net income (loss)	$(685)	$1,135

Net income (loss) per common share:
Basic	$(0.05)	$0.09
Diluted	$(0.05)	$0.09

Weighted average number of common shares outstanding:
Basic	13,020,954	12,828,713
Diluted	13,020,954	12,978,667

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders’ Equity

Balance at September 30, 2003	$129	$150,199	$(106,818)	$43,510
Net loss for period from October 1, 2003 to March 31, 2004	—	—	(685)	(685)
Stock options exercised	3	1,591	—	1,594
Stock issued in connection with services and compensation	—	16	—	16

Balance at March 31, 2004	$132	$151,806	$(107,503)	$44,435

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,

	2004	2003

Operating Activities:
Net income (loss)	$(685)	$1,135
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	714	641
Amortization	300	250
Compensation expense related to stock options	—	70
Common stock issued for services and compensation	16	78
Changes in assets and liabilities:
Trade accounts receivable	(10,211)	2,372
Inventories	2,089	(2,671)
Prepaid expenses and other	(36)	56
Trade accounts payable	2,033	(3,096)
Accrued liabilities	845	(343)

Net cash used in operating activities	(4,935)	(1,508)

Investing Activities:
Decrease in restricted cash	—	3,789
Acquisition of property and equipment	(695)	(284)

Net cash provided by (used in) investing activities	(695)	3,505

Financing Activities:
Proceeds from the exercise of stock options	1,594	32
Borrowings, net	—	(3,789)
Purchase of treasury stock	—	(406)

Net cash provided by (used in) financing activities	1,594	(4,163)

Net decrease in cash and cash equivalents	(4,036)	(2,166)
Cash and cash equivalents, beginning of period	23,861	33,812

Cash and cash equivalents, end of period	$19,825	$31,646

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited, dollars in thousands, except share data)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the six months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2004. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

2.	Inventories

The components of inventories consist of the following (000’s):

	March 31, 2004	September 30, 2003

	(unaudited)
Raw materials	$6,442	$8,144
Finished goods	3,757	3,955

	10,199	12,099
Less: Reserve for obsolescence	1,104	915

	$9,095	$11,184

3.	Redeemable Preferred Stock and Preferred Stock

On March 31, 2004 and September 30, 2003, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

4.	Stock Based Compensation

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited, dollars in thousands, except share data)

The Company’s pro forma information is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

Net income (loss) as reported	$798	$(1,172)	$(685)	$1,135
Plus employee stock option expense recorded under the intrinsic value method	—	35	—	70
Less stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(369)	(95)	(577)	(190)

Pro forma net income (loss)	$429	$(1,232)	$(1,262)	$1,015

Net income (loss) per share:
Basic - as reported	$0.06	$(0.09)	$(0.05)	$0.09
Basic – pro forma	$0.03	$(0.10)	$(0.10)	$0.08

Diluted - as reported	$0.06	$(0.09)	$(0.05)	$0.09
Diluted – pro forma	$0.03	$(0.10)	$(0.10)	$0.08

5.	Earnings Per Share

Basic and diluted net income (loss) per common share are computed based upon the weighted-average number of shares of common stock outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations if the effect of their inclusion would be anti-dilutive.

The following presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

Net income (loss)	$798	$(1,172)	$(685)	$1,135

Weighted average number of common shares outstanding
Basic	13,087,478	12,810,327	13,020,954	12,828,713
Effect of dilutive stock options	902,641	—	—	149,954

Diluted	13,990,119	12,810,327	13,020,954	12,978,667

Net income (loss) per share
Basic	$0.06	$(0.09)	$(0.05)	$0.09
Diluted	$0.06	$(0.09)	$(0.05)	$0.09

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited, dollars in thousands, except share data)

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

Summarized below are the Company’s revenue and net income (loss) by reportable segment:

	Three Months Ended March 31,		Six Months Ended March 31,

	2004	2003	2004	2003

Revenue
Fixed Wireless Terminals	$21,412	$10,666	$34,300	$33,199
Security Products	3,182	3,123	6,642	6,343

	$24,594	$13,789	$40,942	$39,542
Net Income (Loss)
Fixed Wireless Terminals	$864	$(731)	$(393)	$1,887
Security Products	(66)	(441)	(292)	(752)

	$798	$(1,172)	$(685)	$1,135

For the three months ended March 31, 2004, four customers, located in Venezuela, Mexico, El Salvador and Guatemala accounted for 28%, 22%, 16% and 12%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA accounted for 46% and 13%, respectively, of the security products revenue. For the three months ended March 31, 2003, one customer located in Mexico accounted for 46% of the fixed wireless terminal revenue and two customers, both located in the USA, accounted for 51% and 10%, respectively, of the security products revenue.

Export sales of fixed wireless terminals represent 94% and 81% of total fixed wireless revenue for the second quarter of fiscal year 2004 and 2003, respectively. Export sales of security products were insignificant for the second quarter of fiscal year 2004 and 2003.

For the six months ended March 31, 2004, four customers, located in Venezuela, Mexico, El Salvador and Guatemala accounted for 25%, 14%, 13% and 13%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA accounted for 47% and 12%, respectively, of the security products revenue. For the six months ended March 31, 2003, one customer located in Mexico accounted for 74% of the fixed wireless terminal revenue and two customers, both located in the USA, accounted for 49% and 10%, respectively, of the security products revenue.

Export sales of fixed wireless terminals represent 90% and 90% of total fixed wireless revenue for the first six months of fiscal year 2004 and 2003, respectively. Export sales of security products were insignificant for the first six months of fiscal year 2004 and 2003.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited, dollars in thousands, except share data)

7.	Commitments

In December 2002, the Company entered into an agreement with a third-party contractor whereby the contractor would develop and integrate new product hardware and software. The Company’s total commitment under the agreement was $1.3 million, subject to the completion of certain project milestones. In October 2003, the agreement and the remaining commitment of $0.9 million were cancelled and replaced with a new agreement for $0.5 million. In March 2004, the remaining commitment of $0.4 million was cancelled by the Company.

During fiscal year 2002, the Company entered into an agreement with Plexus Services Corporation which covers the manufacturing of circuit card assemblies and final assemblies of the Company’s products. At any time either party upon 90 days prior written notice to the other party may terminate the agreement. As of March 31, 2004, the Company had $6,638 in open purchase commitments pursuant to this agreement.

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

Based upon trends noted from data collected in the above areas, such as improved economic conditions in Latin America and Local Number Portability in the USA, the Company believes that the market for cellular FWTs will experience substantial growth over the next five years. Consistent with that expectation, sales of the Company’s products rose from $13.8 million for the second quarter of fiscal year 2003 to $24.6 million for the second quarter of fiscal year 2004.  Additionally, the Company’s backlog has increased from $6.0 million in April 2003 to $21.0 million in April 2004. The Company has identified significant growth opportunities in Africa, Brazil, China, Europe, India, Mexico, Venezuela and the USA. Each of these markets will develop at a different pace, and the sales cycle for these regions are likely to be several months or quarters.

The Company generates most of its revenue by making and selling products. The Company recognizes revenue when its products ship from various manufacturing locations to customers. The Company tracks its revenue in two business segments: Fixed Wireless Terminals and Wireless Security Products.

Although the Company has a broad base of customers worldwide, much of our revenue is generated from large contracts, the timing of which is often unpredictable.

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

Results of Operations

Second quarter fiscal year 2004 compared to second quarter fiscal year 2003

Revenue. Total revenue of $24.6 million for the three months ended March 31, 2004, increased 78% compared to the same period last year. Sales of PHONECELL® products increased 101%, or $10.7 million, to $21.4 million during the second quarter of fiscal year 2004 compared to the same period of fiscal year 2003. This increase was primarily the result of improved shipments of PHONECELL® products to customers in Venezuela and Mexico. Further, sales of TELGUARD® products during the second quarter of fiscal year 2004 of $3.2 million increased 2% compared to the same period last year.

Gross margin. Gross margin increased 72%, or $2.8 million, for the second quarter of fiscal year 2004 compared to the second quarter of fiscal year 2003. Gross margin for the three months ended March 31, 2004 of $6.8 million, or 28% of total revenue, compares to $3.9 million, or 29% of total revenue, for the same period last year. The increase in gross margin during the second quarter of fiscal year 2004 is primarily the result of the increase in revenue.

Selling and marketing expenses. Selling and marketing expenses of $2.7 million for the three months ended March 31, 2004, increased 31%, or $0.6 million compared to the same period of fiscal year 2003. The increase is due to additional commissions and incentive compensation as a result of the increased sales volume.

General and administrative expenses (G&A). G&A for the second quarter of fiscal year 2004 increased $0.3 million, or 30%, from $1.1 million for the same period of fiscal year 2003. The increase is primarily the result of incentive compensation based on increased profitability in 2004.

Net income (loss). The Company recorded net income of $0.8 million for the second quarter of fiscal year 2004 compared to net loss of $1.2 million for the second quarter of fiscal year 2003. The increase is primarily the result of the higher sales volume. Net income in the second quarter from the Fixed Wireless segment of $0.9 million compares to net loss of ($0.7) million last year. The increase is primarily the result of the higher sales volume. Net loss in the second quarter from the Wireless Security Products segment of ($0.1) million compares to net loss of ($0.4) million last year. The increase is primarily the result of cost reductions negotiated with suppliers.

Net income (loss) per Common Share. Net income per share of $0.06 for the second quarter of fiscal year 2004 compares to net loss per share of ($0.09) for the first quarter of fiscal year 2003. The increase is primarily the result of increased sales volume.

First six months fiscal year 2004 compared to first six months fiscal year 2003

Revenue. Total revenue of $40.9 million for the first six months of fiscal year 2004 increased 4%, or $1.4 million compared to the same period last year. Sales of PHONECELL® products increased 3%, or $1.1 million, to $34.3 million during the first six months of fiscal year 2004 compared to the same period of fiscal year 2003. This increase was primarily the result of increased shipments to customers in Venezuela, El Salvador and Guatemala, which was partially offset by decreased desktop phone shipments to Mexico. Further, sales of TELGUARD® products during the first six months of fiscal year 2004 of $6.6 million increased 5% compared to the same period last year.

Gross margin. Gross margin decreased 7%, or $0.8 million, for the first six months of fiscal year 2004 compared to the first six months of fiscal year 2003. Gross margin for the six months ended March 31, 2004 of $10.8 million, or 26% of total revenue, compares to $11.6 million, or 29% of total revenue, for the same period last year. The decrease in both gross margin and gross margin as a percentage of total revenue during the first six months of fiscal year 2004 compared to the same period last year is the result of the Company forward pricing certain Code Division Multiple Access (CDMA) products.

Selling and marketing expenses. Selling and marketing expenses of $5.1 million for the first six months of fiscal year 2004, increased 24%, or $1.0 million compared to the same period of fiscal year 2003. The increase is due to additional Latin American and domestic market development activity.

Net income (loss). The Company recorded a net loss of ($0.7) million for the first six months of fiscal year 2004 compared to net income of $1.1 million for the first six months of fiscal year 2003. The decrease is primarily the result of the lower gross margin and higher operating expenses. A net loss in the first six months from the Fixed Wireless segment of ($0.4) million compares to net income of $1.9 million last year. The decrease is primarily the result of the lower gross margin and higher operating expenses this year. A net loss in the first six months from the Wireless Security Products segment of ($0.3) million compares to net loss of ($0.8) million last year. The increase is the result of higher sales volume and the cost reductions negotiated with suppliers.

Net income (loss) per Common Share. Net loss per share of ($0.05) for the first six months of fiscal year 2004 compares to net income per share of $0.09 for the first six months of fiscal year 2003. The decrease is primarily the result of the lower gross margin and increased operating expenses.

Liquidity and Capital Resources

Because the Company is actively working to secure very large contracts, it is necessary for the Company to maintain the capability to deliver large volumes of product with relatively short lead times. Consequently, the Company has significant cash reserves, which it also uses to fund operating losses, working capital needs, and capital expenditures. The Company expects accounts receivable and inventory to return to cash in a relatively short period of time. Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On March 31, 2004, the Company had $19.8 million in cash and cash equivalents with a working capital surplus of $35.8 million.

The Company used $4.9 million of cash in operations during the first six months of fiscal year 2004 compared to cash used of $1.5 million during the same period of fiscal year 2003. The decrease in cash from operations during the first six months of fiscal year 2004 consisted primarily of a $5.3 million of net unfavorable changes in working capital. The unfavorable working capital changes consisted primarily of a $10.2 million increase in accounts receivable resulting from increased open account sales to customers in North America and South America (see Item 3 below for a discussion about credit risks).  This was partially offset by the combination of a $2.1 million decrease in inventories, a $2.0 million increase in accounts payable and a $0.8 million increase in accrued liabilities. Each of these changes were the result of increased sales volume during the second quarter of fiscal year 2004.

The Fixed Wireless segment used $4.7 million of cash in operations during the first six months of fiscal year 2004, while the Wireless Security Products segment used $0.2 million of cash in operations. During the first six months of fiscal year 2003, the Fixed Wireless segment used $0.9 million of cash in operations, while the Wireless Security Products segment used $0.6 million of cash in operations.

Cash used in investing activities of $0.7 million during the first six months of fiscal year 2004 compares to cash provided by investing activities of $3.5 million during the same period of the prior year. The investing activities during the first six months of fiscal year 2004 include capital spending for product testing equipment of $0.7 million compared to $0.3 million for the same period of fiscal year 2003. The first six months of fiscal year 2003 investing activities also included a $3.8 million decrease in restricted cash, which was used to repay the Company’s revolving line of credit (offset by the same amount of cash from financing activities).

Cash provided by financing activities of $1.6 million during the first six months of fiscal year 2004 compares to $4.2 million of cash used in financing activities during the same period of fiscal year 2003. The fiscal year 2004 amount is the proceeds from stock option exercises. The fiscal year 2003 amount consists primarily of $3.8 million used to repay the Company’s revolving line of credit (offset by the same amount of restricted cash from investing activities). The Company also used $0.4 million in cash for the purchase of treasury stock during the first six months of fiscal year 2003.

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

Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply, based on current year activity, as well as any additional specifically identified inventory, to be excess. The Company provides reserves for those inventories considered as excess.  The Company also provides reserves for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At March 31, 2004 and September 30, 2003, the inventory reserves were $1.1 million and $0.9 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of March 31, 2004.

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

During the quarter ended March 31, 2004, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2004, the Company issued 1,987 shares of Common Stock valued at $10,212 to the law firm of Much Shelist for legal services. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as it did not involve a public offering of securities.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on January 27, 2004. The number of shares issued and outstanding and entitled to vote was 12,963,918. There were present at said meeting, in person or by proxy, shareholders holding 12,592,100 shares of common stock, that is 97% of the stock outstanding, and entitled to vote, which constituted a quorum.

The following persons received a majority of the votes cast for Directors, specifically stated as:

	For	Withheld

Kenneth E. Millard	11,362,490	1,229,610
John E. Berndt	11,729,438	862,662
Larry J. Ford	11,739,938	852,162
Daniel D. Giacopelli	11,501,648	1,090,452
Richard D. Haning	11,752,833	839,267
Brian J. Clucas	11,931,597	660,503

The results of the vote to approve the Company’s Sixth Amended and Restated Stock Incentive Plan (Sixth Amended SIP) including an increase in the funding from 2,850,000 to 3,450,000 shares of Common Stock for issuance of options and other permitted awards is as follows:

	For	Against	Withheld

Sixth Amended SIP	5,467,739	1,612,286	22,267

The results of the vote on three shareholder proposals submitted to the Company for consideration is as follows:

	For	Against	Withheld

Split Offices of Chairman and CEO	1,815,390	5,026,551	260,351
Adopt Cumulative Voting	2,055,708	4,960,802	85,782
Increase Board of Directors	1,506,125	5,348,708	247,459

All nominees for Director were elected and the Company’s Sixth Amended SIP and related increase in funding have been approved. However, none of the shareholder proposals were approved.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as Exhibits to this report:

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2004.
The Company furnished a report on Form 8-K to report its earnings in a press release on January 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TELULAR CORPORATION

Date	May 10, 2004	By:	/s/ KENNETH E. MILLARD

Kenneth E. Millard Chairman & Chief Executive Officer

Date	May 10, 2004		/s/ JEFFREY L. HERRMANN

Jeffrey L. Herrmann Executive Vice President, Chief Operating Officer & Chief Financial Officer

Date	May 10, 2004		/s/ ROBERT L. ZIRK

Robert L. Zirk Controller & Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith