Form 10-Q
period 2004-06-30
TELULAR CORP
filed 2004-08-13
CIK 915324

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________to_______________.

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

Yes  X                                             No

The number of shares outstanding of the Registrant’s common stock, par value $0.01, as of June 30, 2004, the latest practicable date, was 13,224,220 shares.

TELULAR CORPORATION
Index

Part I — Financial Information	Page No
Item 1. Financial Statements:
Consolidated Balance Sheets
June 30, 2004 (unaudited) and September 30, 2003	3
Consolidated Statements of Operations (unaudited)
Three Months Ended June 30, 2004 and
June 30, 2003	4
Consolidated Statements of Operations (unaudited)
Nine Months Ended June 30, 2004 and
June 30, 2003	5
Consolidated Statement of Stockholders' Equity (unaudited)
Nine Months Ended June 30, 2004	6
Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended June 30, 2004 and
June 30, 2003	7
Notes to Consolidated Financial Statements	8
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	16
Item 4. Controls and Procedures	16
Part II - Other Information
Item 1. Legal Proceedings	17
Item 6. Exhibits and Reports on Form 8-K	18
Signatures	19
Exhibit Index	20

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2004	September 30, 2003

ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$22,321	$23,861
Trade accounts receivable, less allowance for doubtful
accounts of $142 and $103 at June 30, 2004 and
September 30, 2003, respectively	11,332	8,328
Inventories, net	9,971	11,184
Prepaid expenses and other current assets	585	556

Total current assets	44,209	43,929
Property and equipment, net	3,225	3,475
Other assets:
Goodwill	2,554	2,554
Other intangible assets, less accumulated amortization
of $600 and $150 at June 30, 2004 and
September 30, 2003, respectively	2,400	2,850
Other	53	53

Total other assets	5,007	5,457

Total assets	$52,441	$52,861

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$4,774	$5,664
Accrued liabilities	3,552	3,687

Total current liabilities	8,326	9,351
Stockholders' equity:
Common stock; $.01 par value; 75,000,000 shares
authorized; 13,224,220 and 12,947,337 outstanding
at June 30, 2004 and September 30, 2003, respectively	132	129
Additional paid-in capital	152,008	150,199
Deficit	(108,025)	(106,818)

Total stockholders' equity	44,115	43,510

Total liabilities and stockholders' equity	$52,441	$52,861

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,
	2004	2003

Revenues	$16,428	$12,132
Cost of sales	11,708	8,642

Gross margin	4,720	3,490

Engineering and development expenses	1,894	1,974
Selling and marketing expenses	2,144	2,136
General and administrative expenses	1,056	1,103
Amortization	150	125

Loss from operations	(524)	(1,848)
Other income, net	2	28

Loss before income taxes	(522)	(1,820)
Income taxes, net of tax benefit	--	--

Net loss	$(522)	$(1,820)

Net loss per common share:
Basic	$(0.04)	$(0.14)
Diluted	$(0.04)	$(0.14)
Weighted average number of common shares outstanding:
Basic	13,214,712	12,941,070
Diluted	13,214,712	12,941,070

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Nine Months Ended June 30,
	2004	2003

Revenues	$57,370	$51,673
Cost of sales	41,826	36,542

Gross margin	15,544	15,131

Engineering and development expenses	5,574	5,470
Selling and marketing expenses	7,275	6,283
General and administrative expenses	3,469	3,372
Amortization	450	375

Loss from operations	(1,224)	(369)
Other income (expense), net	17	(316)

Loss before income taxes	(1,207)	(685)
Income taxes, net of tax benefit	--	--

Net loss	$(1,207)	$(685)

Net loss per common share:
Basic	$(0.09)	$(0.05)
Diluted	$(0.09)	$(0.05)
Weighted average number of common shares outstanding:
Basic	13,085,304	12,866,166
Diluted	13,085,304	12,866,166

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders' Equity

Balance at September 30, 2003	$129	$150,199	$(106,818)	$43,510
Net loss for period from October 1,
2003 to June 30, 2004	--	--	(1,207)	(1,207)
Stock options exercised	3	1,675	--	1,678
Stock issued in connection with
services and compensation	--	134	--	134

Balance at June 30, 2004	$132	$152,008	$(108,025)	$44,115

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2004	2003
Operating Activities:
Net loss	$(1,207)	$(685)
Adjustments to reconcile net loss to
net cash used in operating activities
Depreciation	1,080	962
Amortization	450	375
Compensation expense related to
stock options	--	106
Common stock issued for services
and compensation	134	79
Changes in assets and liabilities:
Trade accounts receivable	(3,004)	2,416
Inventories	1,213	(2,984)
Prepaid expenses and other	(29)	361
Trade accounts payable	(890)	(4,993)
Accrued liabilities	(135)	1,656

Net cash used in operating activities	(2,388)	(2,707)

Investing Activities:
Decrease in restricted cash	--	3,789
Acquisition of property and equipment	(830)	(1,363)
Acquisition of license and technology	--	(2,000)

Net cash provided by (used in) investing activities	(830)	426

Financing Activities:
Proceeds from the exercise of stock options	1,678	39
Borrowings, net	--	(3,789)
Purchase of treasury stock	--	(594)

Net cash provided by (used in) financing activities	1,678	(4,344)

Net decrease in cash and cash equivalents	(1,540)	(6,625)
Cash and cash equivalents, beginning of period	23,861	33,812

Cash and cash equivalents, end of period	$22,321	$27,187

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited, dollars in thousands, except share data)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the nine months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2004. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

2.	Inventories

The components of inventories consist of the following (000‘s):

	June 30, 2004	September 30, 2003
	(unaudited)

Raw materials	$ 5,191	$ 8,144
Finished goods	5,716	3,955

	10,907	12,099
Less: Reserve for obsolescence	936	915

	$ 9,971	$11,184

3.	Redeemable Preferred Stock and Preferred Stock

On June 30, 2004 and September 30, 2003, Telular corporation, (the “Company”) had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited, dollars in thousands, except share data)

The Company’s pro forma information is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(522)	$(1,820)	$(1,207)	$(685)
Plus employee stock option expense
recorded under the intrinsic value method	--	36	--	106
Less stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(349)	(246)	(926)	(812)

Pro forma net loss	$(871)	$(2,030)	$(2,133)	$(1,391)

Net loss per share:
Basic - as reported	$(0.04)	$(0.14)	$(0.09)	$(0.05)
Basic - pro forma	$(0.07)	$(0.16)	$(0.10)	$(0.11)

Diluted - as reported	$(0.04)	$(0.14)	$(0.09)	$(0.05)
Diluted - pro forma	$(0.07)	$(0.16)	$(0.10)	$(0.11)

5.	Loss Per Share

Basic and diluted net loss per common share are computed based upon the weighted-average number of shares of common stock outstanding. Common shares issuable upon the exercise of options and warrants are not included in the per share calculations if the effect of their inclusion would be anti-dilutive.

The following presents the calculation of basic and diluted net loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Net loss	$ (522)	$ (1,820)	$ (1,207)	$ (685)

Weighted average number of
common shares outstanding
Basic	13,214,712	12,941,070	13,085,304	12,866,166
Effect of dilutive stock options	--	--	--	--

Diluted	13,214,712	12,941,070	13,085,304	12,866,166

Net loss per share
Basic	$ (0.04)	$ (0.14)	$ (0.09)	$ (0.05)
Diluted	$ (0.04)	$ (0.14)	$ (0.09)	$ (0.05)

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
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

Summarized below are the Company’s revenue and net income (loss) by reportable segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Revenue
Fixed Wireless Terminals	$13,021	$9,008	$47,321	$42,207
Security Products	3,407	3,124	10,049	9,466

	$16,428	$12,132	$57,370	$51,673
Net Income (Loss)
Fixed Wireless Terminals	$(719)	$(1,489)	$(1,112)	$398
Security Products	197	(331)	(95)	(1,083)

	$(522)	$(1,820)	$(1,207)	$(685)

For the three months ended June 30, 2004, three customers, located in El Salvador, Guatemala and Mexico, accounted for 31%, 21% and 14%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA accounted for 45% and 12%, respectively, of the security products revenue. For the three months ended June 30, 2003, one customer located in Mexico accounted for 27% of the fixed wireless terminal revenue and two customers, both located in the USA, accounted for 48% and 12%, respectively, of the security products revenue.

Export sales of fixed wireless terminals represented 90% and 79% of total fixed wireless revenue for the third quarter of fiscal year 2004 and 2003, respectively. Export sales of security products were insignificant for the third quarter of fiscal year 2004 and 2003.

For the nine months ended June 30, 2004, four customers, located in Venezuela, El Salvador, Guatemala and Mexico accounted for 20%, 18%, 15% and 14%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA accounted for 46% and 12%, respectively, of the security products revenue. For the nine months ended June 30, 2003, one customer located in Mexico accounted for 64% of the fixed wireless terminal revenue and two customers, both located in the USA, accounted for 51% and 11%, respectively, of the security products revenue.

Export sales of fixed wireless terminals represented 90% and 87% of total fixed wireless revenue for the first nine months of fiscal year 2004 and 2003, respectively. Export sales of security products were insignificant for the first nine months of fiscal year 2004 and 2003.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(Unaudited, dollars in thousands, except share data)

7.	Commitments

During fiscal year 2002, the Company entered into an agreement with Plexus Services Corporation relating to the manufacturing of circuit card assemblies and final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days’ prior written notice to the other party. As of June 30, 2004 and September 30, 2003, the Company had $5,963 and $1,585, respectively, in open purchase commitments pursuant to this agreement.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company designs, develops, manufactures and markets products based on its proprietary interface technologies. These products provide the capability to connect standard telecommunications equipment, including standard telephones, fax machines, data modems and alarm panels with wireless communication networks in the cellular and PCS frequency bands (collectively cellular). Bridging the gap between wireline customer premises equipment and cellular networks, these technologies provide the Company’s products with the “look and feel” of the wireline network, providing critical communications and security needs in a variety of environments. The Company’s business segments are divided between its two principal product lines: PHONECELL®, a line of cellular Fixed Wireless Terminals and cellular Fixed Wireless Desktop Phones (collectively Fixed Wireless Terminals or FWTs), and TELGUARD®, a line of Wireless Security Products.

Fundamental to the Company’s continued success is a strategy encompassing strong investment in technology, product design, and applications development. The Company is committed to delivering solutions for today’s networks, while investing in technology advancements for the constantly evolving wireless arena.

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

Based upon trends noted from data collected in the above areas, such as improved economic conditions in Latin America and Local Number Portability in the USA, the Company believes that the market for cellular FWTs will experience substantial growth over the next five years. Consistent with that expectation, sales of the Company’s products rose from $12.1 million for the third quarter of fiscal year 2003 to $16.4 million for the third quarter of fiscal year 2004. The Company has identified significant growth opportunities in Africa, Brazil, China, Europe, India, Mexico, Venezuela and the USA. Each of these markets will develop at a different pace, and the sales cycle for these regions is likely to be several months or quarters.

In China and India, the Company is currently facing competition at prices that are reducing the price at which the Company can sell its products to levels significantly lower than the Company’s historical gross margins for business in those countries, and potentially to levels at which such sales are not economical for the Company. The Company is pursuing efforts to reduce its per-unit costs and exploring partnership arrangements in an effort to respond to these competitive conditions.

Over the last year, the Company has been pursuing a large security business market opportunity in the USA, with a large wireless carrier and a prospective partner in the security business. The Company has recently learned that the business relationship between the prospective partner and the wireless carrier may not develop as necessary for the Company to participate in the market opportunity. The Company is continuing to seek this and other opportunities to expand its security business.

The Company generates most of its revenue by making and selling products. It recognizes revenue when its products ship from various manufacturing locations to customers. The Company tracks its revenue in two business segments: Fixed Wireless Terminals and Wireless Security Products.

Although the Company has a broad base of customers worldwide, much of its revenue is generated from large contracts, the timing of which is often unpredictable.

The Company’s operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company’s operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements attached as Exhibit 99 to the Company’s Form 10-K for the fiscal year ended September 30, 2003.

Results of Operations

Third quarter fiscal year 2004 compared to third quarter fiscal year 2003

Revenue. Total revenue of $16.4 million for the three months ended June 30, 2004, increased 35% compared to the same period last year. Sales of PHONECELL® products increased 45%, or $4.0 million, to $13.0 million during the third quarter of fiscal year 2004 compared to the same period of fiscal year 2003. This increase was primarily the result of improved shipments of PHONECELL® products to customers in El Salvador, Guatemala and Venezuela. Further, sales of TELGUARD® products during the third quarter of fiscal year 2004 of $3.4 million increased 9% compared to the same period last year.

Gross margin. Gross margin increased 35%, or $1.2 million, for the third quarter of fiscal year 2004 compared to the third quarter of fiscal year 2003. Gross margin for the three months ended June 30, 2004 of $4.7 million, or 29% of total revenue, compares to $3.5 million, or 29% of total revenue, for the same period last year. The increase in gross margin during the third quarter of fiscal year 2004 is the result of the increase in revenue.

Net income (loss). The Company recorded net loss of ($0.5) million for the third quarter of fiscal year 2004 compared to net loss of ($1.8) million for the third quarter of fiscal year 2003. Net loss in the third quarter from the Fixed Wireless segment of ($0.7) million compares to net loss of ($1.5) million last year. The improvement is primarily the result of the higher sales volume. Net income in the third quarter from the Wireless Security Products segment of $0.2 million compares to net loss of ($0.3) million last year. The improvement is primarily the result of increased revenue, cost reductions negotiated with suppliers and lower operating expenses.

Net loss per Common Share. Net loss per share of ($0.04) for the third quarter of fiscal year 2004 compares to net loss per share of ($0.14) for the third quarter of fiscal year 2003. The improvement is the result of increased sales volume.

First nine months fiscal year 2004 compared to first nine months fiscal year 2003

Revenue. Total revenue of $57.4 million for the first nine months of fiscal year 2004 increased 11%, or $5.7 million compared to the same period last year. Sales of PHONECELL® products increased 12%, or $5.1 million, to $47.3 million during the first nine months of fiscal year 2004 compared to the same period of fiscal year 2003. This increase was primarily the result of increased shipments to customers in El Salvador, Guatemala and Venezuela, which were partially offset by decreased desktop phone shipments to Mexico. Further, sales of TELGUARD® products during the first nine months of fiscal year 2004 of $10.0 million increased 6% compared to the same period last year.

Gross margin. Gross margin increased 3%, or $0.4 million, for the first nine months of fiscal year 2004 compared to the first nine months of fiscal year 2003. Gross margin for the nine months ended June 30, 2004 of $15.5 million, or 27% of total revenue, compares to $15.1 million, or 29% of total revenue, for the same period last year. The increase in the dollar amount of gross margin is the result of the increase in revenue. The decrease in gross margin as a percentage of total revenue during the first nine months of fiscal year 2004 compared to the same period last year is the result of the Company forward pricing certain Code Division Multiple Access (CDMA) products. This forward pricing occurred primarily during the first six months of fiscal year 2004.

Selling and marketing expenses. Selling and marketing expenses of $7.3 million for the first nine months of fiscal year 2004, increased 16%, or $1.0 million compared to the same period of fiscal year 2003. The increase is due to additional Latin American and domestic market development activity.

Net loss. The Company recorded a net loss of ($1.2) million for the first nine months of fiscal year 2004 compared to a net loss of ($0.7) million for the first nine months of fiscal year 2003. A net loss in the first nine months from the Fixed Wireless segment of ($1.1) million compares to net income of $0.4 million last year. The decrease is primarily the result of the lower gross margin and higher operating expenses this year. A net loss in the first nine months from the Wireless Security Products segment of ($0.1) million compares to net loss of ($1.1) million last year. The improvement is the result of higher sales volume, cost reductions negotiated with suppliers and lower operating expenses all during this year.

Net loss per Common Share. Net loss per share of ($0.09) for the first nine months of fiscal year 2004 compares to net loss per share of ($0.05) for the first nine months of fiscal year 2003. The decrease is primarily the result of the lower gross margin and increased operating expenses.

Financial Position

Because the Company is actively working to secure very large contracts, it is necessary for the Company to maintain the capability to deliver large volumes of product with relatively short lead times. Consequently, the Company has significant cash reserves, which it also uses to fund operating losses, working capital needs, and capital expenditures. The Company expects accounts receivable and inventory to return to cash in a relatively short period of time. Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On June 30, 2004, the Company had $22.3 million in cash and cash equivalents with a working capital surplus of $35.9 million.

The Company used $2.4 million of cash in operations during the first nine months of fiscal year 2004 compared to cash used of $2.7 million during the same period of fiscal year 2003. The cash used in operations during the first nine months of fiscal year 2004 consisted primarily of a $3.0 million increase in accounts receivable. The increase in accounts receivable is primarily the result of increased sales volume, which included increased open account sales to customers in North America and South America (see Item 3 below for a discussion about credit risks).

The Fixed Wireless segment used $2.5 million of cash in operations during the first nine months of fiscal year 2004, while the Wireless Security Products segment generated $0.1 million of cash in operations. During the first nine months of fiscal year 2003, the Fixed Wireless segment used $1.8 million of cash in operations, and the Wireless Security Products segment used $0.9 million of cash in operations.

Cash used in investing activities of $0.8 million during the first nine months of fiscal year 2004 compares to cash provided by investing activities of $0.4 million during the same period of the prior year. The investing activities during the first nine months of fiscal year 2004 include capital spending for product testing equipment of $0.8 million compared to $1.4 million for the same period of fiscal year 2003. The amount of cash used in investing activities for the first nine months of fiscal year 2003 includes a $2.0 million use of cash for the acquisition of licenses and technology. The first nine months of fiscal year 2003 investing activities also included a $3.8 million decrease in restricted cash, which was used to repay the Company’s revolving line of credit (offset by the same amount of cash from financing activities).

Cash provided by financing activities of $1.7 million during the first nine months of fiscal year 2004 compares to $4.3 million of cash used in financing activities during the same period of fiscal year 2003. Stock option exercises constitute all of the cash provided by financing activities for the first nine months of fiscal year 2004. The fiscal year 2003 amount consists primarily of $3.8 million used to repay the Company’s revolving line of credit (offset by the same amount of restricted cash from investing activities). The Company also used $0.6 million in cash for the purchase of treasury stock during the first nine months of fiscal year 2003.

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

Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply, based on current year activity, as well as any additional specifically identified inventory, to be excess. The Company provides reserves for those inventories considered as excess. The Company also provides reserves for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. The inventory reserves were $0.9 million at both June 30, 2004 and September 30, 2003. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

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

Forward Looking Information

Please be advised that some of the information in this filing presents the Company’s intentions, beliefs, judgments and expectations of the future and are forward-looking statements. It is important to note that the Company’s actual results could differ materially from these forward looking statements. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company’s ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, include the following risks: that technological change will render the Company’s technology obsolete, that the Company may be unable to protect intellectual property rights in its products, that unfavorable economic conditions could lead to lower product sales, that litigation could have a material adverse effect on the Company’s financial position and results of operations, that the Company may be unable to develop new products, that the Company is dependent on suppliers and contractors, that the Company may be unable to maintain quality control, that the developing markets in which the Company conducts business are more volatile and unstable than domestic markets, that the Company is dependent on research and development, that the Company faces the uncertainty of additional funding, that stockholders may experience dilution of ownership interests resulting from financing activities, that the Company’s Common Stock price is volatile, that the Company faces intense competition within its industry, including competition from its licensees and new market entrants with cellular phone docking station products and that the development of wireless service is generally uncertain.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of June 30, 2004.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. To reduce its exposure to the credit risks of international customers, with the exception of customers with ownership interests by credit-worthy US-based companies, the Company generally receives payment prior to shipment, receives irrevocable letters of credit that are confirmed by U.S. banks, or purchases commercial credit insurance. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

Item 4.    CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Securities and Exchange Commission.

During the quarter ended June 30, 2004, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, each promulgated under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

The Company is involved in legal proceedings that arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on the Company’s consolidated results of operation or financial position. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company’s financial position and results of operations.

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

The Company did not file any reports on Form 8-K during the three months ended June 30, 2004.
The Company furnished a report on Form 8-K to report its earnings in a press release on April 29, 2004.
The Company furnished a report on Form 8-K to report the anticipated effect of component shortages on its fiscal year 2004 third quarter revenues in a press release on June 22, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation

Date August 13, 2004	By: /s/ Kenneth E. Millard

Kenneth E. Millard
Chairman & Chief Executive Officer

Date August 13, 2004	/s/ Jeffrey L. Herrmann

Jeffrey L. Herrmann
Executive Vice President, Chief Operating Officer
& Chief Financial Officer

Date August 13, 2004	/s/ Robert L. Zirk

Robert L. Zirk
Controller & Chief Accounting Officer

Exhibit Index

Number	Description	Reference
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith