Form 10-K
period 2004-09-30
TELULAR CORP
filed 2004-12-13
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004

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
(Registrant’s telephone number, including area code)

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

          As of November 26, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $80,493,277* (based upon the closing sales price of such stock as reported by the NASDAQ National Market on such date).

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

          The number of shares outstanding of the registrant’s Common Stock as of November 26, 2004, the latest practicable date, was 13,276,426 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended September 30, 2004 are incorporated by reference in Part III of this Form 10-K.

*

Excludes the Common Stock held by Named Executive Officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at November 26, 2004. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant or that such person is controlled by or under common control with the registrant.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Background
Telular Corporation designs, develops, manufactures and markets products based on its proprietary interface technologies. These products provide the capability to connect standard telecommunications equipment, including standard telephones, fax machines, data modems and alarm panels with wireless communication networks in the cellular and PCS frequency bands (collectively cellular). We refer to this concept as Fixed Cellular. Telular has roots stretching back to 1986 when it acquired the intellectual property rights for its cellular interface concept and methodology. These patents cover not only circuitry, but also the core concept and principles underlying the use of an intelligent interface device in conjunction with cellular-type transceivers and systems. In the ensuing years, Telular has not only added to its patent portfolio, but has done so while establishing a worldwide customer base in over 130 countries. In nearly every part of the world that has a cellular network, Telular products can be found delivering solutions from basic voice needs to sophisticated applications.

Addressing the needs of basic voice, fax, data and security, Telular’s business segments are divided across two primary product lines: PHONECELL®, a line of Fixed Cellular Terminals and Fixed Cellular Phones (collectively Fixed Cellular Terminals or FCTs), and TELGUARD®, a line of Wireless Security Products. Please refer to the financial statement footnotes for financial information about the business segments.

Telular’s vision is to enable the use of existing cellular wireless networks for applications other than mobile voice. In developing countries where wired telephone service is not readily available or reliable, Telular products provide local access and other value-added applications. In the developed world Telular products release both enterprises and residences from the wireline network where competitive, economic and regulatory conditions allow. Telular will provide products for existing and next-generation networks to meet the simple premise of providing fixed connectivity to people and places using existing wireless networks.

For financial information relating to Telular’s segments, see “Note 11.  Segment Reporting” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K.  For financial information about geographic areas, see “Note 12. Major Customers” and “Note 13. Export Sales” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K.

COMPANY STRATEGY
Telular is a leader in the Fixed Cellular industry.

In developing countries where wireline service is deficient or non-existent, our products provide basic telephone service over existing cellular networks as well as new networks being constructed to expand telephone service in those countries.

The developed world, including the US and Western Europe, has the luxury of choice when it comes to telecommunications services. Digitization, capacity improvements, high-speed data, and boundary-less roaming have contributed to the success that wireless operators have enjoyed since the late 1990’s. Pervasive network coverage and lower airtime rates are driving consumers to increased wireless usage in all parts of their lives, both professional and personal. As a result, some consumers are beginning to abandon their wired phone service altogether in favor of wireless service.

After years of steady growth, wireless carriers are experiencing a slow down in mobile subscriber growth and revenue growth. As a result of this trend and those described below, many wireless carriers are considering campaigns to displace wired phone service in order to expand their revenue base. A market of replacing wired phone service with wireless phone service is evolving in Europe’s business sector, and is beginning to emerge in the residential sector in the US.

For our business, success in these developed markets is a long sought after goal. To date, the majority of our revenue has come from the international theater. However, the larger and more significant opportunities for revenue are in Western Europe and North America. We believe the trends are in our favor. In particular, in the US the recent regulatory requirement for wireline-to-cellular local number portability has removed a significant obstacle to the adoption of fixed wireless service by consumers.

Wireline-to-cellular local number portability may prove to be an industry-changing catalyst to bring fixed cellular to prominence in the developed world. Allowing a customer to retain his or her telephone number when changing from a wireline to a wireless system makes such a switch significantly more customer-friendly and may encourage carriers to expand their marketing and development efforts in this direction. Telular products are well suited to support fixed cellular applications. Although most programs are in their early stages, Telular is actively involved in consulting, providing product samples, and influencing the direction of fixed cellular adoption in the US and Europe.

Telular’s strategy is to become the premier supplier of high-quality, cost-competitive fixed cellular equipment in markets throughout the world. Our 18 years in this industry have shown us that our products can serve needs common to all markets as well as individual needs required by each region.

Wireless network operators and their distribution partners increasingly share our vision that cellular systems in both developed and developing countries have matured in coverage and quality for use as basic telephone service networks. Key trends and enablers fueling the worldwide adoption of fixed cellular programs include the following:

•	Decreasing airtime rates and terminal equipment costs;

•	Rapid deployment of next generation digital networks that provide greater voice capacity and higher data speeds;

•	Acceptance by consumers of cellular service as reliable, cost effective telecommunications service;

•	Multiple local or regional cellular operators in a region vying for the same number of subscriber usage minutes per month;

•	Recent slowdown in growth rates for traditional mobile telephony;

•	Growing recognition of an expanded value chain for the delivery of applications using the cellular networks;

•	Recognition by cellular carriers of the enormous potential for capturing wireline minutes as a way to further grow wireless revenue; and

•	Government regulations, such as wireline-to-cellular local number portability, that facilitates wireline and wireless competition for the benefit of consumers.

TARGET MARKETS AND PRODUCT APPLICATIONS
Telular’s international revenues are derived primarily from the sale of PHONECELL FCTs. Domestic revenues are driven by the sale of both TELGUARD Wireless Security Products and PHONECELL FCTs.

With the trends noted earlier and the general interest in wireline replacement, we are intentionally focusing an increasing number of resources – marketing, sales and engineering – toward developed countries. These include, but are not limited to, the United States, the United Kingdom, Europe and Australia.

The following are descriptions of the applications for our technology, divided into new or Emerging Applications and Traditional Applications.

Emerging Applications

•	Wireline Replacement
•	Wireless Office
•	Wireless Communications Center

Wireline Replacement
Wireline Replacement (WLR) refers to using fixed cellular service and PHONECELL products as a substitute for fixed-line service in markets where wired phone service is readily available. Consumers may select this alternative because it can be more cost effective than maintaining separate wired and mobile services. This choice gives the consumer the option to bundle fixed and mobile services with a single carrier. Telular’s products are well suited to Wireline Replacement because of our ability to emulate the “wired” experience while communicating over the cellular network and there is no need for the consumer to replace their existing phones throughout the premise. Telular FCTs enable voice, fax, and data services which are basic requirements for true Wireline Replacement.

Wireless Office
Wireless Office recognizes the wireless network both as a transport mechanism and as a full service network with features optimized for subscribers that are located together or located remotely. Enterprises choosing cellular as an alternative means of communication gain benefits in the ability to select wireless or wireline calls by using a PHONECELL FCT as an alternative to a wired trunk line connected to a PBX (Private Branch Exchange). In addition, some enterprises are choosing to replace the PBX function altogether, using a combination of fixed wireless phones and mobile phones. In this case, the cellular network serves as the communications path and provides the switching.

Wireless Communications Center
Many consumers today maintain both mobile phone numbers and residential numbers. This raises the question of how to easily handle mobile calls in the home or office as the lines of personal and professional pursuits become increasingly blurred. While mobile handsets can be convenient for reaching people in the mobile environment, they are less practical in the home or office. The challenge is to enable both seamlessly without creating complication. To address this growing need, the PHONECELL FCT – anchored to a physical location – can be used to support incoming calls dialed to either the PHONECELL phone number or the phone number of any number of mobile phones wirelessly attached or “docked” to the PHONECELL terminal by ringing standard home phones using existing home wiring. In this fashion, the user receives calls to the mobile handset on the regular home equipment, which combines the convenience of being reached at any location on a mobile phone and the comfort of using the home telephone equipment while at home. Furthermore, the growing number of consumer electronics devices that require circuit-switched data communication, such as the fax machines and the dial-out port of digital video recorders or satellite receivers can also be supported by the PHONECELL terminal. Finally, the Wireless Communication Center can also easily integrate a residential or commercial alarm system, providing wireless signaling for greater security as well as convenience.

Traditional Applications

•	Wireless Basic Telephone Service
•	Wireless Security Products
•	Least Cost Routing (LCR)
•	Machine-to-Machine Communications
•	Cellular Public Phones
•	Portable Cellular Access
•	Disaster Recovery/Emergency Back-up Services

Wireless Basic Telephone Service
Wireless basic telephone service, also referred to as Wireless Local Loop or WLL, provides primary telephone service where wireline systems are unavailable, unreliable or uneconomical. Deployed in rural areas of developed nations and in developing nations where there is inadequate wireline infrastructure, PHONECELL FCTs provide the vital “last mile” solution in both urban and rural areas. Rapid deployment into existing cellular telecommunications systems provides the most cost-effective means of primary telephone service.

Wireless Security Products
Most security systems rely on wireline phone service for their primary mode of communication. Unfortunately, wireline service has certain vulnerabilities that have created a need for a reliable and cost-effective communications path. Wireline phone service can be rendered inoperative for many reasons, including weather, accidents and intentionally cut lines. TELGUARD products permit a security system to automatically switch to the cellular network in the event of a telephone failure, enabling alarms to be transmitted, uninterrupted. The combination of declining cellular airtime rates, network migration to digital technology and increasingly ubiquitous cellular coverage has afforded new growth opportunities for security firms and wireless operators by employing cellular as the primary alarm communications path.

Least Cost Routing
Least Cost Routing is a growth market for us as more countries are legalizing the ability to take advantage of favorable tariff rates. Driving the bottom line through cost-cutting measures is a crucial part of managing any business. Increased business telecommunications needs and the cost of providing essential services to workers are incentives for installing PHONECELL FCTs with PBX and Voice over Internet Protocol (VoIP) systems to provide lower cost telecommunications services. Corporate and enterprise customers are able to effectively manage call flow to and from wireless subscribers using the most economical means available.

Machine-to-Machine Communications (M2M)
Machine-to-Machine communications is a field where human intervention is eliminated or not required in favor of machines managing two-way information flow, diagnostics and alarms. Although telemetry and remote monitoring are spread across numerous vertical applications, this is a growth area for Telular products. Where two-way communications are required to monitor and control remotely deployed equipment, PHONECELL FCTs are used to emulate wireline service for simple connection to wireline telemetry equipment. Familiar applications in this field include pipelines, railroad switches and utility equipment.

Cellular Public Phones
Public Calling Offices are businesses dedicated to providing communications services where people cannot afford a phone, but can afford to make a call. Working behind the scenes, our FCT is responsible for making the connection to the outside world. To the user, the phone call is transparent regardless of network used. In these businesses the proprietor charges customers for making calls.

One of the key drivers behind providing communications in public areas is the expense and oftentimes delays in providing wired phone service. Although the public payphone business has declined domestically, internationally the public payphone business is growing. Telular’s FCTs are sold to payphone suppliers who embed the FCT in housings for use in the familiar public phone booth and for temporary deployment at public events such as the Olympic Games.

Portable Cellular Access
Portable cellular access is different from the personal communications use we typically associate with the cellular industry. Markets that use Telular for portable dial tone and data for mobile settings such as emergency vehicles, delivery trucks, marine vessels, recreational vehicles, trains and radio/television broadcast trucks. While these niches are diverse in the services they deliver, the common thread is the Telular PHONECELL FCT providing vital voice, fax and data communications capability anywhere there is cellular coverage. Unlike typical mobile phones, PHONECELL FCTs are sometimes outfitted with optional higher gain antennas to improve signal strength, enabling standard telephone, fax and computer equipment to be used while on the go.

Disaster Recovery and Emergency Back-Up Services
Recent world events have highlighted the need for rapidly deployed reliable communications. In the event of a natural or man-made disaster where primary communications networks are knocked out, emergency response teams setting up localized wireless networks use PHONECELL and TELGUARD products to quickly restore vital communications to affected areas. Our products are installed in hospitals, schools, financial institutions, airports, emergency response centers, public service centers and utility companies.

TECHNOLOGY

Core Technology
Integral to our ability to deliver product innovations is technology defining an intelligent interface (the Invention) enabling ordinary telecommunications equipment to operate on standard cellular and PCS wireless networks. Bridging the gap between wireline customer premises equipment and cellular networks, the Invention provides Telular’s products with the “look and feel” of the wireline network, providing critical communications and security needs in a variety of environments. The lack of dial tone on the cellular network is a key difference from the wireline network. Generation of standard dial tone, along with off-hook signal detection and other common wireline signals are key benefits provided by our products. Additionally, the Invention avoids the need for a “send” key by automatically generating a “send” signal to the cellular transceiver when all digits have been dialed. Again, the goal is to provide, with cellular service, the familiar “look and feel” to the user of wireline service. As wireless network protocols continue to evolve, Telular is poised to incorporate this core technology into a variety of innovative solutions to meet the challenge of the expanding base of market driven applications.

RESEARCH AND DEVELOPMENT AND PRODUCT LINES
Fundamental to our continued success is a strategy encompassing strong investment in technology, product design, and applications development. Our underlying value proposition is in the intelligent interface that brings the “look and feel” of wireline to the cellular realm. Surrounding that essential premise is the obligation to innovate and integrate basic necessities such as voice, fax, data and security into our products. Currently the only company in the Fixed Cellular industry that supports AMPS, TDMA, CDMA, and GSM technologies, Telular has built core competency in designing and building radios, gaining considerable flexibility in controlling design, designing for cost reduction, and delivering superior performance. We have the ability to utilize in-house radio design or third-party radio modules to fit our needs.

An important trend captivating the cellular industry is the view that networks are transport mechanisms for novel applications and solutions. Because our FCT products operate  on a coordinated basis with wireless networks, Telular plays a role in responding to the customized needs of our carrier customers. Accordingly, an increasing effort on the part of our research and development staff is spent designing, building and testing applications that are specific to key customers or targeted toward vertical markets. In 2004, we built upon the core PHONECELL SX5 platform to provide products incorporating value-added features to enable Wireline Replacement and other customer-specific differentiators to meet ever-shortening time-to-market demands.

At the same time, our experience with various technology platforms has allowed us to significantly cost reduce our products to meet high-volume customer demands in increasingly competitive markets. For example, our PHONECELL SX6P deskphone models were built on the SX5 platform, allowing us to realize a reduction in material costs while also providing important value-added features to satisfy the final consumers of our products.

As a company, we are committed to delivering solutions for today’s networks, while investing in technology advancements for the constantly evolving wireless arena. With GPRS (General Packet Radio Service) and CDMA2000® 1x solutions firmly in place, we expect to build on our product portfolio in fiscal year 2005 with new applications that take advantage of network evolution incorporating high-speed data technologies. For our GSM product line we plan to incorporate new EDGE (Enhanced Data rates for GSM Evolution) technology, and for our CDMA models we expect to include data transmission capability that takes advantage of CDMA2000 1xEV-DO (Evolution Data Only); we are also migrating our TELGUARD line to GSM- and CDMA-based digital security solutions.

Research and development activities sponsored by the Company for the years ended September 30, 2004, 2003 and 2002, were $7,042,000, $6,839,000 and $5,617,000, respectively, and are included in engineering and development expense. There are no customer sponsored research and development activities included in any of those years.

The following details areas of product delivery and research during fiscal year 2004 and anticipated in fiscal year 2005.

GSM (Global System for Mobile Communications) – GSM coverage continues to expand worldwide and our commitment to this technology has resulted in the launch of our PHONECELL SX6P GSM product line, as well as several new developments in the PHONECELL SX5 GSM family of products. The launch of the SX6P GSM deskphone product line provided a cost-effective solution for price-sensitive international markets with the addition of high-speed packed data capability based on the GPRS standard as well as other value-added features. The SX6P products also introduce new technologies (e.g., adaptive multi-rate, “AMR”) that provide value to our network operator customers by increasing their capacity for new revenue streams. The SX5P platform continued to be in demand for new high-value and mission-critical applications, including enterprise and telemetry uses. Telular developed new technology providing for the delivery of new applications enabled by the SX5 platform including PBX Extension and Trunk, multi-language support, telemetry, and Personal LCR (Least Cost Routing).

The expectation for fiscal year 2005 is the development and launch of the SX6T GSM terminal platform. The SX6T is expected to incorporate high-speed data transmission using EDGE (Enhanced Data Rate for GSM Evolution) and eventually UMTS (Universal Mobile Telecommunications System) into our GSM product portfolio.

CDMA (Code Division Multiple Access) – The evolution from cdmaOne™ to CDMA2000 1x has occurred rapidly in North and South America, Eastern Europe, Africa, and across Asia. With mounting worldwide coverage, CDMA2000 is a major investment and core strategy for Telular. As a licensee of QUALCOMM’s CDMA technology, we expect to further strengthen our commitment to this growing technology. Significant investment in research and development for CDMA2000 products allowed us to respond rapidly to the needs of our customers during 2004. We delivered three major product lines based on the PHONECELL CDMA2000 1x platform: the SX5T (Terminals), the SX5P (Phones) and the SX6P (Phones).

The PHONECELL SX5T family of fixed cellular terminals includes models specifically designed for Wireline Replacement applications in advanced markets such as the United States. The terminals support voice, text messaging and high-speed packet data, and include dual-band and single-band versions. To address the particular requirements of large network operators in the US market, we have introduced features such as gpsOne® position technology for E911 compliance and TDD/TTY for the hearing impaired, as well as complied with the exacting performance and interoperability testing regimens mandated by these carrier customers. In 2004, we also developed versions of the SX5T terminals incorporating our expertise in managing payphone and public calling office applications across a wide range of international markets.

In fiscal year 2004, Telular also unveiled the PHONECELL SX5P and SX6P deskphone families for international customers targeting WLL applications. These products support multiple configurations required to meet a varied and demanding worldwide customer base.

In 2005, as the Company further examines the evolution of CDMA technology, CDMA2000 1xEV-DO (Evolution Data Only) and CDMA2000 1xEV-DV (Evolution Data and Voice) are key areas of investigation for incorporation into our product line, based on the needs of the marketplace. Both technologies offer even higher speed packet data and, in the case of EV-DV, increased efficiency for both voice and data utilization.

TELGUARD® – Security is a top of mind topic for many, and a top priority for Telular’s research and development team. As network operators expand digital coverage at the expense of AMPS (Advanced Mobile Phone System) capacity, we have strengthened our investment in the security space by developing GSM-based TELGUARD Digital, TG-7 and TG-8 products. The platform approach originally promoted in the PHONECELL SX5 and the TELGUARD TG-5 products provided important synergies in the development of the TELGUARD Digital products, enabling significant reuse of both hardware and software architectures across the product lines. The TG-7 is cutting-edge technology that can be used as either a primary or secondary (backup) secure communications system. The TG-8 models also feature a wireless voice line, including E911 service capability. Using GSM technology, the TELGUARD Digital product line features improved line availability during alarm conditions, allowing for emergency calls while simultaneously transmitting alarm data. The TELGUARD Digital products are scheduled for launch in fiscal year 2005.

SALES, MARKETING SERVICE AND SUPPORT

International Sales
Cellular systems are increasingly connecting more people together throughout the world. Fixed Cellular has contributed to this success by bringing dial tone and other wireline functionality to places where basic voice calls were not possible. Telular believes that international coverage coupled with “feet-on-the-street” is crucial to generate new sales. Our global sales and marketing teams comprise industry professionals with many years experience in wireless. To cover key markets such as Africa, Asia, Europe, Latin America, the Middle East, and the United States, we have established regional sales offices in Atlanta, Georgia; Beijing, China; Johannesburg, South Africa; London, United Kingdom; Mexico City, Mexico; Miami, Florida; Singapore and Vernon Hills, Illinois. These markets include significant cellular carrier customers in countries such as El Salvador, Guatemala, Mexico and Venezuela. In addition, Telular has built strong relationships with distributors and value-added resellers in a number of markets. We believe that our ability to provide on-site customer technical assistance and support is a key competitive advantage for us, and each of our regional offices is staffed to provide this important service.

Domestic US Sales
The domestic market has traditionally been characterized by vertical market sales using our PHONECELL and TELGUARD products for specific niche applications. New applications such as Wireline Replacement and Wireless Communications Center have emerged in fiscal year 2004 that provide opportunity for large-scale growth in the domestic market. In the US, Telular markets PHONECELL and TELGUARD products through its sales groups in Vernon Hills, Illinois and Atlanta, Georgia, respectively. In the US, Telular is focusing on developing Wireline Replacement, Wireless Communications Center, M2M and other vertical markets and appropriate distribution channels. In 2004, the Company increased its business development activity with major network operators in the US and has conducted and planned for various market trials for WLR applications. Telular’s TELGUARD line is marketed almost exclusively in the US. Primary customers are security system installation companies and security system distributors.

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

QUALCOMM RELATIONSHIP
In April 2003, Telular entered into a CDMA Subscriber Unit License Agreement with QUALCOMM Incorporated (QUALCOMM). Under the terms of the license, Telular has been granted a worldwide and nonexclusive license to make (and have made), import and use subscriber units for Fixed Cellular using QUALCOMM’s Intellectual Property. Telular has also entered into a Software Agreement, which gives us access to QUALCOMM proprietary software; and a Manufacturing and Supply Agreement, which allows Telular to purchase integrated circuits manufactured by QUALCOMM. Under the terms of the license, Telular has granted QUALCOMM a worldwide and nonexclusive limited license to Telular’s Intellectual Property for specific products.

QUALCOMM is a leader in developing and delivering innovative digital wireless communications products and services based on CDMA 2000 1x digital technology. Telular’s relationship with QUALCOMM also gives us access to QUALCOMM’s technical and marketing resources.

MOTOROLA RELATIONSHIP
In 1990, Telular entered into a cross-license agreement with Motorola, Inc. (Motorola), under which Telular licensed to Motorola certain rights to manufacture, sell and use its Invention. The cross-license agreement allows Telular to use Motorola’s transceivers in its products. Telular receives a per unit royalty from Motorola for its use of the Company’s technology. Some Motorola branded products compete with Telular in certain markets, and certain Motorola branded fixed wireless products do not use the Company’s patents.

During fiscal year 2004, Telular continued to source analog cellular transceivers from Motorola for some of its TELGUARD products. Motorola also continued to pay Telular royalties on sales of its analog fixed cellular products.

MANUFACTURING
Fabrication of Telular’s products is accomplished through a combination of in-house assembly and contract manufacturing. Contract manufacturers make and test printed circuit boards for Telular. The final assembly of PHONECELL and TELGUARD products is performed at our facility in Vernon Hills, Illinois, and by contract manufacturers in Mexico and China.

Telular has developed proprietary testing equipment and procedures to conduct comprehensive quality control and quality assurance throughout the manufacturing and assembly process. Quality programs are a high priority at Telular and our Vernon Hills facility is ISO 9001:2000 certified. Telular’s quality assurance department works closely with contract manufacturers, which are also ISO certified, to ensure compliance to the strict quality standards we enforce.

Telular contracts with a variety of suppliers to buy several critical components of its products, including certain cellular transceivers.

EXECUTIVE OFFICERS
The executive officers of Telular and their ages as of December 1, 2004 are as follows:

Name	Age	Position

Kenneth E. Millard	57	Chairman of the Board, Chief Executive Officer and President
Daniel D. Giacopelli	46	Executive Vice President and Chief Technology Officer
Jeffrey L. Herrmann	39	Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary
Daniel C. Wonak	56	Senior Vice President, Business Development
George S. Brody	49	Senior Vice President, Telguard

Kenneth E. Millard was elected Chairman of the Board in October 2001, and is currently Chairman, CEO and President of Telular. Mr. Millard has served as a director, President and Chief Executive Officer of Telular since April 1996. Previously, Mr. Millard served as President and Chief Operating Officer of Oncor Communications, based in Bethesda, Maryland from 1992 to 1996. He worked for Ameritech from 1982 to 1992 where he served as President and Chief Executive Officer of Michigan Bell Telephone Company from 1989 to 1992. Prior to 1989, he held the positions of Senior Vice President of Corporate Strategy for three years and Senior Vice President and General Counsel of Ameritech for four years. From 1972 to 1982, Mr. Millard worked for AT&T and Wisconsin Bell as an attorney. Mr. Millard is currently a member of the Board of Directors of Digi International.

Daniel D. Giacopelli has served as a director, Executive Vice President and Chief Technology Officer of Telular since October 1997. Mr. Giacopelli founded and was President and Chief Executive Officer of Wireless Domain, Incorporated, from September 1995 to November 1997. Prior to that time, Mr. Giacopelli was Director of Engineering of the Wireless Group of Telephonics Corporation from 1987 to 1995. Prior to 1987, Mr. Giacopelli was President and CEO of Valinor Electronics, Inc.

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

Daniel C. Wonak has served as Senior Vice President, Business Development since February 2004, after serving as Senior Vice President, Marketing from July 2000. Mr. Wonak had previously been Marketing Director for the Coherent

OEM Division of Tellabs. From 1995 to 1998 Mr. Wonak served as Vice President of Marketing and Vice President and General Manager for Coherent Communications Corporation. Prior to that he was Vice President for XL Vision, Inc. from 1993 to 1995, President and CEO for HETRA Computer and Communications Industries, Inc. from 1988 to 1993 and Vice President Engineering for Extel Corporation from 1982 to 1988.

George S. Brody was appointed officer on October 26, 2004, and has served as Senior Vice President, Telguard since June 2003. Previously, Mr. Brody worked as a consultant in the Telecommunications industry from 2002 to 2003. From 2000 to 2002, Mr. Brody was Vice President of Sales and Marketing for Evolution Networks, Inc. From 1995 to 2000, Mr. Brody served as Vice President, Sales and Marketing for Philips Electronics. Prior to that he was Vice President, Worldwide Marketing for Burle Industries (1987-1995). Mr. Brody began his career at RCA in 1978.

EMPLOYEES
The Company has 155 employees, of which 35% are in sales and marketing, 23% in manufacturing, 31% in engineering and product development and 11% in finance and administration. None of the Company’s employees are represented by organized labor.

COMPETITION
Fixed Cellular Terminals
The Fixed Cellular Terminal industry consists of domestic and international telecommunications equipment companies, many of which have substantially greater resources than those of Telular, and includes companies such as Ericsson, LG Electronics and Nokia. Many smaller companies and startups present competition to Telular in markets where enforcement of our patent protection is not available or practicable. Competing with these companies in price-sensitive environments is challenging, but Telular does so on the basis of our higher product quality and reliability, state-of-the-art technology and enhanced features, rapid product innovation and customer support. The cellular telecommunications industry is experiencing significant technological change, such as the upgrade of cellular networks to 2.5G and 3G technologies. Demand for productivity-enhancing applications, convenience and security applications that use the new bandwidth delivered by the next-generation technologies are driving the pace of new product delivery to be faster than ever before. The rate at which this change occurs and the success of such new technologies may have a material effect on the rate at which we expand our business and on our ability to maintain profitability. Telular continues to invest in research and development in order to meet the technological advances in the industry and stay abreast of changes in cellular standards and end-user requirements.

Telular has granted licenses under its patents to others for various uses and applications and continues to pursue such license arrangements. We face competition from those licensees, their sublicensees or their customers.

Telular believes its advantages over the competition include:

Better focus/commitment – In the WLL market, Telular’s only business is cellular FCTs. Typically, our largest competitors sell FCTs in support of their primary focus—the network infrastructure business.

More experience – Telular has been in the FCT business for 18 years and in the Wireless Security Products business for 13 years. We have deployed units in more than 130 countries worldwide, reflecting the quality, reliability and innovation of our products. We continue to add experienced personnel to our worldwide staff to enhance our ability to bring the best products to market.

Broader product line – Telular offers products that operate on the world’s major cellular air-interface standards and has developed products for next-generation networks. Telular offers both terminal and phone type products and an expanding portfolio of application specific products.

Service and support – Telular provides customers with comprehensive product service and support. It is our commitment to providing superior quality and service that differentiates us from our competition. We provide on-site technical support for products and applications using our regional sales and support offices. In addition, we are staffed to dispatch field support engineers from our Hauppauge, New York and Vernon Hills, Illinois offices to support the regional offices.

Wireless Security
Although our contribution to the Wireless Security Products industry has been focused on the North American market, the new GSM TELGUARD products are expected to open up the Wireless Security Products market for Telular on a global basis.

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

Telular has adopted an “innovator” role, and has competed successfully by introducing new wireless technology into the marketplace. The TELGUARD value proposition is enabled through its products providing greater signaling reliability, interface compatibility over a wide range of manufacturers’ alarm equipment, simple installation and operational cost efficiencies. Telular is selectively entering into distribution agreements with a number of leading distributors and fulfillment companies that will give us substantially increased points of presence in the marketplace. Some of these companies also compete directly with Telular on products.

PATENTS, LICENSES AND OTHER INTELLECTUAL PROPERTY
With respect to its interface technology, Telular currently has 16 issued patents and 9 pending patent applications in the United States, as well as 24 foreign patents and 15 pending foreign patent applications. Telular has successfully defended many of its patents in court.

Principal Patent
The patent for Telular’s system for interfacing a standard telephone set with a radio transceiver, US Patent No. 4,658,096 (the 096 Patent), was issued by the US Patent Office on April 14, 1987 and expired on September 18, 2004. Telular has been granted several additional patents (the Other Patents) both in the US and abroad as described below in Other Patents. The Other Patents improve the cellular interface, which is the subject of the 096 Patent. The first of the Other Patents will not expire until March 21, 2014. Further, the 096 Patent has been filed in 14 countries with varying expiration dates.

The invention covered by the 096 Patent is a transparent interface between a standard telephone (or other tip and ring device such as a facsimile machine) and a cellular transceiver that allows the telephone to control the operation of the cellular transceiver. The interface provides dial tone, off-hook detection signals and many of the other signals usually provided by regular wireline telephones. The interface also provides for the automatic generation of a send signal from the cellular transceiver once the telephone number has been entered.

Continuation Patents
In 1988 and 1990, Telular obtained two patents (US Patent Nos. 4,775,997 and 4,922,517, respectively), each of which is a continuation and broadening of the 096 Patent. These continuation patents expired on the same date as the 096 Patent. Also in 1988, Telular obtained a continuation-in-part of the 096 Patent, under US Patent No. 4,737,975. Among other things, this patent allows the interface to be programmed in the field to recognize variations in telephone systems from country to country. Telular has incorporated the intelligent interface claimed in the 096 Patent with other novel features that have issued into other patents.

During 2004, Telular was granted two broad-ranging patents (US Patent Nos. 6,775,522 and 6,785,517 ) that cover the connection of landline phones through a cellular interface  to cellular radio transceivers by means of premises wiring, thus enabling true Wireline Replacement. While the new patents built on the original 096 patent, they are independent patents that will continue to be in effect despite the expiration of the 096 patent in the United States.

Other Patents
In 1995, 1997 and 2004, Telular was granted four US patents relating to self-diagnostic systems for cellular transceiver systems for both local and remote reporting. (US Patent Nos.: 5,469,494, 5,859,894, 5,966,428 and 6,090,923). Each of these patents incorporate and claim the cellular interface of the 096 Patent used in combination with a system for providing diagnostics reporting of a fixed cellular terminal initiated either at the terminal or remotely by the cellular provider.

In 1999, Telular was granted US Patent No. 5,946,616 entitled “Concurrent Wireless/Landline Interface Apparatus and Method”. This patent includes claims that incorporate the intelligent interface of the 096 Patent with additional structure permitting the easy adaptation of an unused telephone line as a cellular line for use throughout the wired facility.

On March 7, 2000, US Patent No. 6,035,220 was granted to Telular entitled “Method of Determining End-of-Dialing for Cellular Interface Coupling a Standard Telephone to the Cellular Network.” This patent is an improvement to the interface of the 096 Patent and claims a novel system for recalling previously valid numbers to accelerate the generation of a “SEND” signal.

On November 27, 2001 Telular was issued US Patent No. 6,324,410 entitled “Method and Apparatus for Interfacing a Fixed Cellular Terminal to the Extension Side of a PBX/PABX”. This patent claims a fixed cellular terminal incorporating the 096 patented cellular interface used with adapting means for coupling to a PBX/PABX.

On September 2, 2003, Telular was issued US Patent No. 6,615,056 entitled “Method and Apparatus to Protect Fixed Wireless Terminals from Foreign Voltage at the Tip and Ring Connector”. This patent builds upon the 096 Patent and provides means for protecting a fixed wireless device from foreign voltage associated with tip and ring lines.

On August 17, 2004, Telular obtained US Patent No. 6,778,824 entitled “Apparatus for Wirelessly-Coupling a Bluetooth Wireless Cellular Mobile Handset to a Docking Station for Connecting a Standard Telephone Set to the Cellular Network.” Bluetooth technology is a worldwide specification for a small-form factor, low-cost radio solution that provides links between mobile computers, mobile phones, other portable handheld devices, and connectivity to the Internet. Telular’s invention covers the combination of coupling a Bluetooth-enabled mobile phone to a landline telephone utilizing a docking station for a Bluetooth-enabled transceiver or a Bluetooth-enabled fixed cellular terminal.

Applicability of Telular’s Patents to Emerging Wireless Technologies
Although Telular believes its intelligent interface can be adapted to accommodate emerging wireless technologies, there can be no assurance that these new applications will fall within the scope of the existing patent protection.

Licensing of Technology
Telular has granted licenses to use its technology to a number of other companies, which include the following:

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

AVAILABLE INFORMATION

Internet Address
Telular’s Internet address is www.telular.com.

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

ITEM 2.  PROPERTIES

Telular Corporation (the Company) leases, pursuant to a renewable ten-year lease that began in January 1997, 72,000 square feet for its corporate headquarters in Vernon Hills, Illinois. In addition to serving as corporate headquarters, this facility houses light manufacturing, sales, marketing, finance and administrative functions. The Company leases 20,000 square feet of space for its engineering center in Hauppauge, New York, pursuant to a five-year lease extension that began in October 2002. The Company leases space for its international sales offices in London, England; Miami, Florida and Singapore. The Company leases space to house its TELGUARD sales force and operations in Atlanta, Georgia.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

The Company’s Common Stock trades publicly on the NASDAQ National Market System under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 2004, 2003 and 2002, as reported by NASDAQ. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	QUARTER ENDED DURING FISCAL YEAR 2004

	December 31	March 31	June 30	September 30

High	$7.90	$18.75	$16.10	$10.55
Low	$4.50	$6.15	$6.95	$4.17

	QUARTER ENDED DURING FISCAL YEAR 2003

	December 31	March 31	June 30	September 30

High	$4.40	$6.34	$7.90	$5.90
Low	$1.76	$3.04	$3.76	$3.66

	QUARTER ENDED DURING FISCAL YEAR 2002

	December 31	March 31	June 30	September 30

High	$9.66	$9.49	$7.82	$4.00
Low	$4.50	$5.92	$2.52	$2.30

On November 26, 2004, there were approximately 320 shareholders of record, approximately 7,500 beneficial shareholders and 13,276,426 shares of Common Stock outstanding. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended September 30, 2004, the Company issued 2,591 shares of Common Stock to the law firm of Much, Shelist, Freed, Denenberg, Ament & Rubenstein, P.C. in lieu of cash payments of $15,097 for legal services.

The forgoing issuance  of the Company’s Common Stock did not involve a public offering of securities, and therefore was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

The following table is a summary of certain condensed statement of operations and balance sheet information of the Company. The table lists historical financial data of the Company for the fiscal years ended September 30, 2004, 2003, 2002, 2001 and 2000. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing in Item 8 of this report.

	Year ended September 30,

	(In thousands, except share data)
	2004	2003	2002	2001	2000

Statement of operations data:
Net product sales	$67,873	$55,652	$51,914	$90,072	$32,533
Service revenue	7,889	7,322	6,493	5,636	5,117
Net royalty and royalty settlement revenue	197	—	268	5,442	2,703

Total revenue	75,959	62,974	58,675	101,150	40,353
Cost of sales	54,757	45,299	42,196	68,724	29,463

	21,202	17,675	16,479	32,426	10,890
Operating expenses	21,923	21,256	19,374	20,000	17,380

Income (loss) from operations	(721)	(3,581)	(2,895)	12,426	(6,490)
Net other income (expense)	18	(324)	(114)	450	584

Net income (loss)	(703)	(3,905)	(3,009)	12,876	(5,906)
Less-cumulative dividend on redeemable preferred stock	—	—	—	—	(29)

Income (loss) applicable to common shares	$(703)	$(3,905)	$(3,009)	$12,876	$(5,935)
Basic income (loss) per common share	$(0.05)	$(0.30)	$(0.23)	$1.01	$(0.49)
Diluted income (loss) per common share	$(0.05)	$(0.30)	$(0.23)	$0.99	$(0.49)

As of September 30	2004	2003	2002	2001	2000

Balance sheet data:
Working capital	$36,814	$34,578	$40,187	$41,752	$28,171
Total assets	54,366	52,861	61,825	62,169	44,586
Long term debt, including current maturities (1)	—	—	3,789	3,000	1,900
Stockholders’ equity	44,801	43,510	46,747	48,999	35,679

(1)	The Company had 100% of its long-term debt collaterized with restricted cash and therefore had no net debt on September 30, 2002, 2001 and 2000.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION
The Company designs, develops, manufactures and markets products based on its proprietary interface technologies. These products provide the capability to connect standard telecommunications equipment, including standard telephones, fax machines, data modems and alarm panels with wireless communication networks in the cellular and PCS frequency bands (collectively cellular). Bridging the gap between wireline customer premises equipment and cellular networks, these technologies provide the Company’s products with the “look and feel” of the wireline network, providing critical communications and security needs in a variety of environments. Addressing the needs of basic voice, fax, data and security, the Company’s business segments are divided across two primary product lines: PHONECELL®, a line of Fixed Cellular Terminals and Fixed Cellular Desktop Phones (collectively Fixed Cellular Terminals or FCTs), and TELGUARD®, a line of Wireless Security Products.

The growth of the FCT business in any market is dependent to a considerable extent upon the growth of cellular telephone service in that market as a cost-effective alternative to or substitute for landline telephone systems.  Consequently, in managing the business and making decisions about where to invest resources, the Company’s management collects data and follows trends in the following areas of the cellular industry:

•	The cost of cellular airtime rates to consumers
•	The cost of cellular equipment technology and components
•	The capabilities of deployed cellular systems
•	The number of cellular operators in a given market
•	Operating characteristics of worldwide cellular operators
•	The number of deployed cellular networks using the same technology
•	Consumer attitudes toward cellular technology
•	Competitive and substitute products in the market place
•	Global economic conditions and economic conditions in key markets for Fixed Cellular
•	Telephony regulation in key markets for Fixed Cellular

Based upon trends noted from data collected in the above areas, such as improved economic conditions in Latin America and Local Number Portability in the USA, the Company believes that the market for cellular FCTs will experience substantial growth over the next five years.

The Company generates most of its revenue by making and selling products. It recognizes revenue when its products ship from various manufacturing locations to customers. The Company tracks its revenue in two business segments: Fixed Cellular Terminals and Wireless Security Products.

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

The Company’s operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any fiscal quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company’s operating results for that fiscal quarter, and potentially for future fiscal quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements Pursuant to the Securities Litigation Reform Act that is set forth in Exhibit 99 to this document.

OVERVIEW
Wireless Local Loop (WLL), the concept of connecting standard telecommunications equipment to cellular networks, is the foundation business for the Company. It is this technique that defines our core value proposition.

In developing countries where wireline service is deficient or non-existent, our products provide basic telephone service over existing cellular networks as well as new networks being constructed to expand telephone service in those countries.

The developed world, including the US and Western Europe, has the luxury of choice when it comes to telecommunications services. Digitization, capacity improvements, high-speed data, and boundary-less roaming have contributed to the success that cellular operators have enjoyed through the late 1990’s. Pervasive network coverage and lower airtime rates are driving consumers to increased cellular usage in all parts of their lives, both professional and personal. As a result, some consumers are beginning to abandon their wired phone service altogether in favor of cellular service.

After years of steady growth, cellular carriers are experiencing a slow down in mobile subscriber growth and revenue growth. As a result of this trend many wireless carriers are considering campaigns to displace wired phone service in order to expand their revenue base. A market of replacing wired phone service with cellular phone service is evolving in Europe’s business sector, and is beginning to emerge in the residential sector in the US.

For our business, success in these developed markets is a long sought after goal. To date, the majority of our revenues have come from the international theater. However, the larger and more significant opportunities for revenue are in Western Europe and North America. We believe the trends are in our favor. In particular, in the US the recent regulatory requirement for wireline-to-cellular local number portability has removed a significant obstacle to the adoption of fixed cellular service by consumers.

Wireline-to-cellular local number portability may prove to be an industry-changing catalyst to bring Fixed Cellular to prominence in the developed world. Allowing a customer to retain his or her telephone number when changing from a wireline to a cellular system makes such a switch significantly more customer-friendly and may encourage carriers to expand their marketing and development efforts in this direction. The Company’s products are well suited to support Fixed Cellular applications. Although most programs are in their early stages, the Company is actively involved in consulting, providing product samples, and influencing the direction of fixed cellular adoption in the USA and Europe.

The Company’s strategy is to become the premier supplier of high-quality, cost-competitive fixed cellular equipment in markets throughout the world. Fundamental to its continued success is an approach, which encompasses strong investment in technology, product design, and applications development. The Company is committed to delivering solutions for today’s networks, while investing in technology advancements for the constantly evolving wireless arena.

The Company believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, rapid time-to-market with new products, and superior “in market” customer support. Current product lines deploy the major worldwide cellular air interface standards: GSM, CDMA, TDMA and AMPS. With GPRS (General Packet Radio Service) and CDMA2000® 1x solutions firmly in place, we expect to build on our product portfolio in fiscal year 2005 with new applications that take advantage of network evolution incorporating high-speed data technologies. For our GSM product line we plan to incorporate new EDGE (Enhanced Data rates for GSM Evolution) technology, and for our CDMA models we expect to include data transmission capability that takes advantage of CDMA2000 1xEV-DO (Evolution Data Only); we are also migrating our TELGUARD line to GSM- and CDMA-based digital security solutions.

Fabrication of the Company’s products is accomplished through a combination of in-house assembly and contract manufacturing. Contract manufacturers make and test all printed circuit boards for the Company. The final assembly of PHONECELL and TELGUARD products is performed at our facility in Vernon Hills, Illinois, and by contract manufacturers in Mexico and China.

The Fixed Cellular industry consists of domestic and international telecommunications equipment companies, many of which have substantially greater resources than those of the Telular, and includes companies such as Ericsson, LG and Nokia. Many smaller companies and startups present competition to Telular in markets where enforcement of our patent protection is not available or practicable. Competing with these companies in price-sensitive environments is challenging, but Telular does so on the basis of our higher product quality and reliability, state-of-the-art technology and enhanced features, rapid product innovation and customer support.

Although the Company’s contribution to the Wireless Security Products industry has been focused on the North American market, the new GSM TELGUARD products are expected open up the Wireless Security Products market for the Company on a global basis.

The competitive environment in the Wireless Security Products industry is dominated by a few major equipment suppliers, who have leveraged proprietary systems to maintain their market share. Products in this market have historically been based on analog technology. Because demand for analog service in the US is predicted to decline over time, the Company is developing products based on digital technology. The Company has adopted an “innovator” role, and has competed successfully by introducing innovative new wireless technology into the marketplace.

With respect to its interface technology, the Company currently has 16 issued patents and 9 pending patent applications in the United States, as well as 24 foreign patents and 15 pending foreign patent applications. The Company has successfully defended its patents in court.

RESULTS OF OPERATIONS

Fiscal Year 2004 Compared to Fiscal Year 2003
Net Product Sales.  Net product sales increased 22%, or $12.2 million to $67.9 million for the fiscal year ended September 30, 2004 from $55.7 million for the prior year. Sales of PHONECELL products of $61.7 million increased 23% from $50.2 million during the fiscal year 2004. The increase is primarily the result of larger shipments to Central America and South America. The sale of TELGUARD products increased approximately 12% to $6.2 million during fiscal year 2004 from $5.5 million last year. The increase is primarily the result of higher unit sales volume.

Service Revenue.  Service revenue increased 8% to $7.9 million for fiscal year 2004 from $7.3 million last year. The increase is primarily the result of our activation of additional units sold during the fiscal year.

Royalty Revenue.  Royalty revenue increased to $0.2 million for fiscal year 2004 compared to none the prior year. The increase is primarily the result of increased royalties from Ericsson Radio Systems AB, a licensee of the Company’s technology.

Cost of Sales.  Total cost of sales increased 21% or $9.5 million to $54.8 million for fiscal year 2004 from $45.3 million for fiscal year 2003. Net product cost of sales of $50.0 million increased 24% during fiscal year 2004 from $40.3 million last year. The increase is principally due to the higher sales volume. Service cost of sales decreased 6% to $4.7 million during fiscal year 2004 from $5.0 million last year. The decrease is the result of cost reductions negotiated with service providers. Total cost of sales is 72% of total revenue for both fiscal years 2004 and 2003.

Engineering and Development Expenses.  Engineering and development expenses of $7.5 million for fiscal year 2004, increased 4% or $0.3 million compared to fiscal year 2003. The increase is due primarily to the added expense from the continued investment in new CDMA2000 1x products. Engineering and development expenses are 10% of total revenue for fiscal year 2004 compared to 12% for fiscal year 2003.

Selling and Marketing Expenses.  Selling and marketing expenses of $9.3 million for fiscal year 2004, increased 4%, or $0.4 million from fiscal year 2003. The increase is due to additional Latin American and domestic market development activity. Selling and marketing expenses are 12% of total revenue for fiscal year 2004 and 14% of total revenue for fiscal years 2003.

General and Administrative Expenses (G&A).  G&A for fiscal year 2004 decreased 2% to $4.4 million from $4.5 million for fiscal year 2003. The decrease consists primarily of lower legal fees due to the settlement of a vendor dispute last year. G&A expenses are 6% of total revenue for fiscal year 2004 and 7% of total revenue for fiscal year 2003.

Other Income (Expense).  Other income for fiscal year 2004 increased by $0.3 million compared to other expense for fiscal year 2003. The increase consists primarily of lower interest expense and bank fees due to the termination of the Company’s revolving line of credit last year.

Income Taxes. The Company recorded no income tax benefit due to the uncertainty of the realizability of its deferred tax asset for both fiscal year 2004 and 2003.

Net Income (Loss).  The Company recorded a net loss of $0.7 million or $0.05 per share for fiscal year 2004 compared to a net loss of $3.9 million or $0.30 per share for fiscal year 2003. The decrease in the net loss is primarily the result of higher sales volume.

Fiscal Year 2003 Compared to Fiscal Year 2002
Net Product Sales.  Net product sales increased 7%, or $3.7 million to $55.7 million for the fiscal year ended September 30, 2003 from $51.9 million for the prior year. Sales of PHONECELL products of $50.2 million increased 9% from $46.0 million during the fiscal year 2002. The increase is primarily the result of larger shipments to Central America and South America. The sale of TELGUARD products decreased approximately 7% to $5.5 million during fiscal year 2003 from $5.9 million last year. The decrease is primarily the result of lower average prices caused by a change in the mix of sales, which included more lower priced products during fiscal year 2003.

Service Revenue.  Service revenue increased 13% to $7.3 million for fiscal year 2003 from $6.5 million in fiscal year 2002. The increase is primarily the result of an increase in the percentage of activations of products sold during the fiscal year 2003.

Royalty Revenue.  Royalty revenue decreased 100% from $0.3 million during fiscal year 2002. The decrease is primarily the result of reduced royalties from Motorola, a licensee of the Company’s technology.

Cost of Sales.  Total cost of sales increased 7% or $3.1 million from $42.2 million for fiscal year 2002 to $45.3 million for fiscal year 2003. Net product cost of sales of $40.3 million increased 7% during fiscal year 2003 from $37.7 million the prior year. Service cost of sales increased 12% to $5.0 million during fiscal year 2003 from $4.5 million during fiscal year 2002. The increases are principally due to the higher sales volume. Cost of sales is 72% of total revenue for both fiscal years 2003 and 2002.

Engineering and Development Expenses.  Engineering and development expenses of $7.3 million for fiscal year 2003, increased 19% or $1.2 million compared to fiscal year 2002. The increase is due primarily to the added expense from substantial new investments in CDMA2000 1x products. Engineering and development expenses are 12% of total revenue for fiscal year 2003 compared to 10% for fiscal year 2002.

Selling and Marketing Expenses.  Selling and marketing expenses of $8.9 million for fiscal year 2003, increased 6%, or $0.5 million from fiscal year 2002. The increase resulted from higher spending to promote the Company’s desktop phones in Mexico. Selling and marketing expenses are 14% of total revenue for both fiscal years 2003 and 2002.

General and Administrative Expenses (G&A).  G&A for fiscal year 2003 increased 4% to $4.5 million from $4.3 million for fiscal year 2002. The increase consists primarily of higher premiums for the Company’s directors and officers liability insurance. G&A expenses are 7% of total revenue for both fiscal year 2003 and 2002.

Other Income (Expense).  Other income (expense) for fiscal year 2003 decreased by $0.2 million compared to fiscal year 2002. The decrease consists primarily of less interest income as a result of both reduced cash balances and lower yields.

Income Taxes.  The Company recorded no income tax benefit due to the uncertainty of the realizability of its deferred tax asset for both fiscal year 2003 and 2002.

Net Income (Loss).  The Company recorded a net loss of $3.9 million or $0.30 per share for fiscal year 2003 compared to a net loss of $3.0 million or $0.23 per share for fiscal year 2002. The decrease is primarily the result of higher engineering and development expenses as well as other items discussed above.

LIQUIDITY AND CAPITAL RESOURCES
On September 30, 2004, the Company had $22.7 million in cash and cash equivalents and working capital of $36.8 million. During fiscal year 2004, cash and cash equivalents decreased $1.2 million, compared to a decrease in cash and cash equivalents of $9.9 million during fiscal year 2003.

The Company used $1.9 million of cash from operating activities during fiscal year 2004 compared to $5.8 million during fiscal year 2003. The cash used in operating activities is primarily the result of working capital changes. These working capital changes accounted for $3.4 million of cash used in operating activities and consist primarily of increases in accounts receivable. This change in accounts receivable is principally the result of increased sales volume, which included increased open account sales to customers in North America and South America.

Cash used in investing activities of $1.1 million for fiscal year 2004 compares to cash provided of $0.3 million for fiscal year 2003. The fiscal year 2004 investing activities includes capital spending for product testing equipment of $1.1 million compared to $1.5 million during the prior year. The fiscal year 2003 investing activities include cash used of $2.0 million for the acquisition of licenses and technology (partially offset by an increase in accrued liabilities, which includes a $1.5 million amount due for the acquisition of licenses and technology). The investing activities for fiscal year 2003 include $3.8 million cash provided by a decrease in restricted cash, which was used in financing activities to repay the revolving line of credit (offset by the same amount of net borrowings in financing activities).

Financing activities generated $1.9 million of cash during fiscal year 2004 compared to $4.4 million of cash used during fiscal year 2003. The fiscal year 2004 amount consists of the proceeds from the exercise of employee stock options. The fiscal year 2003 use of cash consists primarily of cash used of $3.8 million for the repayment of the Company’s revolving line of credit (offset by the same amount of restricted cash from investing activities). The fiscal year 2003 financing activities also include $0.6 million in cash for the purchase of treasury stock.

Fiscal year 2003 also included a $1.0 million non-cash transaction for the issuance of stock for a portion of the acquisition cost of a fixed cellular CDMA unit subscriber license.

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

The Company generally requires its foreign customers to prepay, obtain letters of credit or to qualify for export credit insurance underwritten by third party credit insurance companies prior to making international shipments. Also, to mitigate the effects of currency fluctuations on the Company’s results of operations, the Company conducts all of its international transactions in US dollars.

The following table sets forth our total contractual cash obligations as of September 30, 2004:

	Payments Due by Period

Contractual Cash Obligations	Total	Less than 1 year	1–3 years	4-5 years	After 5 years

Capital lease obligations	$24	$24	$—	$—	$—
Operating leases	2,786	1,080	1,666	40	—
Purchase commitments	2,998	2,998	—	—	—

Total contractual cash obligations	$5,808	$4,102	$1,666	$40	$—

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
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At September 30, 2004 and 2003, the inventory reserves were $1.5 million and $0.9 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

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

Based upon observed trends, the Company believes that the market for cellular FCTs will experience substantial growth over the next five years. Consistent with that expectation, the Company’s total revenue rose from $63.0 million for fiscal year 2003 to $76.0 million for fiscal year 2004. The Company has identified significant growth opportunities in Africa, Brazil, China, Europe, India, Mexico, Venezuela and the USA. Each of these markets will develop at a different pace, and the sales cycle for these regions is likely to be several months or quarters.

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

The amount and frequency of product shipments to the Company’s largest customers depends on many factors, including market conditions and agreements with other suppliers. The outcome of pending and future negotiations for orders with such customers and the timing of shipments will have a significant impact on the Company’s future revenues and profitability.

FORWARD LOOKING INFORMATION
Please be advised that some of the information in this filing presents the Company’s intentions, beliefs, judgments and expectations of the future and are forward-looking statements. It is important to note that the Company’s actual results could differ materially from these forward looking statements. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company’s ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely to have a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to this filing, include the risk that technological change will render the Company’s technology obsolete, that the Company may be unable to protect intellectual property rights in its products, that unfavorable economic conditions could lead to lower product sales, the risk of litigation, that the Company may be unable to develop new products, that the Company is dependent on suppliers and contractors, that the Company may be unable to maintain quality control, the risk of doing business in developing markets, that the Company is dependent on research and development, that the Company faces the uncertainty of additional funding, that stockholders may experience dilution of ownership interests resulting from financing activities, arising from volatility of Common Stock price, arising from intense industry competition including competition from its licensees and new market entrants with cellular phone docking station products and the uncertainty in the development of wireless service generally.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuates for these investments is not material as of September 30, 2004.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Telular Corporation

We have audited the accompanying consolidated balance sheets of Telular Corporation as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Chicago, Illinois
October 22, 2004

Telular Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$22,677	$23,861
Trade accounts receivable, less allowance for doubtful accounts of $192 and $103 at September 30, 2004 and 2003, respectively	12,844	8,328
Inventories, net	10,636	11,184
Prepaid expenses and other current assets	222	556

Total current assets	46,379	43,929
Property and equipment, net	3,130	3,475
Other assets:
Excess of cost over fair value of net assets acquired	2,554	2,554
Other intangible assets, less accumulated amortization of $750 and $150 at September 30, 2004 and 2003, respectively	2,250	2,850
Deposits and other	53	53

Total other assets	4,857	5,457

Total assets	$54,366	$52,861

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,382	$5,664
Accrued liabilities	3,183	3,687

Total current liabilities	9,565	9,351
Commitments and contingencies	—	—

Total liabilities	9,565	9,351

Stockholders’ equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 13,265,893 and 12,947,337 shares outstanding, at September 30, 2004 and 2003, respectively	133	129
Additional paid-in capital	152,189	150,199
Accumulated deficit	(107,521)	(106,818)

Total stockholders’ equity	44,801	43,510

Total liabilities and stockholders’ equity	$54,366	$52,861

See accompanying notes.

Telular Corporation
Consolidated Statements of Operations
(In Thousands, Except Share Data)

	Year ended September 30

	2004	2003	2002

Revenue
Net product sales	$67,873	$55,652	$51,914
Service revenue	7,889	7,322	6,493
Royalty revenue	197	—	268

Total revenue	75,959	62,974	58,675
Cost of sales
Net product cost of sales	50,027	40,253	37,678
Service cost of sales	4,730	5,046	4,518

Total cost of sales	54,757	45,299	42,196
Gross margin	21,202	17,675	16,479
Operating Expenses
Engineering and development	7,542	7,279	6,111
Selling and marketing	9,267	8,916	8,394
General and administrative	4,418	4,519	4,342
Provision for doubtful accounts	96	17	27
Amortization	600	525	500

Loss from operations	(721)	(3,581)	(2,895)
Other income (expense)
Interest income	245	448	754
Interest expense	—	(45)	(183)
Other	(227)	(727)	(685)

	18	(324)	(114)

Net loss	$(703)	$(3,905)	$(3,009)

Basic loss per common share	$(0.05)	$(0.30)	$(0.23)

Diluted loss per common share	$(0.05)	$(0.30)	$(0.23)

Weighted-average number of common shares outstanding	13,125,438	12,889,789	12,858,682

See accompanying notes.

Telular Corporation
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-in Capital	Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance at September 30, 2001	$129	$149,071	$(99,904)	$(297)	$48,999

Comprehensive loss:
Net loss for the year ended September 30, 2002	—	—	(3,009)	—	(3,009)
Reclassification adjustments
Loss on sale of investment	—	—	—	133	133
Permanent impairment in market value of investment	—	—	—	164	164

Comprehensive loss					(2,712)
Deferred compensation related to stock options	—	140	—	—	140
Stock options exercised	—	114	—	—	114
Stock issued in connection with services and compensation	—	206	—	—	206

Balance at September 30, 2002	129	149,531	(102,913)	—	46,747

Comprehensive loss:
Net loss for the year ended September 30, 2003	—	—	(3,905)	—	(3,905)
Deferred compensation related to stock options	—	143	—	—	143
Stock options exercised	—	39	—	—	39
Stock issued in connection with services and compensation	—	118	—	—	118
Purchase of treasury stock	(2)	(630)	—	—	(632)
Stock issued in connection with license agreement	2	998	—	—	1,000

Balance at September 30, 2003	129	150,199	(106,818)	—	43,510

Comprehensive loss:
Net loss for the year ended September 30, 2004	—	—	(703)	—	(703)
Stock options exercised	4	1,847	—	—	1,851
Stock issued in connection with services and compensation	—	143	—	—	143

Balance at September 30, 2004	$133	$152,189	$(107,521)	$—	$44,801

See accompanying notes.

Telular Corporation
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended September 30

	2004	2003	2002

Operating activities
Net loss	$(703)	$(3,905)	$(3,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,460	1,362	1,382
Amortization	600	525	500
Compensation expense related to stock options	—	143	140
Common stock issued for services and compensation	143	118	206
Realized loss on sale of investment	—	—	133
Permanent impairment in market value of investment	—	—	164
Changes in assets and liabilities:
Trade receivables	(4,516)	1,285	(4,462)
Inventories	548	(3,992)	2,816
Prepaid expenses, deposits and other	334	553	(724)
Trade accounts payable	718	(3,867)	1,061
Accrued liabilities	(504)	1,929	58

Net cash used in operating activities	(1,920)	(5,849)	(1,735)
Investing activities
Proceeds from sale of short term investment	—	—	15
Decrease (increase) in restricted cash	—	3,789	(789)
Acquisition of property and equipment	(1,115)	(1,509)	(967)
Acquisition of licenses and technology	—	(2,000)	—

Net cash provided by (used in) investing activities	(1,115)	280	(1,741)
Financing activities
Proceeds from exercise of stock options	1,851	39	114
Proceeds from (repayments on) revolving line of credit, net	—	(3,789)	789
Purchase of treasury stock	—	(632)	—

Net cash provided by (used in) financing activities	1,851	(4,382)	903

Net decrease in cash and cash equivalents	(1,184)	(9,951)	(2,573)
Cash and cash equivalents, beginning of period	23,861	33,812	36,385

Cash and cash equivalents, end of period	$22,677	$23,861	$33,812

Supplemental cash flow information
Interest paid	$—	$46	$183
Taxes paid	$18	$44	$13
Non-cash item :
Stock issued in connection with license agreement	$—	$1,000	$—

See accompanying notes.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

1.  DESCRIPTION OF BUSINESS

Telular Corporation (the Company) operates in two business segments, divided between its two principal product lines: PHONECELL, a line of Fixed Cellular Terminals (FCTs), and TELGUARD, a line of Wireless Security Products (Security Products). The Company designs, develops, and manufactures component elements and complete telecommunications equipment assemblies and other complementary products and markets such products domestically and internationally.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Telular-Adcor Security Products and Telular International, Inc. All intercompany balances and transactions have been eliminated.

Revenue Recognition
Product sales and associated costs are recognized at the time of shipment of products which is when title transfers or performance of services. Royalty revenue, which is based on a percentage of sales by the licensee, is recognized by the Company upon notification of sales by the licensee.

Cash Equivalents
Cash equivalents consist of highly liquid investments that have maturities of three months or less from the date of purchase.

Financial Instruments
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Credit risks with respect to trade receivables are limited due to the diversity of customers comprising the Company’s customer base. For international sales, the Company generally receives payment in advance of shipment, irrevocable letters of credit that are confirmed by US banks or purchases international credit insurance to reduce its credit risk. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

Inventories
Inventories are stated at the lower of first in, first out (FIFO) cost or market.

Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill is tested for impairment at least annually. The Company completed its annual impairment test by comparing the fair value of each reporting unit to its book value and determined that its goodwill was not impaired. The Company’s goodwill was $2,554 at September 30, 2004 and 2003.

Intangible assets consist of a license agreement, at cost, which is being amortized over 5 years, the life of the related agreement, using the straight-line method. Intangible assets at September 30, 2004 and 2003 were $2,250 and $2,850, respectively. Amortization expense is expected to be $600 for fiscal years 2005 through 2007 and $450 for fiscal year 2008.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line methods over the assets’ useful lives ranging from 3 to 10 years.

Income Taxes
The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and income tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Earnings Per Share of Common Stock
Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. Weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share were 13,125,438; 12,889,789; and 12,858,682, in 2004, 2003 and 2002, respectively.
The shares outstanding used to compute diluted earnings per share for 2004, 2003 and 2002 exclude outstanding options to purchase 1,801,226, 1,698,927 and 1,196,403 shares of common stock, respectively, with weighted average exercise prices of $7.90, $7.77 and $10.27, respectively. The options were excluded because their inclusion in the computation would have been antidilutive.

Stock-Based Compensation
The Company has an officer and employee stock incentive plan, a non-employee director stock incentive plan and outside of the plans several stock option agreements (see Note 10). Stock-based compensation awards under these plans and agreements are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, “Accounting for Stock issued to Employees.”

In addition, the Company has adopted the disclosure alternative of Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (SFAS 123).

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its options granted subsequent to October 1, 1995, under the fair value method of that Statement. The fair value of options was estimated at the date of grant using a Black-Scholes stock option valuation model with the following weighted-average assumptions for 2004, 2003 and 2002: volatility factor of the expected market price of the common stock of 60%; a weighted-average expected life of the options of four years; no dividend yield and a risk-free interest rate of 3.75%.

Based on these assumptions, the weighted average fair value of the options granted at the date of grant in 2004, 2003 and 2002 was $3.65, $1.78 and $3.47, respectively.

The Black-Scholes stock option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, stock option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2004	2003	2002

Net loss as reported	$(703)	$(3,905)	$(3,009)
Plus employee stock option expense recorded under the intrinsic method, net of related tax effects	—	143	140
Less stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,194)	(927)	(1,466)

Pro forma net loss	$(1,897)	$(4,689)	$(4,335)

Net loss per share:
Basic – as reported	$(0.05)	$(0.30)	$(0.23)
Basic – pro forma	$(0.14)	$(0.36)	$(0.34)
Diluted – as reported	$(0.05)	$(0.30)	$(0.23)
Diluted – pro forma	$(0.14)	$(0.36)	$(0.34)

Accrued Liabilities
Accrued liabilities included $1.0 million and $1.5 million for the acquisition of licenses at September 30, 2004 and 2003, respectively.

Fair Value of Financial Instruments
The carrying values reported in the consolidated balance sheet for accounts receivable and accounts payable approximate their fair values at September 30, 2004 and 2003.

Research and Development Costs
Research and development costs for the years ended September 30, 2004, 2003 and 2002, were $7,042, $6,839 and $5,617, respectively, and are included in engineering and development expense.

Shipping and Handling Costs
Shipping and handling costs of approximately $203, $188, and $445 were included in selling and marketing expense for the years ended September 30, 2004, 2003 and 2002, respectively.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
Certain amounts in the September 30, 2003 and 2002 financial statements have been reclassified to conform to the September 30, 2004 presentation.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In Thousands, Except Share Data)

3. INVENTORIES

Inventories consist of the following:

	September 30

	2004	2003

Raw materials	$5,328	$8,144
Finished goods	6,806	3,955

	12,134	12,099
Less reserve for obsolescence	1,498	915

	$10,636	$11,184

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30

	2004	2003

Computer equipment	$4,481	$4,066
Test and shop equipment	9,222	8,535
Office equipment	1,107	1,104
Leasehold improvements	1,537	1,528
Security equipment held for rent	333	333

	16,680	15,566
Less accumulated depreciation	13,550	12,091

	$3,130	$3,475

5. INVESTMENTS

On March 2, 1998, the Company received 300,000 shares of ORA Electronics, Inc. common stock (ORA stock) in connection with the settlement of patent litigation. ORA stock is traded on NASDAQ’s Over The Counter (OTC) system. The Company’s holdings in ORA stock are valued at the quoted price on OTC for ORA stock on the date of each balance sheet presented. Since 1998 the Company has reduced its holdings in ORA stock via open market sales and holds 107,500 shares of ORA stock on September 30, 2004. During fiscal year 2002, the Company sold 100,000 shares of ORA stock and recognized a loss on the sale of $133.

Pursuant to the settlement with ORA, as amended, the Company received rights to 12.2 million additional shares of ORA stock (Additional Shares). ORA has not issued the Additional Shares to the Company and the Company has not recorded the Additional Shares on its books.

On April 17, 2002, ORA filed a Chapter 11 voluntary petition in US Bankruptcy Court in California. During fiscal year 2002, the Company reduced the carrying cost of its holdings in ORA stock to the market value as quoted on OTC, and recognized a loss of $164 for the permanent impairment in the market value of the investment. The Company simultaneously reversed a $152 accrual recorded in fiscal year 1998, but no longer required for legal fees related to this matter.

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

6. INCOME TAXES

The Company did not record any US federal or state income tax provision or benefit for fiscal year 2004, 2003 and 2002 due to the net operating loss generated in each year.

On September 30, 2004, the Company had net operating loss carryforwards of approximately $108,117 for income tax purposes that begin expiring in 2008. Of this amount, $9,738 relates to tax deductions generated by the exercise of certain stock options by employees, which will be available to offset future income tax liabilities by a total of $3,778. This amount will be treated as a credit to paid in capital when realized. In addition, the Company has $2,648 of research and development credit carryforwards, which begin expiring in 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	September 30

	2004	2003

Deferred tax assets:
Reserve for inventories	$581	$355
Allowance for doubtful accounts	74	40
Intangible assets	1,276	1,812
Research and development tax credit	2,648	2,334
Net operating loss carryforwards	41,949	40,741
Other	575	456

Total deferred tax assets	47,103	45,738
Less valuation allowance	47,103	45,738

Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty of its realizability. The valuation allowance increased by $1,365 during the fiscal year ended September 30, 2004, due principally to the increase in the net operating loss carryforwards in 2004.

Based on the Internal Revenue Code and changes in the ownership of the Company, utilization of the net operating loss carryforwards are subject to certain annual limitations.

7. REVOLVING LINE OF CREDIT

On December 31, 2002, the Company’s Loan and Security Agreement (the Agreement) with Wells Fargo Business Credit Inc. (Wells) matured. On December 30, 2002, the Company repaid the full balance of the loan outstanding under the Agreement and obtained releases from all security interests in assets of the Company held by Wells. In accordance with the Agreement, 100% of the outstanding amount of the Loan was collaterized with restricted cash, which was used to repay the outstanding balance of the Loan.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In Thousands, Except Share Data)

8. COMMITMENTS

The Company occupies certain facilities and rents certain equipment under various lease agreements expiring through February 28, 2008. Rent expense for the years ended September 30, 2004, 2003, and 2002 was approximately $1,035, $978 and $928, respectively. Future minimum obligations under noncancelable operating leases are as follow:

2005	$1,080
2006	1,048
2007	618
2008	40

Total	$2,786

During fiscal year 2002, the Company entered into an agreement with Plexus Services Corporation relating to the manufacturing of circuit card assemblies and final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days’ prior written notice to the other party. As of September 30, 2004 and 2003, the Company had $2,998 and $1,585, respectively, in open purchase commitments pursuant to this agreement.

9. REDEEMABLE PREFERRED STOCK AND PREFERRED STOCK

On September 30, 2004 and 2003, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

10. CAPITAL STOCK AND STOCK OPTIONS

During fiscal year 2003, the Company’s Board of Directors had authorized the repurchase of shares of the Company’s Common Stock, and the Company acquired 157,553 shares at a total cost of $632 during fiscal year 2003.

On April 14, 2003, the Company acquired a fixed cellular CDMA subscriber unit license from QUALCOMM Inc. (QUALCOMM). The Company paid for the up-front license fee by agreeing to make cash installment payments and by issuing 166,309 shares of the Company’s Common Stock. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as it did not involve a public offering of securities. The Company subsequently filed a registration statement on Form S-3 under the Securities Act of 1933, which was declared effective by the Securities and Exchange Commission on June 11, 2003.

In connection with the issuance of 444,444 shares of the Company’s Common Stock during fiscal year 2000, the Company issued 358,407 shares of Common Stock Warrants to investors and the placement agent. The Common Stock Warrants have strike prices, which range from $12.27 to $31.56 per share and expire during the period from March 2, 2005 through April 11, 2005.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In Thousands, Except Share Data)

Outside of the Plans, the Company has entered into stock option agreements (the Stock Option Agreements) with former employees. Under these Stock Option Agreements, certain employees were granted options before the Company’s 1994 initial public offering. These options were granted at exercise prices ranging from $1.44 to $35.16 per share, as determined by the Board of Directors, and represented the estimated fair values of the Company’s Common Stock at the grant date. These options are fully vested and those not exercised or cancelled will expire on the tenth anniversary of the date of grant.

Prior to October 2002, Stock Option Agreements were also provided annually to the independent directors of the Company in lieu of compensation as directors and members of committees of the Board of Directors. These options were granted at exercise prices equal to the price of the Company’s common stock on the date of grant and those not exercised or cancelled expire on the tenth anniversary of the date of grant.

At September 30, 2004, the Company has reserved 3,750,000 shares of Common Stock, of which 2,498,109 are available for issuance in connection with the Plans.

The following table displays all stock option activity as of September 30, including stock options granted under the Plans and the Stock Option Agreements.

	2004		2003		2002

	Options (000’s)	Weighted- Average Exercise Price	Options (000’s)	Weighted- Average Exercise Price	Options (000’s)	Weighted- Average Exercise Price

Outstanding at beginning of year	1,699	$7.77	1,196	$10.27	1,208	$10.95
Granted	601	6.98	731	3.40	231	6.68
Exercised	(306)	6.05	(19)	2.05	(36)	3.23
Canceled	(193)	6.86	(209)	7.29	(207)	11.39

Outstanding at end of year	1,801	$7.90	1,699	$7.77	1,196	$10.27

The following table summarizes information about options outstanding at September 30, 2004:

Range of Exercise Prices	Outstanding as of 9/30/04 (000’s)	Weighted- Average Remaining Contractual Life	Outstanding Weighted- Average Exercise Price	Exercisable as of 9/30/04 (000’s)	Exercisable Weighted- Average Exercise Price

$1.44 - 3.75	374	4.25	$2.85	214	$3.12
3.85 - 6.53	502	5.21	4.67	136	4.49
6.58 - 12.08	434	4.79	7.327	72	10.44
12.25 - 35.16	491	2.34	15.56	434	15.78

	1,801	4.12	$7.90	856	$10.38

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In Thousands, Except Share Data)

11. SEGMENT REPORTING

The Company, which is organized on the basis of products and services, has two reportable business segments, Fixed Cellular Terminals and Security Products. The Company designs, develops, manufactures and markets both Fixed Cellular Terminals and Security Products (see Segment Reporting table below). Fixed Cellular Terminals bridge wireline telecommunications customer premises equipment with cellular type transceivers for use in wireless communication networks. Security products provide wireless backup systems for both commercial and residential alarms systems.

Summarized below are the Company’s segment revenue, net income (loss), tangible long-lived assets, capital expenditures and depreciation and amortization by reportable segment:

Segment Reporting	2004	2003	2002

Revenue
Fixed Cellular Terminals	$61,905	$50,138	$46,283
Security Products	14,054	12,836	12,392

	75,959	62,974	58,675
Net Income (Loss)
Fixed Cellular Terminals	(1,167)	(2,292)	(2,010)
Security Products	464	(1,613)	(999)

	(703)	(3,905)	(3,009)
Property and Equipment, net
Fixed Cellular Terminals	2,727	2,855	2,483
Security Products	403	620	845

	3,130	3,475	3,328
Capital Expenditures
Fixed Cellular Terminals	1,107	1,504	963
Security Products	8	5	4

	1,115	1,509	967
Depreciation and Amortization
Fixed Cellular Terminals	1,234	1,133	1,128
Security Products	226	229	254

	1,460	1,362	1,382

Export sales of Fixed Cellular Terminals represent 89%, 88%, and 89% of total fixed cellular net sales for the years ended September 30, 2004, 2003, and 2002, respectively. Export sales of Security Products were insignificant for these periods.

For the fiscal year ended September 30, 2004, four customers located in El Salvador, Guatemala, Mexico and the US accounted for 17%, 14%, 23% and 15%, respectively, of the Fixed Cellular Terminal revenue and two customers, both located in the US, accounted for 45% and 12%, respectively, of the Security Products revenue.

For the fiscal year ended September 30, 2003, one customer located in Mexico accounted for 56% of the Fixed Cellular Terminal revenue and two customers, both located in the US, accounted for 49% and 11%, respectively, of the Security Products revenue.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In Thousands, Except Share Data)

For the fiscal year ended September 30, 2002, one customer located in Mexico accounted for 55% of the Fixed Cellular Terminal revenue and two customers, both located in the US, accounted for 55% and 10%, respectively, of the Security Products revenue.

12. MAJOR CUSTOMERS

For the year ended September 30, 2004, the Company derived approximately $13,982 (18%), $10,670 (14%), $9,554 (13%) and $8,592 (11%) of its total revenues from four customers, Radiomovil Dipsa Mexico (Telcel), Compania De Telecommunicaciones De El Salvador, Verizon Logistics USA (for its Venezuelan subsidiary) and Telecommunicaciones De Guatemala, respectively. As of September 30, 2004, $4,322, $2,662, $1 and $2,436 was included in accounts receivable from these customers, respectively.

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

13. EXPORT SALES

Export sales were approximately $55,047, $44,293, and $41,228 for the years ended September 30, 2004, 2003, and 2002, respectively. Export sales were primarily to the Caribbean and Latin American (CALA) and European, Middle Eastern, and African (EMEA) regions during the years ended September 30, 2004, 2003 and 2002.

14. CONTINGENCIES

The Company is involved in various legal proceedings that arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

15. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company may match employee contributions on a discretionary basis. There were no matches and therefore no amounts charged against operations related to the Company’s match for the years ended September 30, 2004, 2003, and 2002.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In Thousands, Except Share Data)

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2004 and 2003 (in thousands, except share data).

	Three months ended

	December 31	March 31	June 30	September 30

Fiscal year ended 2004
Total revenue	$16,348	$24,594	$16,428	$18,589
Gross profit	4,057	6,767	4,720	5,658
Net income (loss)	(1,483)	798	(522)	504
Basic income (loss) per common share	(0.11)	0.06	(0.04)	0.04
Diluted income (loss) per common share	(0.11)	0.06	(0.04)	0.04
Fiscal year ended 2003
Total revenue	$25,753	$13,788	$12,132	$11,301
Gross profit	7,709	3,932	3,490	2,544
Net income (loss)	2,307	(1,172)	(1,820)	(3,220)
Basic income (loss) per common share	0.18	(0.09)	(0.14)	(0.25)
Diluted income (loss) per common share	0.18	(0.09)	(0.14)	(0.25)

PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report an evaluation of the effectiveness of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Securities and Exchange Commission.

During the quarter ended September 30, 2004, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Election of Directors in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 25, 2005, which is incorporated herein.

The Directors’ names and occupations are listed in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 25, 2005. Names and information about executive officers are provided in Item 1 of this filing.

The Company has adopted a Code of Ethics for Senior Financial Officers that covers the principal executive officer, the principal financial officer and the principal accounting officer. This Code is posted on the Company’s website at www.telular.com/profile/codes.asp

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 25, 2005, which is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 25, 2005, which is incorporated herein.

Further, for the information required by Item 201(d) of Regulation S-K, reference is made to the information contained under the caption “Option Exercise and Fiscal Year-End Option Values” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 25, 2005, which is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Transactions in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 25, 2005, which is incorporated herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Independent Public Accountants in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 25, 2005, which is incorporated herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	The following financial statements are included in Part II, Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2004 and 2003

Consolidated Statements of Operations for the years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2.

The following financial statement Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2004, 2003 and 2002 is filed as part of this report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.

Schedule II – Valuation and Qualifying Accounts

Description	Balance At Beginning of Period	Charged to Costs and Expenses		Charged to other accounts Describe	Deductions Describe		Balance at end of period

Period Ended September 30, 2004
Accumulated Amortization of Intangible Assets	$150	$600		$—	$—		$750
Valuation Allowance of Deferred Tax Asset	45,738	1,365	(2)	—	—		47,103
Allowance for Doubtful Accounts	103	96		—	(7	) (4)	192
Inventory Reserve	915	733		—	(150	) (3)	1,498
Period Ended September 30, 2003
Accumulated Amortization of Intangible Assets	$625	$525		$—	$(1,000	) (1)	$150
Valuation Allowance of Deferred Tax Asset	43,953	1,785	(2)	—	—		45,738
Allowance for Doubtful Accounts	104	17		—	(18	) (4)	103
Inventory Reserve	465	531		—	(81	) (3)	915
Period Ended September 30, 2002
Accumulated Amortization of Intangible Assets	$125	$500		$—	$—		$625
Valuation Allowance of Deferred Tax Asset	39,190	4,763	(2)	—	—		43,953
Allowance for Doubtful Accounts	210	27		—	(133	) (4)	104
Inventory Reserve	946	289		—	(770	) (3)	465

(1)	Amount represents license fully amortized and netted against the accumulated amortization during the period.

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

Filed as Exhibit 10.1 to Form 8-K filed September 13, 2000 (1)

10.6	Amendment 1 dated June 20, 2002, to the September 13, 2000 Agreement for the Purchase of Telular Fixed Telephony Digital Cellular Telephones among Telular Corporation, et.al. (1)	Filed as Exhibit 10.45 to Form 10-Q filed August 14, 2002

10.7	Nonqualified Stock Option Agreement, dated as of October 31, 2000, by and between the Company and Larry J. Ford	Filed as Exhibit 4.9 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.8	Nonqualified Stock Option Agreement, dated as of October 26, 1999, by and between the Company and Larry J. Ford	Filed as Exhibit 4.10 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.9	Nonqualified Stock Option Agreement, dated as of October 31, 2000, by and between the Company and John E. Berndt	Filed as Exhibit 4.15 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.10	Nonqualified Stock Option Agreement, dated as of October 26, 1999, by and between the Company and John E. Berndt	Filed as Exhibit 4.16 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.11	Nonqualified Stock Option Agreement, dated as of August 30, 2001, by and between the Company and Richard D. Haning	Filed as Exhibit 10.39 to Form 10-K filed December 21, 2001

10.12	Advance Agreement dated as of October 9, 2001, by and between the Company and DNIC Brokerage Company	Filed as Exhibit 10.40 to Form 10-K filed December 21, 2001

10.13	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and John E. Berndt	Filed as Exhibit 10.41 to Form 10-K filed December 21, 2001

10.14	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and Larry J. Ford	Filed as Exhibit 10.42 to Form 10-K filed December 21, 2001

10.15	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and Richard D. Haning	Filed as Exhibit 10.43 to Form 10-K filed December 21, 2001

10.16	Telular Corporation Non-employee Directors’ Stock Incentive Plan	Filed as Exhibit 10.22 to Form 10-Q filed February 14, 2003

10.17	Telular Corporation Common Stock Purchase Agreement dated April 14, 2003, by and among Telular Corporation and QUALCOMM Incorporated	Filed as Exhibit 10.23 to Form 10-Q filed May 15, 2003

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99	Cautionary Statements	Furnished herewith

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

TELULAR CORPORATION

Date: December 14, 2004	By:	/s/ KENNETH E. MILLARD

Kenneth E. Millard
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	KENNETH E. MILLARD	Chairman and Chief Executive	December 14, 2004
Officer
Kenneth E. Millard

/s/	DANIEL D. GIACOPELLI	Executive Vice President,	December 14, 2004
Chief Technology Officer and Director
Daniel D. Giacopelli

/s/	JEFFREY L. HERRMANN	Executive Vice President,	December 14, 2004
Chief Operating Officer,
	Jeffrey L. Herrmann	Chief Financial Officer and Secretary

/s/	ROBERT L. ZIRK	Chief Accounting Officer	December 14, 2004

Robert L. Zirk

/s/	JOHN E. BERNDT	Lead Director	December 14, 2004

John E. Berndt

/s/	LARRY J. FORD	Director	December 14, 2004

Larry J. Ford

/s/	BRIAN J. CLUCAS	Director	December 14, 2004

Brian J. Clucas

/s/	LAWRENCE S. BARKER	Director	December 14, 2004

Lawrence S. Barker

/s/	KEVIN J. WILEY	Director	December 14, 2004

Kevin J. Wiley