Form 10-Q
period 2004-12-31
TELULAR CORP
filed 2005-02-09
CIK 915324

United States
Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004.

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

The number of shares outstanding of the Registrant’s common stock, par value $.01, as of December 31, 2004, the latest practicable date, was 13,289,628 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2004	September 30, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,272	$22,677
Trade accounts receivable, less allowance for doubtful accounts of $197 and $192 at December 31, 2004 and September 30, 2004, respectively	13,386	12,844
Inventories, net	12,469	10,636
Prepaid expenses and other current assets	629	222

Total current assets	45,756	46,379
Property and equipment, net	2,944	3,130
Other assets:
Goodwill	2,554	2,554
Other intangible assets, less accumulated amortization of $900 and $750 at December 31, 2004 and September 30, 2004, respectively	2,100	2,250
Deposits and other	53	53

Total other assets	4,707	4,857

Total assets	$53,407	$54,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$6,072	$6,382
Accrued liabilities	3,392	3,183

Total current liabilities	9,464	9,565
Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 13,289,628 and 13,265,893 outstanding at December 31, 2004 and September 30, 2004, respectively	133	133
Additional paid-in capital	152,262	152,189
Deficit	(108,452)	(107,521)

Total stockholders’ equity	43,943	44,801

Total liabilities and stockholders’ equity	$53,407	$54,366

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended December 31,

	2004	2003

Revenue
Net product sales	$11,453	$14,461
Service revenue	2,200	1,887

Total revenue	13,653	16,348
Cost of sales
Net product cost of sales	8,391	11,039
Service cost of sales	1,253	1,252

Total cost of sales	9,644	12,291

Gross margin	4,009	4,057

Engineering and development expenses	1,660	1,959
Selling and marketing expenses	2,136	2,401
General and administrative expenses	1,040	1,043
Amortization	150	150

Loss from operations	(977)	(1,496)
Other income, net	46	13

Net loss	$(931)	$(1,483)

Net loss per common share:
Basic	$(0.07)	$(0.11)
Diluted	$(0.07)	$(0.11)

Weighted average number of common shares outstanding	13,278,641	12,955,153

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders’ Equity

Balance at September 30, 2004	$133	$152,189	$(107,521)	$44,801
Comprehensive income:
Net loss for period from October 1, 2004 to December 31, 2004	—	—	(931)	(931)
Deferred compensation	—	4	—	4
Stock options exercised	—	69	—	69

Balance at December 31, 2004	$133	$152,262	$(108,452)	$43,943

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,

	2004	2003

Operating Activities:
Net loss	$(931)	$(1,483)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	349	367
Amortization	150	150
Other	4	2
Changes in assets and liabilities:
Trade receivables	(542)	(3,982)
Inventories	(1,833)	344
Prepaid expenses and other assets	(407)	(237)
Trade accounts payable	(310)	266
Accrued liabilities	209	259

Net cash used in operating activities	(3,311)	(4,314)

Investing Activities:
Acquisition of property and equipment	(163)	(266)

Net cash used in investing activities	(163)	(266)

Financing Activities:
Proceeds from the exercise of stock options	69	62

Net cash provided by financing activities	69	62

Net decrease in cash and cash equivalents	(3,405)	(4,518)
Cash and cash equivalents, beginning of period	$22,677	$23,861

Cash and cash equivalents, end of period	$19,272	$19,343

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Unaudited, dollars in thousands, except share data)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the three months ended December 31, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2005. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

2.	Earnings Per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The inclusion of common stock equivalents in the computation of diluted loss per share of common stock in the event of net loss is considered as antidilutive. Weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share were 13,278,641 and 12,955,153, for the three months ended December 31, 2004 and 2003, respectively.

The shares outstanding used to compute diluted earnings per share for the three months ended December 31, 2004 and 2003 exclude outstanding options to purchase 486,766 and 373,790 shares of common stock, respectively. The options were excluded because their inclusion in the computation would have been antidilutive.

3.	Stock Based Compensation

In December 2004, Financial Accounting Standard Board (FASB) issued FASB Statement No. 123, “Share-Based Payment” (SFAS 123R), which requires that all share-based payments to employees, including the grants of employee stock options, be recognized in the financial statements based on their fair values. This statement is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company plans to adopt this statement for the interim and annual period ending September 30, 2005. The Company is in the process of determining the impact that adopting this statement will have on future financial statements for the interim period and annual period ended September 30, 2005. If the Company adopted this statement for the current interim period ended December 31, 2004, the Company would have recognized an additional $370 expense based on the fair value of the stock options granted (See pro forma information below).

Effective January 1, 2003, Telular Corporation (the Company) adopted Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), which requires that pro forma information regarding net income (loss), earnings per share and stock-based employee compensation be presented in interim financial information for any period in which stock-based employee awards are outstanding.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Unaudited, dollars in thousands, except share data)

The Company’s pro forma information is as follows:

	Three Months Ended December 31,

	2004	2003

Net loss as reported	$(931)	$(1,483)
Less stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	370	193

Pro forma net loss	$(1,301)	$(1,676)

Net loss per share:
Basic - as reported	$(0.07)	$(0.11)
Basic – pro forma	$(0.10)	$(0.13)

Diluted - as reported	$(0.07)	$(0.11)
Diluted – pro forma	$(0.10)	$(0.13)

4.	Inventories

The components of inventories consist of the following (000’s):

	December 31, 2004	September 30, 2004

	(unaudited)
Raw materials	$6,064	$5,328
Finished goods	8,043	6,806

	14,107	12,134
Less: Reserve for obsolescence	1,638	1,498

	$12,469	$10,636

5.	Commitments

During fiscal year 2002, the Company entered into an agreement with Plexus Services Corporation relating to the manufacturing of circuit card assemblies and final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days’ prior written notice to the other party. As of December 31, 2004, the Company had $3,877 in open purchase commitments pursuant to this agreement.

6.	Redeemable Preferred Stock and Preferred Stock

On December 31, 2004 and September 30, 2004, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(Unaudited, dollars in thousands, except share data)

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

Summarized below are the Company’s revenue and net income (loss) by reportable segment:

	Three Months Ended December 31,

	2004	2003

Revenue
Fixed Wireless Terminals	$9,792	$12,888
Security Products	3,861	3,460

	$13,653	$16,348
Net Income (Loss)
Fixed Wireless Terminals	$(1,493)	$(1,257)
Security Products	562	(226)

	$(931)	$(1,483)

For the three months ended December 31, 2004, one customer located in Mexico accounted for 67% of the fixed wireless terminal revenue and two customers, both located in the USA accounted for 44% and 10%, respectively, of the security products revenue. For the three months ended December 31, 2003, two customers, one located in Venezuela and one located in Guatemala accounted for 40% and 14%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA accounted for 48% and 12%, respectively, of the security products revenue.

Export sales of fixed wireless terminals represented 88% and 83% of total fixed wireless revenue for the first quarter of fiscal year 2005 and 2004, respectively. Export sales of security products were insignificant for the first quarter of fiscal year 2005 and 2004.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Telular Corporation (the Company) designs, develops, manufactures and markets products based on its proprietary interface technologies. These products provide the capability to connect standard telecommunications equipment, including standard telephones, fax machines, data modems and alarm panels with wireless communication networks in the cellular and PCS frequency bands (collectively cellular). Bridging the gap between wireline customer premises equipment and cellular networks, these technologies provide the Company’s products with the “look and feel” of the wireline network, providing critical communications and security needs in a variety of environments. Addressing the needs of voice, fax, data and security, the Company’s business segments are divided across two primary product lines: PHONECELL®, a line of Fixed Cellular Terminals and Fixed Cellular Desktop Phones (collectively Fixed Cellular Terminals or FCTs), and TELGUARD®, a line of Wireless Security Products.

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

Based upon trends noted from data collected in the industry, such as improved economic conditions in Latin America and Local Number Portability in the USA, the Company believes that the market for cellular FCTs will experience substantial growth over the next five years.

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

The Company’s operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any fiscal quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company’s operating results for that fiscal quarter, and potentially for future fiscal quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in “Cautionary Statements attached as Exhibit 99 to Company’s Form 10-K for the fiscal year ended September 30, 2004.

Results of Operations

First quarter fiscal year 2005 compared to first quarter fiscal year 2004

Net product sales. Net product sales of $11.5 million for the three months ended December 31, 2004, decreased 21% compared to the same period last year. Sales of PHONECELL® products decreased 24%, or $3.1 million, to $9.8 million during the first quarter of fiscal year 2005 compared to the same period of fiscal year 2004. These decreases were primarily the result of the absence of shipments to customers in El Salvador and Venezuela combined with reduced shipments to customers in Guatemala and the United States, but such decreases were partially offset by increased shipments of desktop phones to Mexico. Sales of TELGUARD® products during the first quarter of fiscal year 2005 of $1.7 million increased 6% compared to the same period last year.

Service Revenue. Service revenue increased 17% to $2.2 million during the first quarter of fiscal year 2005 from $1.9 million during the same period last year. The increase is primarily the result of the increase in TELGUARD products sold during the first quarter of fiscal year 2005.

Gross margin. Gross margin for the three months ended December 31, 2004 of $4.0 million, or 29% of total revenue, compares to $4.1 million, or 25% of total revenue, for the same period last year. The increase in gross margin as a percentage of total revenue is primarily the result of the recovery from lower margins last year, which was due to forward pricing of CDMA products during the first quarter of last year.

Engineering and development expenses. Engineering and development expenses decreased $0.3 million, or 15% to $1.7 million for the first quarter of fiscal year 2005 compared to the same period last year. The decrease is due to a reduction in outside contract engineering that was used in the corresponding quarter of the prior year to augment engineering resources.

Selling and marketing expenses. Selling and marketing expenses of $2.1 million for the three months ended December 31, 2004, decreased 11%, or $0.3 million compared to the same period of fiscal year 2004. The decrease is primarily due to lower commissions resulting from the decrease in net product sales.

Net income (loss). The Company recorded net loss of $0.9 million for the first quarter of fiscal year 2005 compared to net loss of $1.5 million for the first quarter of fiscal year 2004. The decrease is primarily the result of lower operating expenses. Net loss in the first quarter from the Fixed Wireless segment of $1.5 million compares to net loss of $1.3 million last year. Net income in the first quarter from the Wireless Security Products segment of $0.6 million compares to net loss of $0.2 million last year.

Net loss per Common Share. Net loss per share of ($0.07) for the first quarter of fiscal year 2005 compares to net loss per share of ($0.11) for the first quarter of fiscal year 2004. The decrease is primarily the result of the lower operating expenses.

Financial Position

Because the Company is actively working to secure very large contracts, it is necessary for the Company to maintain the capability to deliver large volumes of product with relatively short lead times. Consequently, the Company has significant cash reserves, which it also uses to fund operating losses, working capital needs, and capital expenditures. The Company expects accounts receivable and inventories to return to cash in a relatively short period of time. Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On December 31, 2004, the Company had $19.3 million in cash and cash equivalents with a working capital surplus of $36.3 million.

The Company used $3.3 million of cash in operations during the first quarter of fiscal year 2005 compared to cash used of $4.3 million during the same period of fiscal year 2004. Cash used in operations during the first quarter of fiscal year 2005 includes $0.9 million due to the net loss and $2.9 million due to net unfavorable changes in working capital, primarily from an increase in inventories. The increase in inventories is the result a decrease in shipments to large customers in El Salvador and Venezuela due to high inventories at those customers stemming from slower than expected end user sales. The decrease in cash from operations during the first quarter of the prior year consisted primarily of a $1.5 million net loss and $3.3 million of net unfavorable changes in working capital. These unfavorable working capital changes consisted primarily of a $4.0 million increase in accounts receivable resulting from increased open account sales to customers in Central and South America.

The Fixed Wireless segment used $3.9 million of cash in operations during the first quarter of fiscal year 2005, while the Wireless Security Products segment generated $0.6 million of cash in operations. During the first quarter of fiscal year 2004, the Fixed Wireless segment used $4.1 million of cash in operations, while the Wireless Security Products segment used $0.2 million of cash in operations.

Cash used in investing activities of $0.2 million during the first quarter of fiscal year 2005 compares to cash used in investing activities of $0.3 million during the same period of the prior year. The investing activities of both periods consist of capital spending for product testing equipment.

Cash provided by financing activities of $0.1 million during the first quarter of both fiscal year 2005 and 2004 consists of the proceeds from employee stock option exercises.

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

Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2004 and September 30, 2004, the inventory reserves were $1.6 million and $1.5 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Currently, the Company has significant deferred tax assets principally related to net operating losses. Deferred tax assets are reviewed regularly for recoverability, and when necessary, valuation allowances are established based on historical tax losses, projected future taxable income, and expected timing of reversals of existing temporary differences. Valuation allowances have been provided for all deferred tax assets, as management makes assessments about the realizability of such deferred tax assets. Changes in the Company’s expectations could result in significant adjustments to the valuation allowances, which would significantly impact the Company’s results of operations.

Forward Looking Information

Please be advised that some of the information in this filing presents the Company’s intentions, beliefs, judgments and expectations of the future and are forward-looking statements. It is important to note that the Company’s actual results could differ materially from these forward looking statements. For example, there are a number of uncertainties as to the degree and duration of the revenue momentum, which could impact the Company’s ability to be profitable as lower sales may likely result in lower margins. In addition, product development expenditures, which are expected to benefit future periods, are likely tohave a negative impact on near term earnings. Other risks and uncertainties, which are discussed in Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004, include the following risks: that technological change will render the Company’s technology obsolete, that the Company may be unable to protect intellectual property rights in its products, that unfavorable economic conditions could lead to lower product sales, that litigation could have a material adverse effect on the Company’s financial position and results of operations, that the Company may be unable to develop new products, that the Company is dependent on suppliers and contractors, that the Company may be unable to maintain quality control, that the developing markets in which the Company conducts business are more volatile and unstable than domestic markets, that the Company is dependent on research and development, that the Company faces the uncertainty of additional funding, that stockholders may experience dilution of ownership interests resulting from financing activities, that the Company’s Common Stock price is volatile, that the Company faces intense competition within its industry, including competition from its licensees and new market entrants with cellular phone docking station products and that the development of wireless service is generally uncertain.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the Company’s market risk position from the information provided in its Annual Report on From 10-K for the fiscal year ended September 30, 2004. The quantitative and qualitative disclosures about market risk are discussed in Item 7A-Quantitative and Qualitative Disclosures About Market Risk, contained in the Company’s Annual Report on Form 10-k.

Item 4.	CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 ( the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report an evaluation of the effectiveness of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports with the Securities and Exchange Commission.

During the quarter ended December 31, 2004, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, each promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is involved in legal proceedings, that arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on the Company’s consolidated results of operation or financial position. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company’s financial position and results of operations.

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

TELULAR CORPORATION

Date February 9, 2005	By:	/s/ KENNETH E. MILLARD

Kenneth E. Millard Chairman & Chief Executive Officer

Date February 9, 2005		/s/ JEFFREY L. HERRMANN

Jeffrey L. Herrmann Executive Vice President, Chief Operating Officer & Chief Financial Officer

Date February 9, 2005		/s/ ROBERT L. ZIRK

Robert L. Zirk Controller & Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith