Form 10-Q
period 2005-03-31
TELULAR CORP
filed 2005-05-10
CIK 915324

United States
Securities and Exchange Commission
 Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005.

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

The number of shares outstanding of the Registrant’s common stock, par value $.01, as of March 31, 2005, the latest practicable date, was 13,295,278 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2005	September 30, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,272	$22,677
Trade accounts receivable, less allowance for doubtful accounts of $202 and $192 at March 31, 2005 and September 30, 2004, respectively	13,498	12,844
Inventories, net	10,491	10,636
Prepaid expenses and other current assets	501	222

Total current assets	41,762	46,379
Property and equipment, net	2,792	3,130
Other assets:
Goodwill	2,554	2,554
Other intangible assets, less accumulated amortization of $1050 and $750 at March 31, 2005 and September 30, 2004, respectively	1,950	2,250
Other	54	53

Total other assets	4,558	4,857

Total assets	$49,112	$54,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$4,530	$6,382
Accrued liabilities	3,563	3,183

Total current liabilities	8,093	9,565
Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 13,295,278 and 13,265,893 outstanding at March 31, 2005 and September 30, 2004, respectively	133	133
Additional paid-in capital	152,279	152,189
Deficit	(111,393)	(107,521)

Total stockholders’ equity	41,019	44,801

Total liabilities and stockholders’ equity	$49,112	$54,366

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,

	2005	2004

Revenue
Net product sales	$10,840	$22,668
Service revenue	2,243	1,926

Total revenue	13,083	24,594
Cost of sales
Net product cost of sales	9,041	16,682
Service cost of sales	1,263	1,145

Total cost of sales	10,304	17,827

Gross margin	2,779	6,767

Engineering and development expenses	1,661	1,721
Selling and marketing expenses	2,469	2,730
General and administrative expenses	1,501	1,370
Amortization	150	150

Income (loss) from operations	(3,002)	796
Other income, net	62	2

Income (loss) before income taxes	(2,940)	798
Income taxes, net of tax benefit	—	—

Net income (loss)	$(2,940)	$798

Net income (loss) per common share:
Basic	$(0.22)	$0.06
Diluted	$(0.22)	$0.06
Weighted average number of common shares outstanding:
Basic	13,293,338	13,087,478
Diluted	13,293,338	13,990,119

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Six Months Ended March 31,

	2005	2004

Revenue
Net product sales	$22,293	$37,129
Service revenue	4,443	3,813

Total revenue	26,736	40,942
Cost of sales
Net product cost of sales	17,433	27,721
Service cost of sales	2,515	2,397

Total cost of sales	19,948	30,118

Gross margin	6,788	10,824

Engineering and development expenses	3,321	3,680
Selling and marketing expenses	4,605	5,131
General and administrative expenses	2,541	2,413
Amortization	300	300

Loss from operations	(3,979)	(700)
Other income, net	107	15

Loss before income taxes	(3,872)	(685)
Income taxes, net of tax benefit	—	—

Net loss	$(3,872)	$(685)

Net loss per common share:
Basic	$(0.29)	$(0.05)
Diluted	$(0.29)	$(0.05)
Weighted average number of common shares outstanding:
Basic	13,285,909	13,020,954
Diluted	13,285,909	13,020,954

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders’ Equity

Balance at September 30, 2004	$133	$152,189	$(107,521)	$44,801
Net loss for period from October 1, 2004 to March 31, 2005	—	—	(3,872)	(3,872)
Stock options exercised	—	82	—	82
Stock issued in connection with services and compensation	—	8	—	8

Balance at March 31, 2005	$133	$152,279	$(111,393)	$41,019

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,

	2005	2004

Operating Activities:
Net loss	$(3,872)	$(685)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	697	714
Amortization	300	300
Provision for inventory obsolescence	1,131	189
Common stock issued for services and compensation	8	16
Changes in assets and liabilities:
Trade accounts receivable	(654)	(10,211)
Inventories	(986)	1,900
Prepaid expenses and other	(280)	(36)
Trade accounts payable	(1,852)	2,033
Accrued liabilities	380	845

Net cash used in operating activities	(5,128)	(4,935)
Investing Activities:
Acquisition of property and equipment	(359)	(695)

Net cash used in investing activities	(359)	(695)

Financing Activities:
Proceeds from the exercise of stock options	82	1,594

Net cash provided by financing activities	82	1,594

Net decrease in cash and cash equivalents	(5,405)	(4,036)
Cash and cash equivalents, beginning of period	22,677	23,861

Cash and cash equivalents, end of period	$17,272	$19,825

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited, dollars in thousands, except share data)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the six months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2005. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

2.	Earnings Per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The inclusion of common stock equivalents in the computation of diluted loss per share of common stock in the event of net loss is considered antidilutive. Weighted average number of shares of common stock outstanding for computation of basic earnings per share was 13,293,338 and 13,087,478, and diluted earnings per share was 13,293,338 and 13,990,119, for the three months ended March 31, 2005 and 2004, respectively. Weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share was 13,285,909 and 13,020,954, for the six months ended March 31, 2005 and 2004, respectively.

The shares outstanding used to compute diluted earnings per share for the three months ended March 31, 2005, exclude outstanding options to purchase 317,059 shares of common stock. The shares outstanding used to compute diluted earnings per share for the six months ended March 31, 2005 and 2004 exclude outstanding options to purchase 314,531 and 909,268 shares of common stock, respectively. The options were excluded because their inclusion in the computation would have been antidilutive.

3.	Stock Based Compensation

In December 2004, Financial Accounting Standard Board (FASB) issued FASB Statement No. 123 (revised in 2004), “Share-Based Payment” (SFAS 123R), which requires that all share-based payments to employees, including the grants of employee stock options, be recognized in the financial statements based on their fair values. This statement is effective for public companies at the beginning of the first annual period beginning after June 15, 2005, and accordingly Telular Corporation (the Company) will adopt this statement on October 1, 2005. The Company is in the process of determining the impact that adopting this statement will have on its financial statements for the year ended September 30, 2006 and the related interim periods of that year. If the Company adopted this statement for the three month and six month interim periods ended March 31, 2005, the Company would have recognized an additional $255 and $625 expense, respectively, based on the fair value of the stock options granted (See pro forma information below).

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited, dollars in thousands, except share data)

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), which requires that pro forma information regarding net income (loss), earnings per share and stock-based employee compensation be presented in interim financial information for any period in which stock-based employee awards are outstanding. The Company’s pro forma information is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,

	2005	2004	2005	2004

Net income (loss) as reported	$(2,940)	$798	$(3,872)	$(685)
Less stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(255)	(369)	(625)	(577)

Pro forma net income (loss)	$(3,195)	$429	$(4,497)	$(1,262)

Net income (loss) per share:
Basic – as reported	$(0.22)	$0.06	$(0.29)	$(0.05)
Basic – pro forma	$(0.24)	$0.03	$(0.34)	$(0.10)
Diluted – as reported	$(0.22)	$0.06	$(0.29)	$(0.05)
Diluted – pro forma	$(0.24)	$0.03	$(0.34)	$(0.10)

4.	Inventories

The components of inventories consist of the following (000’s):

	March 31, 2005	September 30, 2004

	(unaudited)
Raw materials	$5,366	$5,328
Finished goods	7,731	6,806

	13,097	12,134
Less: reserve for obsolescence	2,606	1,498

	$10,491	$10,636

The March 31, 2005, reserve for obsolescence includes a $831 special charge to cost of sales during the second quarter of fiscal year 2005, to adjust net inventories from cost to market value. (See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations)

5.	Commitments

During fiscal year 2002, the Company entered into an agreement with Plexus Services Corporation relating to the manufacturing of circuit card assemblies and final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days’ prior written notice to the other party. As of March 31, 2005, the Company had $2,859 in open purchase commitments pursuant to this agreement.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(Unaudited, dollars in thousands, except share data)

6.	Redeemable Preferred Stock and Preferred Stock

On March 31, 2005 and September 30, 2004, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

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

Summarized below are the Company’s revenue and net income (loss) by reportable segment:

	Three Months Ended March 31,		Six Months Ended March 31,

	2005	2004	2005	2004

Revenue
Fixed Wireless Terminals	$9,287	$21,412	$19,079	$34,300
Security Products	3,796	3,182	7,657	6,642

	$13,083	$24,594	$26,736	$40,942
Net Income (Loss)
Fixed Wireless Terminals	$(3,181)	$864	$(4,674)	$(393)
Security Products	241	(66)	802	(292)

	$(2,940)	$798	$(3,872)	$(685)

For the three months ended March 31, 2005, two customers, located in Guatemala and Mexico accounted for  31% and 27%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA accounted for 46% and 11%, respectively, of the security products revenue. For the three months ended March 31, 2004, four customers, located in Venezuela, Mexico, El Salvador and Guatemala accounted for 28%, 22%, 16% and 12%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA accounted for 46% and 13%, respectively, of the security products revenue.

Export sales of fixed wireless terminals represented 75% and 94% of total fixed wireless revenue for the second quarter of fiscal year 2005 and 2004, respectively. Export sales of security products were insignificant for the second quarter of fiscal year 2005 and 2004.

For the six months ended March 31, 2005, two customers, located in Mexico and Guatemala accounted for  48% and 20%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA accounted for 45% and 11%, respectively, of the security products revenue. For the six months ended March 31, 2004, four customers, located in Venezuela, Mexico, El Salvador and Guatemala accounted for 25%, 14%, 13% and 13%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA accounted for 47% and 12%, respectively, of the security products revenue.

Export sales of fixed wireless terminals represent 82% and 90% of total fixed wireless revenue for the first six months of fiscal year 2005 and 2004, respectively. Export sales of security products were insignificant for the first six months of fiscal year 2005 and 2004.

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

Results of Operations

Second quarter fiscal year 2005 compared to second quarter fiscal year 2004

Net product sales. Net product sales of $10.8 million for the three months ended March 31, 2005, decreased 52% compared to the same period last year. Sales of PHONECELL® products decreased 58%, or $12.1 million, to $9.3 million during the second quarter of fiscal year 2005 compared to the same period of fiscal year 2004. These decreases were primarily the result of the absence of shipments to customers in El Salvador and Venezuela combined with reduced shipments to a customer in Mexico. Sales of TELGUARD® products during the second quarter of fiscal year 2005 of $1.6 million increased 24% compared to the same period last year. The increase is primarily the result of additional shipments to two of the Company’s largest customers.

Service Revenue. Service revenue increased 17% to $2.2 million during the second quarter of fiscal year 2005 from $1.9 million during the same period last year. The increase is primarily the result of the increase in TELGUARD products sold during the second quarter of fiscal year 2005.

Gross margin. Gross margin for the three months ended March 31, 2005 of $2.8 million, or 21% of total revenue, compares to $6.8 million, or 28% of total revenue, for the same period last year. The decrease in gross margin is the result of lower sales combined with a special charge during the second quarter of fiscal year 2005 for $0.8 million to adjust inventories from cost to market value. This adjustment is the result of new information from the market that indicates that in some cases inventories are valued above market or the quantity on hand exceeds market requirements. The decrease in gross margin as a percentage of total revenue is the result of the adjustment of inventories from cost to market value.

Selling and marketing expenses. Selling and marketing expenses of $2.5 million for the three months ended March 31, 2005, decreased 10%, or $0.3 million compared to the same period of fiscal year 2004. The decrease is primarily due to lower commissions resulting from the decrease in net product sales.

General and administrative expenses (G&A). G&A for the second quarter of fiscal year 2005 increased $0.1 million, or 10%, from $1.4 million for the same period of fiscal year 2004. The increase is the result of a one-time charge of $0.5 million of termination pay under the employment agreement with the Company’s former Chairman and Chief Executive Officer. This was largely offset by lower incentive compensation based on decreased profitability for the second quarter of fiscal year 2005 compared to the same period last year 2004.

Net income (loss). The Company recorded net loss of $2.9 million for the second quarter of fiscal year 2005 compared to net income of $0.8 million for the second quarter of fiscal year 2004. The decrease is primarily the result of lower sales combined with the adjustment of inventories to market value. Net loss in the second quarter from the Fixed Wireless segment of $3.1 million compares to net income of $0.9 million last year. Net income in the second quarter from the Wireless Security Products segment of $0.2 million compares to net loss of $0.1 million last year.

Net income (loss) per Common Share. Net loss per share of ($0.22) for the second quarter of fiscal year 2005 compares to net income per share of $0.06 for the second quarter of fiscal year 2004. The decrease is primarily the result of the lower sales combined with the adjustment of inventories to market value.

First six months fiscal year 2005 compared to first six months fiscal year 2004

Net Product Sales. Net product sales of $22.3 million for the first six months of fiscal year 2005 decreased 40%, or $14.8 million compared to the same period last year. Sales of PHONECELL® products decreased 44%, or $15.2 million, to $19.1 million during the first six months of fiscal year 2005 compared to the same period of fiscal year 2004. These decreases were primarily the result of the absence of shipments to customers in El Salvador and Venezuela partially offset by increased shipments to customer in Mexico. Sales of TELGUARD® products during the first six months of fiscal year 2005 of $3.2 million increased 14%, or $0.4 compared to the same period last year. The increase is primarily the result of additional shipments to two of the Company’s largest customers.

Service Revenue. Service revenue increased 17% to $4.4 million during the first six months of fiscal year 2005 from $3.8 million during the same period last year. The increase is primarily the result of the increase in TELGUARD products sold during the first six months of fiscal year 2005.

Gross margin. Gross margin decreased 37%, or $4.0 million, for the first six months of fiscal year 2005 compared to the first six months of fiscal year 2004. Gross margin for the six months ended March 31, 2005 of $6.8 million, or 25% of total revenue, compares to $10.8 million, or 26% of total revenue, for the same period last year. The decrease in gross margin is primarily the result of lower sales during the first six months of fiscal year 2005 combined with the special charge to adjust inventories from cost to market value during the second quarter of fiscal year 2005.

Engineering and development expenses. Engineering and development expenses decreased $0.3 million, or 10% to $3.3 million for the first six months of fiscal year 2005 compared to the same period last year. The decrease is due to a reduction in outside contract engineering that was used in the corresponding period of the prior year to augment engineering resources.

Selling and marketing expenses. Selling and marketing expenses of $4.6 million for the first six months of fiscal year 2005, decreased 10%, or $0.5 million compared to the same period of fiscal year 2004. The decrease is primarily due to lower commissions resulting from the decrease in sales.

Net income (loss). The Company recorded a net loss of ($3.9) million for the first six months of fiscal year 2005 compared to net loss of ($0.7) million for the first six months of fiscal year 2004. The increased loss is primarily the result of lower sales in the Fixed Wireless segment this year. A net loss in the first six months from the Fixed Wireless segment of ($4.7) million compares to net loss of ($0.4) million for the first six months of fiscal year 2004. The increased loss is primarily the result of lower sales this year. A net income in the first six months from the Wireless Security Products segment of $0.8 million compares to net loss of ($0.3) million in the corresponding period of last year. The increase is the result of higher sales volume and the cost reductions negotiated with suppliers.

Net income (loss) per Common Share. Net loss per share of ($0.29) for the first six months of fiscal year 2005 compares to net loss per share of ($0.05) for the first six months of fiscal year 2004. The increased loss per share is primarily the result of lower sales in the Fixed Wireless segment to date this year.

Financial Position

Because the Company is actively working to secure very large contracts, it is necessary for the Company to maintain the capability to deliver large volumes of product with relatively short lead times. Consequently, the Company has significant cash reserves, which it also uses to fund operating losses, working capital needs, and capital expenditures. The Company expects accounts receivable and inventories to return to cash in a relatively short period of time. Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On March 31, 2005, the Company had $17.3 million in cash and cash equivalents with a working capital surplus of $33.7 million.

The Company used $5.1 million of cash in operations during the first six months of fiscal year 2005 compared to cash used of $4.9 million during the same period of fiscal year 2004. Cash used in operations during the first six months of fiscal year 2005 includes $3.8 million due to the net loss and $2.3 million due to net unfavorable changes in working capital, primarily from a decrease in accounts payable. The decrease in accounts payable is due to reduced purchases caused by lower sales. The decrease in cash from operations during the first six months of the prior year consisted primarily of a $0.7 million net loss and $5.3 million of net unfavorable changes in working capital. The unfavorable working capital changes consisted primarily of a $10.2 million increase in accounts receivable resulting from increased open account sales to customers in North and South America during the prior year. This was partially offset by the combination of a $2.1 million decrease in inventories, a $2.0 million increase in accounts payable and a $0.8 million increase in accrued liabilities. These changes are the primarily the result of increased sales during the second quarter of fiscal year 2004.

The Fixed Wireless segment used $6.0 million of cash in operations during the first six months of fiscal year 2005, while the Wireless Security Products segment generated $0.9 million of cash in operations. During the first six months of fiscal year 2004, the Fixed Wireless segment used $4.7 million of cash in operations, while the Wireless Security Products segment used $0.2 million of cash in operations.

Cash used in investing activities of $0.4 million during the first six months of fiscal year 2005 compares to cash used in investing activities of $0.7 million during the same period of the prior year. The investing activities of both periods consist of capital spending for product testing equipment.

Cash provided by financing activities of $0.1 million during the first six months of fiscal year 2005 compares to cash provided of $1.6 million for the same period last year. The cash provided by financing activities in both years consist of the proceeds from employee stock option exercises.

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

Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At March 31, 2005 and September 30, 2004, the inventory reserves were $2.6 million and $1.5 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

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

During the quarter ended March 31, 2005, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, each promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Annual Meeting of Shareholders was held on January 25, 2005. The number of shares issued and outstanding and entitled to vote was 13,276,426. There were present at said meeting, in person or by proxy, shareholders holding 13,042,992 shares of common stock. Such shareholders held 98% of the stock outstanding, and entitled to vote and constituted a quorum.

The following persons received a majority of the votes cast for Directors, specifically stated as:

	For	Withheld

Kenneth E. Millard	12,101,806	941,186
John E. Berndt	12,236,750	806,242
Larry J. Ford	12,160,129	882,863
Daniel D. Giacopelli	12,405,779	637,213
Brian J. Clucas	12,471,998	570,994
Lawrence S. Barker	12,536,270	506,722
Kevin J. Wiley	12,535,620	507,372

The results of the vote on three shareholder proposals submitted to the Company for consideration is as follows:

	For	Against	Withheld

Split Offices of Chairman and CEO	1,142,444	3,718,125	198,596
Adopt Cumulative Voting	1,260,159	3,448,076	350,930
Increase the Size of the Company’s Board of Directors from Six to Nine Directors	1,405,907	3,627,035	26,223

All nominees for Director were elected. However, none of the shareholder proposals were approved.

Item 6.	EXHIBITS

The following documents are filed as Exhibits to this report:

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

TELULAR CORPORATION

Date May 10, 2005	By:	/s/ JOHN E. BERNDT

John E. Berndt Chairman & Chief Executive Officer

Date May 10, 2005		/s/ JEFFREY L. HERRMANN

Jeffrey L. Herrmann Executive Vice President, Chief Operating Officer & Chief Financial Officer

Date May 10, 2005		/s/ ROBERT L. ZIRK

Robert L. Zirk Controller & Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith