Form 10-Q
period 2005-06-30
TELULAR CORP
filed 2005-08-09
CIK 915324

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005.

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

The number of shares outstanding of the Registrant’s common stock, par value $.01, as of June 30, 2005, the latest practicable date, was 13,305,988 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2005	September 30, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,568	$22,677
Trade accounts receivable, less allowance for doubtful accounts of $207 and $192 at June 30, 2005 and September 30, 2004, respectively	11,025	12,844
Inventories, net	8,734	10,636
Prepaid expenses and other current assets	395	222

Total current assets	37,722	46,379
Property and equipment, net	2,633	3,130
Other assets:
Goodwill	2,554	2,554
Other intangible assets, less accumulated amortization of $1,200 and $750 at June 30, 2005 and September 30, 2004, respectively	1,800	2,250
Other	54	53

Total other assets	4,408	4,857

Total assets	$44,763	$54,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,030	$6,382
Accrued liabilities	3,188	3,183

Total current liabilities	8,218	9,565
Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 13,305,988 and 13,265,893 outstanding at June 30, 2005 and September 30, 2004, respectively	133	133
Additional paid-in capital	152,308	152,189
Deficit	(115,896)	(107,521)

Total stockholders’ equity	36,545	44,801

Total liabilities and stockholders’ equity	$44,763	$54,366

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,

	2005	2004

Revenues
Net product sales	$9,151	$14,431
Service revenue	2,264	1,997

Total revenue	11,415	16,428
Cost of sales
Net product cost of sales	9,112	10,579
Service cost of sales	1,264	1,129

Total cost of sales	10,376	11,708

Gross margin	1,039	4,720

Engineering and development expenses	1,804	1,894
Selling and marketing expenses	2,445	2,144
General and administrative expenses	1,213	1,056
Amortization	150	150

Loss from operations	(4,573)	(524)
Other income, net	70	2

Loss before income taxes	(4,503)	(522)
Income taxes	—	—

Net loss	$(4,503)	$(522)

Net loss per common share:
Basic	$(0.34)	$(0.04)
Diluted	$(0.34)	$(0.04)

Weighted average number of common shares outstanding:
Basic	13,304,867	13,214,712
Diluted	13,304,867	13,214,712

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Nine Months Ended June 30,

	2005	2004

Revenues
Net product sales	$31,444	$51,560
Service revenue	6,707	5,810

Total revenue	38,151	57,370
Cost of sales
Net product cost of sales	26,545	38,300
Service cost of sales	3,779	3,526

Total cost of sales	30,324	41,826

Gross margin	7,827	15,544

Engineering and development expenses	5,125	5,574
Selling and marketing expenses	7,050	7,275
General and administrative expenses	3,754	3,469
Amortization	450	450

Loss from operations	(8,552)	(1,224)
Other income, net	177	17

Loss before income taxes	(8,375)	(1,207)
Income taxes	—	—

Net loss	$(8,375)	$(1,207)

Net loss per common share:
Basic	$(0.63)	$(0.09)
Diluted	$(0.63)	$(0.09)

Weighted average number of common shares outstanding:
Basic	13,292,228	13,085,304
Diluted	13,292,228	13,085,304

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Deficit	Total Stockholders’ Equity

Balance at September 30, 2004	$133	$152,189	$(107,521)	$44,801
Net loss for period from October 1, 2004 to June 30, 2005	—	—	(8,375)	(8,375)
Stock options exercised	—	107	—	107
Stock issued in connection with services and compensation	—	12	—	12

Balance at June 30, 2005	$133	$152,308	$(115,896)	$36,545

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,

	2005	2004

Operating Activities:
Net loss	$(8,375)	$(1,207)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,046	1,080
Amortization	450	450
Common stock issued for services and compensation	12	134
Changes in assets and liabilities:
Trade accounts receivable	1,819	(3,004)
Inventories	1,902	1,213
Prepaid expenses and other	(174)	(29)
Trade accounts payable	(1,352)	(890)
Accrued liabilities	5	(135)

Net cash used in operating activities	(4,667)	(2,388)
Investing Activities:
Acquisition of property and equipment	(549)	(830)

Net cash used in investing activities	(549)	(830)

Financing Activities:
Proceeds from the exercise of stock options	107	1,678

Net cash provided by financing activities	107	1,678

Net decrease in cash and cash equivalents	(5,109)	(1,540)
Cash and cash equivalents, beginning of period	22,677	23,861

Cash and cash equivalents, end of period	$17,568	$22,321

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited, dollars in thousands, except share data)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the nine months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2005. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

2.	Earnings Per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The inclusion of common stock equivalents in the computation of diluted loss per share of common stock in the event of net loss is considered antidilutive. Weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share was 13,304,867 and 13,214,712, for the three months ended June 30, 2005 and 2004, respectively. Weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share was 13,292,228 and 13,085,304, for the nine months ended June 30, 2005 and 2004, respectively.

The shares outstanding used to compute diluted earnings per share for the three months ended June 30, 2005 and 2004, exclude outstanding options to purchase 110,602 and 734,339 shares of common stock, respectively. The shares outstanding used to compute diluted earnings per share for the nine months ended June 30, 2005 and 2004 exclude outstanding options to purchase 251,284 and 679,137 shares of common stock, respectively. The options were excluded because their inclusion in the computation would have been antidilutive.

3.	Stock Based Compensation

In December 2004, Financial Accounting Standard Board (FASB) issued FASB Statement No. 123 (revised in 2004), “Share-Based Payment” (SFAS 123R), which requires that all share-based payments to employees, including the grants of employee stock options, be recognized in the financial statements based on their fair values. This statement is effective for public companies at the beginning of the first annual period beginning after June 15, 2005, and accordingly Telular Corporation (the Company) will adopt this statement on October 1, 2005. The Company is in the process of determining the impact that adopting this statement will have on its financial statements for the year ended September 30, 2006 and the related interim periods of that year. If the Company adopted this statement for the three month and nine month interim periods ended June 30, 2005, the Company would have recognized an additional $102 and $727 expense, respectively, based on the fair value of the stock options granted (See pro forma information below).

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

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Net loss as reported	$(4,503)	$(522)	$(8,375)	$(1,207)
Less stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(102)	(349)	(727)	(926)

Pro forma net loss	$(4,605)	$(871)	$(9,102)	$(2,133)

Net loss per share:
Basic - as reported	$(0.34)	$(0.04)	$(0.63)	$(0.09)
Basic – pro forma	$(0.35)	$(0.07)	$(0.68)	$(0.10)
Diluted - as reported	$(0.34)	$(0.04)	$(0.63)	$(0.09)
Diluted – pro forma	$(0.35)	$(0.07)	$(0.68)	$(0.10)

4.	Inventories

The components of inventories consist of the following (000’s):

	June 30, 2005	September 30, 2004

	(unaudited)
Raw materials	$5,901	$5,328
Finished goods	6,840	6,806

	12,741	12,134
Less: reserve for obsolescence	4,007	1,498

	$8,734	$10,636

The June 30, 2005, reserve for obsolescence includes charges to cost of sales of $1,501 during the third quarter of fiscal year 2005. These adjustments of net inventories from cost to market value were the result of new information obtained from the Company’s customers that indicates that in some cases inventories are valued above market price or the quantity on hand exceeds market requirements.

5.	Commitments

During fiscal year 2002, the Company entered into an agreement with Plexus Services Corporation relating to the manufacturing of circuit card assemblies and final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days’ prior written notice to the other party. As of June 30, 2005, the Company had $3,815 in open purchase commitments pursuant to this agreement.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited, dollars in thousands, except share data)

6.	Redeemable Preferred Stock and Preferred Stock

On June 30, 2005 and September 30, 2004, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

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

Summarized below are the Company’s revenue and net income (loss) by reportable segment:

	Three Months Ended June 30,		Nine Months Ended June 30,

	2005	2004	2005	2004

Revenue
Fixed Wireless Terminals	$7,467	$13,021	$26,546	$47,321
Security Products	3,948	3,407	11,605	10,049

	$11,415	$16,428	$38,151	$57,370
Net Income (Loss)
Fixed Wireless Terminals	$(4,820)	$(719)	$(9,494)	$(1,112)
Security Products	317	197	1,119	(95)

	$(4,503)	$(522)	$(8,375)	$(1,207)

For the three months ended June 30, 2005, two customers, located in Guatemala and the USA, accounted for  44% and 10%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA, accounted for 56% and 10%, respectively, of the security products revenue. For the three months ended June 30, 2004, three customers, located in El Salvador, Guatemala and Mexico, accounted for 31%, 21% and 14%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA, accounted for 45% and 12%, respectively, of the security products revenue.

Export sales of fixed wireless terminals represented 82% and 90% of total fixed wireless revenue for the third quarter of fiscal year 2005 and 2004, respectively. Export sales of security products were insignificant for the third quarter of fiscal year 2005 and 2004.

For the nine months ended June 30, 2005, three customers, located in Mexico, Guatemala and the USA, accounted for 37%, 27% and 11%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA, accounted for 49% and 11%, respectively, of the security products revenue. For the nine months ended June 30, 2004, four customers, located in Venezuela, El Salvador, Guatemala and Mexico, accounted for 20%, 18%, 15% and 14%, respectively, of the fixed wireless terminal revenue and two customers, both located in the USA, accounted for 46% and 12%, respectively, of the security products revenue.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
(Unaudited, dollars in thousands, except share data)

Export sales of fixed wireless terminals represent 82% and 90% of total fixed wireless revenue for the first nine months of fiscal year 2005 and 2004, respectively. Export sales of security products were insignificant for the first nine months of fiscal year 2005 and 2004.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Telular Corporation (the Company) designs, develops, manufactures and markets products based on its proprietary interface technologies. These products provide the capability to connect standard telecommunications equipment, including standard telephones, fax machines, data modems and alarm panels, with wireless communication networks in the cellular and PCS frequency bands (collectively cellular). Bridging the gap between wireline customer premises equipment and cellular networks, these technologies provide the Company’s products with the “look and feel” of the wireline network, providing critical communications and security needs in a variety of environments. Addressing the needs of voice, fax, data and security, the Company’s business segments are divided across two primary product lines: PHONECELL®, a line of Fixed Cellular Terminals and Fixed Cellular Desktop Phones (collectively Fixed Cellular Terminals or FCTs), and TELGUARD®, a line of Wireless Security Products.

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

Based upon trends noted from data collected in the industry, the Company believes that the market for cellular FCTs will experience substantial growth over the next five years.

To capture a substantial share of the growing FCT market, the Company believes that it needs to offer more competitive product prices to compete with new entrants to the market. Consequently, the Company recently changed its strategy and began offering lower prices in pursuit of a larger share of the opportunities in the market, at the same time it began making plans to drive costs lower and move more of its production offshore.

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

The Company’s operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any fiscal quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company’s operating results for that fiscal quarter, and potentially for future fiscal quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements attached as Exhibit 99 to Company’s Form 10-K for the fiscal year ended September 30, 2004.

Results of Operations

Third quarter fiscal year 2005 compared to third quarter fiscal year 2004

Net product sales. Net product sales of $9.1 million for the three months ended June 30, 2005, decreased 37%, or $5.3 million compared to the same period last year. Sales of PHONECELL® products decreased 43%, or $5.6 million, to $7.4 million during the third quarter of fiscal year 2005 compared to the same period of fiscal year 2004. These decreases were primarily the result of the absence of shipments to customers in Venezuela combined with reduced shipments to customers in El Salvador and Mexico. Sales of TELGUARD® products during the third quarter of fiscal year 2005 of $1.7 million increased 20%, or $0.3 million compared to the same period last year. The increase is primarily the result of additional shipments to two of the Company’s largest customers.

Service Revenue. Service revenue increased 13% to $2.3 million during the third quarter of fiscal year 2005 from $2.0 million during the same period last year. The increase is primarily the result of the increase in TELGUARD products sold during the third quarter of fiscal year 2005.

Gross margin. Gross margin for the three months ended June 30, 2005 of $1.0 million, or 9% of total revenue, compares to $4.7 million, or 29% of total revenue, for the same period last year. The decrease in gross margin is the result of lower sales combined with a charge during the third quarter of fiscal year 2005 for $1.5 million to adjust inventories from cost to market value. This adjustment is the result of new information from the market that indicates that in some cases inventories are valued above market price or the quantity on hand exceeds market requirements. The decrease in gross margin as a percentage of total revenue is the result of the adjustment of inventories from cost to market value combined with the fact that the cost of sales includes certain fixed costs that do not change as total revenues decrease.

Selling and marketing expenses. Selling and marketing expenses of $2.4 million for the three months ended June 30, 2005, increased 14%, or $0.3 million compared to the same period of fiscal year 2004. The increase is due to additional market development expenditures for promotions intended to lower customer inventories.

Net income (loss). The Company recorded a net loss of $4.5 million for the third quarter of fiscal year 2005 compared to a net loss of $0.5 million for the third quarter of fiscal year 2004. The decrease is primarily the result of lower sales combined with the adjustment of inventories to market value. Net loss in the third quarter from the Fixed Wireless segment of $4.8 million compares to net loss of $0.7 million last year. Net income in the third quarter from the Wireless Security Products segment of $0.3 million compares to net income of $0.2 million last year.

Net loss per Common Share. Net loss per share of $0.34 for the third quarter of fiscal year 2005 compares to net loss per share of $0.04 for the third quarter of fiscal year 2004. The increased loss is primarily the result of the lower sales combined with the adjustment of inventories to market value.

First nine months fiscal year 2005 compared to first nine months fiscal year 2004

Net Product Sales. Net product sales of $31.4 million for the first nine months of fiscal year 2005 decreased 39%, or $20.1 million compared to the same period last year. Sales of PHONECELL® products decreased 44%, or $20.8 million, to $26.5 million during the first nine months of fiscal year 2005 compared to the same period of fiscal year 2004. These decreases were primarily the result of the absence of shipments to customers in Venezuela and lower shipments to a customer in El Salvador. This was partially offset by increased shipments to a customer in Mexico. Sales of TELGUARD® products during the first nine months of fiscal year 2005 of $4.9 million increased 16%, or $0.7 compared to the same period last year. The increase is primarily the result of additional shipments to two of the Company’s largest customers.

Service Revenue. Service revenue increased 15% to $6.7 million during the first nine months of fiscal year 2005 from $5.8 million during the same period last year. The increase is primarily the result of the increase in TELGUARD products sold during the first nine months of fiscal year 2005.

Gross margin. Gross margin decreased 50%, or $7.7 million, for the first nine months of fiscal year 2005 compared to the first six months of fiscal year 2004. Gross margin for the nine months ended June 30, 2005 of $7.8 million, or 21% of total revenue, compares to $15.5 million, or 27% of total revenue, for the same period last year. The decrease in gross margin is primarily the result of lower sales during the first nine months of fiscal year 2005 combined with the charges to adjust inventories from cost to market value during both the second and third quarters of fiscal year 2005.

Engineering and development expenses. Engineering and development expenses decreased $0.5 million, or 8% to $5.1 million for the first nine months of fiscal year 2005 compared to the same period last year. The decrease is due to a reduction in outside contract engineering that was used in the corresponding period of the prior year to augment engineering resources.

Selling and marketing expenses. Selling and marketing expenses of $7.1 million for the first nine months of fiscal year 2005, decreased 3%, or $0.2 million compared to the same period of fiscal year 2004. The decrease is primarily due to lower commissions resulting from the decrease in sales.

General and administrative expenses (G&A). G&A for the first nine of fiscal year 2005 increased $0.3 million, or 8%, from $3.5 million for the same period of fiscal year 2004. The increase is the result of additional expenditures to comply with the Sarbanes-Oxley Act of 2002 combined with expenditures for the search for a new CEO.

Net income (loss). The Company recorded a net loss of $8.4 million for the first nine months of fiscal year 2005 compared to net loss of $1.2 million for the first nine months of fiscal year 2004. A net loss in the first nine months from the Fixed Wireless segment of $9.5 million compares to net loss of $1.1 million for the first nine months of fiscal year 2004. The increased loss is primarily the result of lower sales this year combined with the charges to reduce inventories from cost to market. A net income in the first nine months from the Wireless Security Products segment of $1.1 million compares to net loss of $0.1 million in the corresponding period of last year. The increase is the result of higher sales volume.

Net loss per Common Share. Net loss per share of $0.63 for the first nine months of fiscal year 2005 compares to net loss per share of $0.09 for the first nine months of fiscal year 2004. The increased loss per share is primarily the result of lower sales in the Fixed Wireless segment to date this year combined with the special charges to reduce inventories from cost to market.

Financial Position

Because the Company is actively working to secure very large contracts, it is necessary for the Company to maintain the capability to deliver large volumes of product with relatively short lead times. Consequently, the Company has significant cash reserves, which it also uses to fund operating losses, working capital needs, and capital expenditures. The Company expects accounts receivable and inventories to return to cash in a relatively short period of time. Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On June 30, 2005, the Company had $17.6 million in cash and cash equivalents with a working capital surplus of $29.5 million.

The Company used $4.7 million of cash in operations during the first nine months of fiscal year 2005 compared to cash used of $2.4 million during the same period of fiscal year 2004. Cash used in operations during the first nine months of fiscal year 2005 includes the $8.4 million net loss. This was partially offset by adjustments for non-cash expenses for depreciation and amortization of $1.5 million and $2.2 million in net favorable changes in working capital, primarily from a decrease in accounts receivable. The decrease in accounts receivable is the result of lower sales. The decrease in cash from operations during the first nine months of the prior year consisted primarily of $2.8 million of net unfavorable changes in working capital, which was partially offset by adjustments for non-cash expenses for depreciation and amortization of $1.5 million and the net loss of $1.2 million. The unfavorable working capital changes consisted primarily of a $3.0 million increase in accounts receivable resulting from increased open account sales to customers in North and South America during the prior year.

The Fixed Wireless segment used $6.0 million of cash in operations during the first nine months of fiscal year 2005, while the Wireless Security Products segment generated $1.3 million of cash from operations. During the first nine months of fiscal year 2004, the Fixed Wireless segment used $2.5 million of cash in operations, while the Wireless Security Products segment generated $0.1 million of cash from operations.

Cash used in investing activities of $0.5 million during the first nine months of fiscal year 2005 compares to cash used in investing activities of $0.8 million during the same period of the prior year. The investing activities of both periods consist of capital spending for product testing equipment.

Cash provided by financing activities of $0.1 million during the first nine months of fiscal year 2005 compares to cash provided of $1.7 million for the same period last year. The cash provided by financing activities in both years consist of the proceeds from employee stock option exercises.

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

Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At June 30, 2005 and September 30, 2004, the inventory reserves were $4.0 million and $1.5 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

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

During the quarter ended June 30, 2005, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, each promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TELULAR CORPORATION

Date August 9, 2005	By:	/s/ JOHN E. BERNDT

John E. Berndt
Chairman & Chief Executive Officer

Date August 9, 2005		/s/ JEFFREY L. HERRMANN

Jeffrey L. Herrmann
Executive Vice President, Chief Operating Officer
& Chief Financial Officer

Date August 9, 2005		/s/ ROBERT L. ZIRK

Robert L. Zirk
Controller & Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith