Form 10-K
period 2005-09-30
TELULAR CORP
filed 2005-12-14
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.   ☐

          Indicate by check mark if the registrant  is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐   No   ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes   ☒   No   ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐   No   ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐   No   ☒

          As of March 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $82,597,972 (based upon the closing sales price of such stock as reported by the NASDAQ National Market on such date).

          The number of shares outstanding of the registrant’s Common Stock as of December 2, 2005, the latest practicable date, was 16,126,998 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended September 30, 2005 are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

OVERVIEW

Telular Corporation (Telular or the Company) designs, develops, manufactures and markets products based on its proprietary interface technologies. These products provide the capability to connect standard telecommunications equipment, including standard telephones, fax machines, data modems and alarm panels with wireless communication networks in the cellular and PCS frequency bands (collectively cellular). We refer to this concept as Fixed Cellular. Telular has roots stretching back to 1986 when it acquired the intellectual property rights for its cellular interface concept and methodology. These patents cover not only circuitry, but also the core concept and principles underlying the use of an intelligent interface device in conjunction with cellular-type transceivers and systems. In the ensuing years, Telular has not only added to its patent portfolio, but has done so while establishing a worldwide customer base in over 130 countries. In nearly every part of the world that has a cellular network, Telular products can be found delivering solutions from basic voice needs to sophisticated applications.

In developing and developed countries where wireline services are deficient or even non-existent, our products provide basic telephone service and, in some cases, enhanced service over existing cellular networks and new networks being constructed to expand telephone service in those countries.

Wireless network operators and their distribution partners increasingly share our vision that cellular systems in both developed and developing countries have matured in coverage and quality for use as basic telephone service networks.

Key trends and enablers fueling the worldwide adoption of Fixed Cellular programs include the following:

•	Decreasing airtime rates, terminal equipment costs and the cost of building cellular networks;

•	Rapid deployment of next generation digital networks that provide greater voice capacity and higher data speeds;

•	Acceptance by consumers of cellular service as reliable, cost effective telecommunications service;

•	Multiple local or regional cellular operators in a region vying for the same number of subscriber usage minutes per month;

•	The need for backup service and disaster recovery for monitoring of material property and lifeline services; and

•	Growing recognition of an expanded value chain for the delivery of applications using the cellular networks.

Addressing the needs of basic voice, fax, data and security, Telular’s business segments through fiscal year 2005 have been divided across two primary product lines: PHONECELL, a line of Fixed Cellular Terminals (FCT’s) and Fixed Cellular Phones (FCP’s) and TELGUARD, a line of FCT’s and services for the Wireless Security market.

COMPANY STRATEGY

Beginning in fiscal year 2006 (October 1, 2005 to September 30, 2006), the Company is operating under a new strategy announced in August 2005. Under the new strategy, the Company will focus its resources and investments on two distinct segments: PHONECELL Fixed Cellular Phones (FCP) and Fixed Cellular Terminals (FCT). The FCP segment consists of the high-volume low cost fixed cellular phones and the FCT segment consists of the feature-rich high end fixed cellular terminals, including the TELGUARD family of products.

The FCP market is prevalent in countries outside of North America with low fixed line penetration. Cellular carriers offering services in this market are price driven as they target residential and small business markets where equipment subsidies are often used to reach the requisite end user price points. This market is experiencing very high growth with unprecedented volumes.

The FCT market is mostly in North America and consists of a number of vertical applications ranging from wireless residential and commercial alarm systems addressed by TELGUARD to machine-to-machine and portable dial tone applications addressed by PHONECELL FCT’s. Comparatively lower volumes and higher margins are typical in this market segment.

Each business segment plans to streamline its product line and distribution methods to maximize efficiency. We will continue to pursue the FCP market through direct sales and localized distribution support to a tightly focused set of wireless network operators with high volume potential. The FCT market will be addressed through indirect channels consisting of distributors, representatives and agents with a strong direct sales and customer support teams.

To achieve the high volume needs of the FCP market, Telular has entered into an agreement  with an electronics manufacturer in China. This will allow the company to be a lower cost producer of FCP’s. In support of the new strategy the Company also announced organizational changes so that its sales, marketing, development and support resources will focus more independently on the two segments.  As a result of the change in strategy, the Company will report business segment results by market (i.e. FCP and FCT) rather than by brand (i.e., PHONECELL and TELGUARD) for the fiscal year 2006.

For financial information relating to Telular’s segments (presented on the basis of how the business was managed in FY2005 and prior), see “Note 9.  Segment Reporting” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K.  For financial information about geographic areas, see “Note 10. Major Customers” and “Note 11. Export Sales” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K.

TARGET MARKETS AND PRODUCT APPLICATIONS

Telular’s international revenues are derived primarily from the sale of FCP’s. Domestic revenues are driven by the sale of FCT’s.

The following are descriptions of some applications of our products.

•	Wireless Basic Telephone Service
•	Wireless Security Products
•	Machine-to-Machine
•	Least Cost Routing (LCR)
•	Cellular Public Phones
•	Portable Cellular Access
•	Disaster Recovery and Emergency Back-up Services

Wireless Basic Telephone Service
Wireless basic telephone service, also referred to as Wireless Local Loop or WLL, provides primary telephone service where wireline systems are unavailable, unreliable or just not economical. WLL is typically deployed in rural areas of developed nations and in developing nations where there is inadequate wireline infrastructure. PHONECELL FCP’s provide the vital “last mile” solution in both urban and rural areas. WLL strategies enable rapid deployment into the existing cellular telecommunications systems and provides the most cost-effective means of primary telephone service.

Wireless Security Products
Most security systems rely on wireline phone service for their primary mode of communication. Unfortunately, wireline service has vulnerabilities that create a need for a reliable and cost-effective communications path. Wireline phone service can be rendered inoperative for many reasons, including weather, accidents and intentionally cut lines. TELGUARD FCT’s provide for a security system that automatically switches to the cellular network in the event of a telephone failure, enabling alarms to be transmitted. The combination of declining cellular airtime rates, network migration to digital technology and increasingly ubiquitous cellular coverage has afforded new growth opportunities for security firms and wireless operators by employing cellular as the primary alarm communications path.

Machine-to-Machine
There are a great deal of industries that rely on the continued monitoring of flow rates, pressure readings and in the railway services the monitoring of switches that govern the flow and direction of traffic over their railways. Our FCT’s provide connectivity to these devices in areas where wireline services are not available or a desired choice.

Least Cost Routing
Least Cost Routing is a growth market for us as more countries are allowing the ability to take advantage of favorable tariff rates. Driving the bottom line through cost-cutting measures is a crucial part of managing any business. Increased business telecommunications needs and the cost of providing essential services to workers are incentives for installing PHONECELL FCT’s with PBX and Voice over Internet Protocol (VoIP) systems to provide lower cost telecommunications services. Corporate and enterprise customers are able to effectively manage call flow to and from wireless subscribers using the most economical means available.

Cellular Public Phones
Public Calling Offices are businesses dedicated to providing communications services where people cannot afford a phone, but can afford to make a call. Working behind the scenes, our PHONECELL FCT makes the connection to the outside world. In these businesses the proprietor charges customers for making calls. One of the key drivers behind providing communications in public areas is the expense and oftentimes delays in providing wired phone service. Although the public payphone business has declined domestically, internationally the public payphone business is growing. PHONECELL FCT’s are sold to payphone suppliers who embed the FCT in housings for use in the familiar public phone booth and for temporary deployment at public events such as the Olympic Games.

Portable Cellular Access
Portable cellular access is different from the personal communications use we typically associate with the cellular industry. Markets that use Telular for portable dial tone and data for mobile settings such as emergency vehicles, delivery trucks, marine vessels, recreational vehicles, trains and radio/television broadcast trucks. While these niches are diverse in the services they deliver, the common thread is the PHONECELL FCT providing vital voice, fax and data communications capability anywhere there is cellular coverage. Unlike typical mobile phones, PHONECELL FCT’s are sometimes outfitted with optional higher gain antennas to improve signal strength, enabling standard telephone, fax and computer equipment to be used while on the go.

Disaster Recovery and Emergency Back-Up Services
Recent world events have highlighted the need for rapidly deployed reliable communications. In the event of a natural or man-made disaster, where primary communications networks are knocked out, emergency response teams set up localized wireless networks and use PHONECELL and/or TELGUARD FCT’s to quickly restore vital communications to affected areas. Our products are installed in hospitals, schools, financial institutions, airports, emergency response centers, public service centers and utility companies.

TECHNOLOGY

Core Technology

Integral to our ability to deliver product innovations is technology defining an intelligent interface enabling ordinary telecommunications equipment to operate on standard cellular networks. Bridging the gap between wireline customer premises equipment and cellular networks, the intelligent interface provides Telular’s products with the “look and feel” of the wireline network, providing critical communications and security needs in a variety of environments. The lack of dial tone on the cellular network is a key difference from the wireline network. Generation of standard dial tone, along with off-hook signal detection and other common wireline signals, are key benefits provided by our products. Additionally, the intelligent interface avoids the need for a “send” key by automatically generating a “send” signal to the cellular transceiver when all digits have been dialed. Again, the goal is to provide, with cellular service, the familiar “look and feel” to the user of wireline service. As wireless network protocols continue to evolve, Telular is poised to incorporate this core technology into a variety of innovative solutions to meet the challenge of the expanding base of market driven applications.

RESEARCH AND DEVELOPMENT AND PRODUCT LINES

Fundamental to our continued success is a strategy encompassing strong investment in technology, product design, and applications development. Our underlying value proposition is in the intelligent interface that brings the “look and feel” of wireline to the cellular realm. Surrounding that essential premise is the obligation to innovate and integrate basic necessities such as voice, fax, data and security into our products. Currently, the only company in the Fixed Cellular industry that supports TDMA, CDMA, and GSM technologies, Telular has built core competency in designing and building radios, gaining considerable flexibility in controlling design, designing for cost reduction, and delivering superior performance. We have the ability to utilize in-house radio design or third-party radio modules to fit our needs.

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

As a company, we are committed to delivering solutions for today’s networks, while investing in technology advancements for the constantly evolving wireless arena. With GPRS (General Packet Radio Service) and CDMA2000® 1x solutions firmly in place, we expect to build on our product portfolio in fiscal year 2006 with new applications that take advantage of network evolution incorporating high-speed data technologies.

Research and development activities sponsored by the Company for the years ended September 30, 2005, 2004 and 2003, were $5,179,000, $7,042,000 and $6,839,000, respectively, and are included in engineering and development expense. There are no customer sponsored research and development activities included in any of those years.

The following details areas of product delivery and research during fiscal year 2005 and anticipated in fiscal year 2006.

GSM (Global System for Mobile Communications) – Development focus for GSM during for fiscal year 2005 was on the design and launch of the PHONECELL SX6P GSM product line, consisting of a four new phone models at significant cost reduction to predecessor models in the Company’s SX5 product line. The Company also began the core chip development for a new line of GSM terminals.

The expectation for fiscal year 2006 is the development and launch of the PHONECELL SX7P GSM product line, consisting of phone models that will target the most cost sensitive and high volume FCP markets. The Company also expects to complete the development of the PHONECELL SX6T product line, consisting of a number of terminal products for the Machine-to-Machine and other markets.

CDMA (Code Division Multiple Access) – The CDMA investment strategy during fiscal year 2005 was similar to GSM with the introduction of a low cost PHONECELL SX6P CDMA line, consisting of a four new phone models at significant cost reduction to predecessor models, and a new model for the emerging 450 MHz CDMA markets. During fiscal year 2005, the Company also completed and launched the PHONECELL SX5T CDMA product line, consisting of six new terminal products for international and domestic markets.

The expectation for fiscal year 2006 is the development and launch of the PHONECELL SX7P CDMA product line, consisting of phone models that will target the most cost sensitive and high volume FCP markets.

TELGUARD - Telular’s engineering team continues to expand Telguard’s new digital product portfolio by addressing the growing demand and technology changes in the electronics security market.  Because network operators are not required to support the analog (AMPS) network beyond early 2008, we have continued our investment in the design and development of GSM-based TELGUARD Digital products. In fiscal year 2005 we successfully introduced the UL Listed TELGUARD TG-7 and TG-8 models for commercial, financial, retail and government markets. By using these products as a technology platform, we have designed and developed the TELGUARD TG-4 and TG-1 models for small business, home office and residential markets.

The TELGUARD TG-4 has a built-in telephone line monitor and is designed to be either the primary or back-up alarm communicator with UL Commercial Supplemental Listing.  With today’s changing technology at home, including Voice over Internet Protocol (VoIP) or cellular-only households, TELGUARD TG-1 is UL Residential Primary Listed ensuring alarm information reaches the central station when no home telephone service is available. TELGUARD Digital models TG-4 and TG-1 are scheduled for launch in early fiscal year 2006.

SALES, MARKETING SERVICE AND SUPPORT

International Sales

Cellular systems are increasingly connecting more people throughout the world. Fixed Cellular has contributed to this success by bringing dial tone and other wireline functionality to places where basic voice calls were not possible. Telular believes that international coverage coupled with “feet-on-the-street” is crucial to generate new sales. Our global sales and marketing teams comprise industry professionals with many years experience in the wireless industry. To cover key markets such as Africa, Asia, Europe, Latin America, the Middle East, and the United States, we have established regional sales offices in Atlanta, Georgia; Delhi, India; Johannesburg, South Africa; London, United Kingdom; Mexico City, Mexico; Miami, Florida; Singapore and Vernon Hills, Illinois. These markets include significant cellular carrier customers in countries such as El Salvador, Guatemala, India, Indonesia, Mexico and Venezuela. In addition, Telular has built strong relationships with distributors and value-added resellers in a number of markets. We believe that our ability to provide on-site customer technical assistance and support is a key competitive advantage for us, and each of our regional offices is staffed to provide this important service.

Domestic Sales in the United States

The domestic market has traditionally been characterized by vertical market sales using our PHONECELL and TELGUARD products for specific niche applications. In the United States, Telular markets PHONECELL and TELGUARD products through its sales groups in Vernon Hills, Illinois and Atlanta, Georgia, respectively. In the United States, Telular is focusing on developing M2M and other vertical markets and appropriate distribution channels. Telular’s TELGUARD line is marketed almost exclusively in the United States. Primary customers are security system installation companies and security system distributors.

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

QUALCOMM RELATIONSHIP

In April 2003, Telular entered into a CDMA Subscriber Unit License Agreement with QUALCOMM Incorporated (QUALCOMM). Under the terms of the license, Telular has been granted a worldwide and nonexclusive license to make (and have made), import and use subscriber units for Fixed Cellular using QUALCOMM’s Intellectual Property. Telular has also entered into a Software Agreement, which gives us access to QUALCOMM’s proprietary software; and a Manufacturing and Supply Agreement, which allows Telular to purchase integrated circuits manufactured by QUALCOMM. Under the terms of the license, Telular has granted QUALCOMM a worldwide and nonexclusive limited license to Telular’s Intellectual Property for specific products.

QUALCOMM is a leader in developing and delivering innovative digital wireless communications products and services based on CDMA 2000 1x digital technology. Telular’s relationship with QUALCOMM also gives us access to QUALCOMM’s technical and marketing resources.

MANUFACTURING

Fabrication of Telular’s products is accomplished through a combination of in-house assembly and contract manufacturing. Contract manufacturers make and test printed circuit boards for Telular. The final assembly of PHONECELL and TELGUARD products is performed at our facility in Vernon Hills, Illinois, and by contract manufacturers in China and Mexico.

Telular has developed proprietary testing equipment and procedures to conduct comprehensive quality control and quality assurance throughout the manufacturing and assembly process. Quality programs are a high priority at Telular and our Vernon Hills facility is ISO 9001:2000 certified. Telular’s quality assurance department works closely with contract manufacturers, which also are ISO certified, to ensure compliance to the strict quality standards we enforce.

Telular contracts with a variety of suppliers to buy several critical components of its products, including certain cellular transceivers.

EXECUTIVE OFFICERS

The executive officers of Telular and their ages as of December 2, 2005 are as follows:

Name	Age	Position

Michael J. Boyle	60	President and Chief Executive Officer
Daniel D. Giacopelli	47	Executive Vice President and Chief Technology Officer
Jeffrey L. Herrmann	40	Executive Vice President, Chief Operating Officer,
		Chief Financial Officer and Secretary
George S. Brody	50	Senior Vice President, Telguard
Robert L. Deering	47	Controller and Chief Accounting Officer

Michael J. Boyle was appointed President, CEO and director of the Company effective on August 1, 2005. From May 2003 to July 2005, Mr. Boyle was a consultant. From December 2001 to May 2003, Mr. Boyle was President and CEO of a start up software company in the pre-paid wireless industry. From October 1999 to December 2001, Mr. Boyle was President and CEO of Elcotel, Inc. From January 1998 to September 1999, Mr. Boyle was President and CEO of Phoenix Wireless Group, Inc. Prior to that, Mr. Boyle was General Manager of divisions of IBM/ROLM and Bell & Howell Group.

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

Jeffrey L. Herrmann has served as Executive Vice President, COO, CFO and Secretary since December 1999. Prior to that he served as Senior Vice President, CFO and Secretary since July 1997. Mr. Herrmann had previously been Corporate Controller of Telular since April 1997. Prior to that Mr. Herrmann held financial management positions with Bell & Howell Company (1994-1997) and R.R. Donnelley & Sons Company (1992-1994). Mr. Herrmann began his career in public accounting in 1987.  He has a BS in Accounting and has a CPA certificate.

George S. Brody was appointed as an officer on October 26, 2004, and has served as Senior Vice President, Telguard since June 2003. Previously, Mr. Brody worked as a consultant in the Telecommunications industry from 2002 to 2003. From 2000 to 2002, Mr. Brody was Vice President of Sales and Marketing for Evolution Networks, Inc. From 1995 to 2000, Mr. Brody served as Vice President, Sales and Marketing for Philips Electronics. Prior to that he was Vice President, Worldwide Marketing for Burle Industries (1987-1995). Mr. Brody began his career at RCA in 1978.

Robert L. Deering was appointed Controller, Treasurer and Chief Accounting officer on October 24, 2005.  Mr. Deering had previously been the Corporate Controller for VASCO Data Security International, Inc. (2002-2005).  Prior to that he was the Controller for various technology and manufacturing companies.  Mr. Deering began his career in public accounting at PricewaterhouseCoopers in 1979.  He has a BA in Accounting and has a CPA certificate.

EMPLOYEES

The Company has 161 employees, of which 37% are in sales and marketing, 22% in manufacturing, 30% in engineering and product development and 11% in finance and administration. None of the Company’s employees are represented by organized labor.

COMPETITION

Fixed Wireless Products

The Fixed Cellular Terminal industry consists of domestic and international telecommunications equipment companies, many of which have substantially greater resources than those of Telular, and includes companies such as Ericsson, Huawei Technologies Co., Ltd., LG Electronics and ZTE Corporation. Axesstel, Inc., CSI Wireless, Inc., and Westech Korea, Inc. and many smaller companies and startups present competition to Telular. Competing with these companies in price-sensitive environments is challenging, but Telular does so on the basis of our higher product quality and reliability, state-of-the-art technology and enhanced features, rapid product innovation and customer support. The cellular telecommunications industry is experiencing significant technological change, such as the upgrade of cellular networks to 2.5G and 3G technologies. Demand for productivity-enhancing applications, convenience and security applications that use the new bandwidth delivered by the next-generation technologies are driving the pace of new product delivery to be faster than ever before. The rate at which this change occurs and the success of such new technologies may have a material effect on the rate at which we expand our business and on our ability to achieve and maintain profitability. Telular continues to invest in research and development in order to meet the technological advances in the industry and stay abreast of changes in cellular standards and end-user requirements.

Telular has granted licenses under its patents to others for various uses and applications and continues to pursue such license arrangements. We face competition from those licensees, their sublicenses or their customers.

Telular believes its advantages over the competition include:

Better focus/commitment –Telular’s only business is FCP’s and FCT’s. Typically, our largest competitors sell FCP’s and/or FCT’s in support of their primary focus, which is selling cellular, network infrastructure equipment.

More experience – Telular has been in the Fixed Cellular business for 19 years and in the Wireless Security business for 14 years. We have deployed FCP’s and/or FCT’s in more than 130 countries worldwide, reflecting the quality, reliability and innovation of our products. We continue to add experienced personnel to our worldwide staff to enhance our ability to bring the best products to market.

Broader product line – Telular offers products that operate on the world’s major cellular air-interface standards and has developed products for next-generation networks. Telular offers both FCT and FCP type products and an expanding portfolio of application specific products.

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

Wireless Security Products

The competitive environment in Wireless Security Products is dominated by a few major equipment suppliers, who have leveraged proprietary systems to maintain their market share. Some of these suppliers have vertically integrated up the distribution chain to include ownership of distribution channels as well. As a result, the pace of technological change to date in the industry has lagged that of the telecommunications sector generally. Products in this market have historically been based on analog technology. Because demand for analog service in the United States is predicted to decline over time, Telular and its competitors are developing products based on digital technology.

Telular has adopted an innovator role, and has competed successfully by introducing new wireless technology into the marketplace. The TELGUARD value proposition is enabled through its products providing greater signaling reliability, interface compatibility over a wide range of manufacturers’ alarm equipment, simple installation and operational cost efficiencies. Telular is selectively entering into distribution agreements with a number of leading distributors and fulfillment companies that will give us substantially increased points of presence in the marketplace. Some of these companies also compete directly with Telular on products.

PATENTS, LICENSES AND OTHER INTELLECTUAL PROPERTY

With respect to its interface technology, Telular currently has 19 issued patents and 6 pending patent applications in the United States, as well as 14 foreign patents and 5 pending foreign patent applications. Telular has successfully defended some of its patents in court.

Principal Patent

The patent for Telular’s system for interfacing a standard telephone set with a radio transceiver, US Patent No. 4,658,096 (the 096 Patent), was issued by the US Patent Office on April 14, 1987 and expired on September 18, 2004. Telular has been granted several additional patents (the Other Patents) both in the United States and abroad as described below in Other Patents. The Other Patents improve the cellular interface, which is the subject of the 096 Patent. The first of the Other Patents will not expire until March 21, 2014. Further, the 096 Patent has been filed in 14 countries with varying expiration dates.

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

Other Patents

In 1995, 1997 and 2004, Telular was granted four United States patents relating to self-diagnostic systems for cellular transceiver systems for both local and remote reporting. (US Patent Nos.: 5,469,494, 5,859,894, 5,966,428 and 6,090,923). Each of these patents incorporate and claim the cellular interface of the 096 Patent used in combination with a system for providing diagnostics reporting of a fixed cellular terminal initiated either at the terminal or remotely by the cellular provider.

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

On November 27, 2001 Telular was issued US Patent No. 6,324,410 entitled “Method and Apparatus for Interfacing a FCT to the Extension Side of a PBX/PABX”. This patent claims a fixed cellular terminal incorporating the 096 patented cellular interface used with adapting means for coupling to a PBX/PABX.

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

Licensing of Technology

Telular has granted licenses to use its technology to a number of other companies, the largest include:

QUALCOMM	(See QUALCOMM Relationship)

Ericsson Radio Systems AB	(limited non-exclusive field of use license)

Trademarks and Other Proprietary Information

Telular has 6 registered United States trademarks, which are: Telular (block), TELULAR plus design, CELJACK, Hexagon Logo, PHONECELL and TELGUARD. In addition, Telular has 4 registered Mexican trademarks covering the names and logos used for some of its products. Telular has a total of 29 foreign trademark registrations and 1 foreign application.

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

ITEM 1A. RISK FACTORS

Telular hereby incorporates by reference the risk factors included in Exhibit 99, Cautionary Statements, filed as an exhibit to this annual report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Telular leases, pursuant to a renewable ten-year lease that began in January 1997, 72,000 square feet for its corporate headquarters in Vernon Hills, Illinois. In addition to serving as corporate headquarters, this facility houses light manufacturing, sales, marketing, finance and administrative functions. The Company leases 20,000 square feet of space for its engineering center in Hauppauge, New York, pursuant to a five-year lease extension that began in October 2002. The Company leases space for its international sales offices in London, England; Weston, Florida and Singapore, Singapore.  These leases will terminate in February 2015, September 2006 and December 2006, respectively. The Company also leases space to house its TELGUARD sales force and operations in Atlanta, Georgia.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

The Company’s Common Stock trades publicly on the NASDAQ National Market System under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 2005, 2004 and 2003, as reported by NASDAQ. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	QUARTER ENDED DURING FISCAL YEAR 2005

	December 31	March 31	June 30	September 30

High	$11.70	$8.86	$6.59	$5.10
Low	$6.16	$5.13	$2.52	$2.63

	QUARTER ENDED DURING FISCAL YEAR 2004

	December 31	March 31	June 30	September 30

High	$7.90	$18.75	$16.10	$10.55
Low	$4.50	$6.15	$6.95	$4.17

	QUARTER ENDED DURING FISCAL YEAR 2003

	December 31	March 31	June 30	September 30

High	$4.40	$6.34	$7.90	$5.90
Low	$1.76	$3.04	$3.76	$3.66

On December 2, 2005, there were approximately 287 shareholders of record, approximately 6,540 beneficial shareholders and 16,126,998 shares of Common Stock outstanding. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table is a summary of certain condensed statement of operations and balance sheet information of the Company. The table lists historical financial data of the Company for the fiscal years ended September 30, 2005, 2004, 2003, 2002 and 2001. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing in Item 8 of this report.

	Year ended September 30,

	2005	2004	2003	2002	2001

	(In thousands, except share data)
Statement of operations data:
Net product sales	$42,867	$67,873	$55,652	$51,914	$90,072
Service revenue	9,095	7,889	7,322	6,493	5,636
Net royalty and royalty settlement revenue	473	197	—	268	5,442

Total revenue	52,435	75,959	62,974	58,675	101,150
Cost of sales	41,654	54,757	45,299	42,196	68,724

	10,781	21,202	17,675	16,479	32,426
Operating expenses	21,947	21,923	21,256	19,374	20,000

Income (loss) from operations	(11,166)	(721)	(3,581)	(2,895)	12,426
Net other income (expense)	284	18	(324)	(114)	450

Net income (loss)	(10,882)	(703)	(3,905)	(3,009)	12,876
Income (loss) applicable to common shares	$(10,882)	$(703)	$(3,905)	$(3,009)	$12,876
Basic income (loss) per common Share	$(0.81)	$(0.05)	$(0.30)	$(0.23)	$1.01
Diluted income (loss) per common share	$(0.81)	$(0.05)	$(0.30)	$(0.23)	$0.99

As of September 30	2005	2004	2003	2002	2001

Balance sheet data:
Working capital	$36,512	$36,814	$34,578	$40,187	$41,752
Total assets	52,472	54,366	52,861	61,825	62,169
Long term debt, including current maturities	—	—	—	3,789	3,000
Stockholders’ equity	43,792	44,801	43,510	46,747	48,999

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The Company designs, develops, manufactures and markets products based on its proprietary interface technologies. These products provide the capability to connect standard telecommunications equipment, including standard telephones, fax machines, data modems and alarm panels with wireless communication networks in the cellular and PCS frequency bands (collectively cellular). Bridging the gap between wireline customer premises equipment and cellular networks, these technologies provide the Company’s products with the “look and feel” of the wireline network, providing critical communications and security needs in a variety of environments. We refer to this concept as Fixed Cellular.

The growth of Fixed Cellular in any given market is dependent to a considerable extent upon the growth of cellular telephone service in that market as a cost-effective alternative to or substitute for landline telephone systems.  Consequently, in managing the business and making decisions about where to invest resources, the Company’s management collects data and follows trends in the following areas of the cellular industry:

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

Based upon trends noted from data collected in the above areas, such as improved economic conditions in Latin America and substantial growth in the adoption of Fixed Wireless in Asia, the Company believes that the market for Fixed Cellular will experience substantial growth over the next five years (See OUTLOOK below).

The Company generates most of its revenue by making and selling products. It recognizes revenue when its products ship from various manufacturing locations to customers. Although the Company has a broad base of customers worldwide, much of its revenue is generated from large contracts, the timing of which is often unpredictable.

The Company’s operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company’s operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements that are set forth in Exhibit 99 to this document.

OVERVIEW

Wireless Local Loop (WLL), the concept of connecting standard telecommunications equipment to cellular networks, is the foundation upon which the Company’s business is built. It is this concept that defines our core value proposition.

In developing countries where wireline service is deficient or non-existent, our products provide basic telephone service over existing cellular networks as well as over new networks being constructed to expand telephone service in those countries.

The developed world, including the United States and Western Europe, has the luxury of choice when it comes to telecommunications services. Digitization, capacity improvements, high-speed data, and boundary-less roaming have contributed to the success that cellular operators have enjoyed through the late 1990’s. Pervasive network coverage and lower airtime rates are driving consumers to increased cellular usage in all parts of their lives, both professional and personal. As a result, some consumers are beginning to abandon their wired phone service altogether in favor of cellular service.

The Company’s business segments through fiscal year 2005 have been are divided between its two principal product lines: PHONECELL®, a line of Fixed Cellular Terminals (FCT’s) and Fixed Cellular Phones (FCP’s) and TELGUARD®, a line of FCT’s and services for the Wireless Security market.

Beginning in fiscal year 2006 (October 1, 2005 to September 30, 2006), the Company is operating under a new strategy announced in August 2005. Under the new strategy, the Company will focus its resources and investments on two distinct segments: PHONECELL Fixed Cellular Phones (FCP) and Fixed Cellular Terminals (FCT). The FCP segment consists of the high-volume low cost fixed cellular phones and the FCT segment consists of the feature-rich high end fixed cellular terminals, including the TELGUARD family of products.

The FCP market is prevalent in countries outside of North America with low fixed line penetration. Cellular carriers offering services in this market are price driven as they target residential and small business markets where equipment subsidies are often used to reach the requisite end user price points. This market is experiencing very high growth with unprecedented volumes.

The FCT market is mostly in North America and consists of a number of vertical applications ranging from wireless residential and commercial alarm systems addressed by TELGUARD to machine-to-machine and portable dial tone applications addressed by PHONECELL FCT’s. Comparatively lower volumes and higher margins are typical in this market segment.

Each business segment plans to streamline its product line and distribution methods to maximize efficiency. We will continue to pursue the FCP market through direct sales and localized support to a tightly focused set of wireless network operators with high volume potential. The FCT market will be addressed through indirect channels consisting of distributors, representatives and agents with a strong inside sales and customer support team.

To achieve the high volume needs of the FCP market, Telular has entered into an agreement with an electronics manufacturer in China. This will allow the Company to be a lower cost producer of FCP’s. In support of the new strategy, the Company also announced organizational changes so that its sales, marketing, development and support resources will focus more independently on the two segments. As a result of the change is strategy, the Company will report business segment results by market (i.e. FCP and FCT) rather than by brand (i.e., PHONECELL and TELGUARD) for fiscal year 2006.

The Company believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, rapid time-to-market with new products, and superior “in market” customer support. Current product lines deploy the major worldwide cellular air interface standards: GSM, CDMA and TDMA.  The expectation for fiscal year 2006 is the development and launch of a new low cost phone for GSM as well as a replacement terminal. As continued growth is expected in the GSM market for fixed wireless devices, the Company is positioning itself to capitalize on the demand for phones to support rural regions of developing markets and the special applications.

The fiscal year 2006 development for CDMA products will also focus on low cost alternatives specifically in the 800 Mhz and 1900 Mhz markets, leveraging the same core chip development as GSM.

Fabrication of the Company’s products is accomplished through a combination of in-house assembly and contract manufacturing. Contract manufacturers make and test all printed circuit boards for the Company. The final assembly of PHONECELL and TELGUARD products is performed at our facility in Vernon Hills, Illinois, and by contract manufacturers in Mexico and China.

The Fixed Cellular industry consists of domestic and international telecommunications equipment companies, many of which have substantially greater resources than those of the Telular, and includes companies such as Ericsson, Huawei Technologies Co., LG Electronics and ZTE Corporation. Axesstel, Inc., CSI Wireless, Inc., Westech Korea, Inc. and many smaller companies and startups present competition to Telular in markets where enforcement of our patent protection is not available or practicable. Competing with these companies in price-sensitive environments is challenging, but Telular does so on the basis of our higher product quality and reliability, state-of-the-art technology and enhanced features, rapid product innovation and customer support.

The competitive environment in the Wireless Security Products industry is dominated by a few major equipment suppliers, who have leveraged proprietary systems to maintain their market share. Products in this market have historically been based on analog technology. Because demand for analog service in the United States is predicted to decline over time, the Company is developing products based on digital technology. The Company has adopted an innovator role, and has competed successfully by introducing innovative new wireless technology into the marketplace.

With respect to its interface technology, the Company currently has 19 issued patents and 6 pending patent applications in the United States, as well as 14 foreign patents and 5 pending foreign patent applications. The Company has successfully defended its patents in court.

RESULTS OF OPERATIONS

Fiscal Year 2005 Compared to Fiscal Year 2004

Net Product Sales. Net product sales decreased 37%, or $25.0 million to $42.9 million for the fiscal year ended September 30, 2005 from $67.9 million for the prior year.
          PHONECELL Products.  Sales of PHONECELL products of $36.3 million decreased 41% from $61.7 million during the fiscal year of 2005.  This decrease was due to a 21% decrease in number of units sold combined with a 25% lower average selling price per unit. Sales volume was lower by 21%, most notably in Central America and Latin America  (CALA) where our customers experienced fewer end-user sales of our products.
          TELGUARD Products.  The sale of TELGUARD products increased 6% to $6.5 million during fiscal year 2005 compared to sales of $6.2 million during fiscal year 2004.  This increase is due primarily to a 39% increase in sales volume.

Service Revenue. Service revenue increased 15% to $9.1 million for fiscal year 2005 from $7.9 million in the prior year. The increase is the result primarily of the activation of additional units sold during the fiscal year.

Royalty Revenue. Royalty revenue increased to $0.5 million for fiscal year 2005 from $.2 million in the prior year. The increase is the result primarily of increased royalties from Ericsson Radio Systems AB, a licensee of the Company’s technology.

Cost of Sales. Total cost of sales decreased 24% or $13.1 million to $41.7 million for fiscal year 2005 from $54.8 million for fiscal year 2004. Net product cost of sales of $36.5 million decreased 27% during fiscal year 2005 from $50.0 million in the prior year. The decrease is due principally to the lower sales volume. Service cost of sales decreased 9% to $5.1 million during fiscal year 2005 from $4.7 million in the prior year.

Engineering and Development Expenses. Engineering and development expenses of $7.0 million for fiscal year 2005, decreased 8% or $0.5 million compared to fiscal year 2004. The decrease is due to a reduction in outside contract engineering that was used in the prior year to augment engineering resources. Engineering and development expenses are 13% of total revenue for fiscal year 2005 compared to 10% for fiscal year 2004.

Selling and Marketing Expenses. Selling and marketing expenses of $9.5 million for fiscal year 2005, increased 2%, or $0.2 million from fiscal year 2004. The increase is due to the addition of  international sales personnel and additional travel in the CALA and Europe, Middle East and Africa (EMEA) regions. Selling and marketing expenses are 18% of total revenue for fiscal year 2005 and 12% of total revenue for fiscal years 2004.

General and Administrative Expenses (G&A). G&A for fiscal year 2005 increased 11% to $4.9 million from $4.4 million for fiscal year 2004. The increase consists primarily of professional fees related to internal control testing in accordance with the Sarbanes-Oxley Act of 2002 and executive recruitment fees. G&A expenses are 9% of total revenue for fiscal year 2005 and 6% of total revenue for fiscal year 2004.

Other Income (Expense).  Other income for fiscal year 2005 increased by $0.3 million compared to other expense for fiscal year 2004. The increase consists primarily of  interest income from investments.

Income Taxes. The Company recorded no income tax benefit due to the uncertainty of the realizability of its deferred tax asset for both fiscal year 2005 and 2004.

Net Income (Loss).  The Company recorded a net loss of $10.9 million or $0.81 per share for fiscal year 2005 compared to a net loss of $.7 million or $0.05 per share for fiscal year 2004. The increase in the net loss is primarily the result of lower sales volume.

Fiscal Year 2004 Compared to Fiscal Year 2003

Net Product Sales.  Net product sales increased 22%, or $12.2 million to $67.9 million for the fiscal year ended September 30, 2004 from $55.7 million for the prior year.
          PHONCELL Products.  Sales of PHONECELL products of $61.7 million increased 23% from $50.2 million during the fiscal year 2004. The increase is primarily the result of larger shipments to Central America and South America.
          TELGUARD Products.  The sale of TELGUARD products increased approximately 12% to $6.2 million during fiscal year 2004 from $5.5 million in the prior year. The increase is primarily the result of higher unit sales volume.

Service Revenue.  Service revenue increased 8% to $7.9 million for fiscal year 2004 from $7.3 million in the prior year. The increase is primarily the result of the activation of additional units sold during the fiscal year.

Royalty Revenue.  Royalty revenue increased to $0.2 million for fiscal year 2004 compared to none the prior year. The increase is primarily the result of increased royalties from Ericsson Radio Systems AB, a licensee of the Company’s technology.

Cost of Sales.  Total cost of sales increased 21% or $9.5 million to $54.8 million for fiscal year 2004 from $45.3 million for fiscal year 2003. Net product cost of sales of $50.0 million increased 24% during fiscal year 2004 from $40.3 million in the prior year. The increase is principally due to the higher sales volume. Service cost of sales decreased 6% to $4.7 million during fiscal year 2004 from $5.0 million in the prior year. The decrease is the result of cost reductions negotiated with service providers. Total cost of sales is 72% of total revenue for both fiscal years 2004 and 2003.

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

General and Administrative Expenses (G&A).  G&A for fiscal year 2004 decreased 2% to $4.4 million from $4.5 million for fiscal year 2003. The decrease consists primarily of lower legal fees due to the settlement of a vendor dispute in the prior year. G&A expenses are 6% of total revenue for fiscal year 2004 and 7% of total revenue for fiscal year 2003.

Other Income (Expense).  Other income for fiscal year 2004 increased by $0.3 million compared to other expense for fiscal year 2003. The increase consists primarily of lower interest expense and bank fees due to the termination of the Company’s revolving line of credit in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2005, the Company had $22.1 million in cash, cash equivalents and short term investments, $4.0 million of restricted cash and working capital of $36.5 million. During fiscal year 2005, cash and short term investments decreased $0.6 million.

The Company used $5.1 million of cash from operating activities during fiscal year 2005 compared to $1.9 million during fiscal year 2004. The cash used in operating activities is primarily the result of reduced profitability from lower sales volumes, offset by positive working capital changes. These working capital changes accounted for $3.7 million of cash generated and consist primarily of decreases in trade receivables and inventories. This change in accounts receivable is principally the result of decreased sales volume and the change in inventories is principally related to the reserve established for obsolete and slow moving inventory in fiscal year 2005.

Cash used in investing activities of $5.0 million for fiscal year 2005 compares to cash provided of $5.8 million for fiscal year 2004. The fiscal year 2005 investing activities includes capital spending for product testing equipment of $1.4 million compared to $1.1 million during the prior year. Additionally, the fiscal year 2005 investing activities reflects $4.0 million of cash restricted to support the letter of credit established for our contract manufacturer in China.  In fiscal year 2005, the Company generated cash by selling $0.4 million net of marketable securities compared to the generation of cash  by selling $6.9 million  net of marketable securities during the prior year.   This cash was used to support operations.

Financing activities generated $9.9 million of cash during fiscal year 2005 compared to $1.9 million of cash generated during fiscal year 2004. The fiscal year 2005 amount consists primarily of the proceeds form the Common Stock issued during the fourth quarter of  2005. The fiscal year 2004 generation of cash consists of proceeds from the exercise of employee stock options.

Because the Company is actively working to secure very large contracts, it is necessary for the Company to maintain the capability to deliver large volumes of product with relatively short lead times. Consequently, the Company has significant cash reserves, which it also uses to fund operating losses, working capital needs, and capital expenditures. The Company expects accounts receivables and inventories to turn into cash in a relatively short period of time. Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business.

The Company generally requires its foreign customers to prepay, obtain letters of credit or to qualify for export credit insurance underwritten by third party credit insurance companies prior to making international shipments. Also, to mitigate the effects of currency fluctuations on the Company’s results of operations, the Company conducts all of its international transactions in US dollars.

The following table sets forth our total contractual cash obligations as of September 30, 2005:

	Payments Due by Period

Contractual Cash Obligations	Total	Less than 1 year	1–3 years	4-5 years	After 5 years

Operating leases	$2,573	$1,194	$851	$163	$365
Purchase commitments	31,179	31,179	—	—	—

Total contractual cash obligations	$33,752	$32,373	$851	$163	$365

Purchase commitments are for purchases made in the normal course of business to meet operational requirements, primarily raw materials and finished goods inventory.  The Company expects to satisfy these commitments from primarily cash from the revenues generated by delivery of backlog.

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, net realizable value of inventories and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect the presentation of the Company’s financial condition and results of operations

Reserve for Obsolescence

Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At September 30, 2005 and 2004, the inventory reserves were $3.3 million and $1.5 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Currently, the Company has significant deferred tax assets principally related to net operating losses. Deferred tax assets are reviewed regularly for recoverability and when necessary, valuation allowances are established based on historical tax losses, projected future taxable income, and expected timing of reversals of existing temporary differences. Valuation allowances have been provided for all deferred tax assets, due to the uncertainty about the realizability of such deferred tax assets. Future profitable operations and changes in the Company’s expectations could result in significant adjustments to the valuation allowances, which would significantly impact the Company’s results of operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends guidance in ARB No. 43 Chapter 4, clarifying the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material.  These items are to be recognized as current-period charges.  This statement also requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities.  This statement is effective for the Company’s 2006 fiscal year.  This statement describes our current process; therefore, it will not have any significant impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related guidance.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  It requires a public entity to measure the cost of employees services received in exchange for the award of  equity instruments based on the fair value of the award at the grant date.  The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.  The provisions of this statement become effective for the Company in the first quarter of fiscal year 2006.  We expect the impact on the Company’s consolidated financial statements to be consistent with the disclosures included in our Note 2 to the consolidated financial statements.

In December 2004, the FASB issued FSP FAS 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.  FSP FAS No. 109-1 clarifies FSAS No. 109’s guidance that applies to the new tax deduction for qualified production activities.  FSP FAS No. 109-1 became effective upon issuance.  We believe that this pronouncement does not have a significant impact on our effective tax rate for 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections – a replacement of ABP Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change.  This statement also requires that retrospective application of a change in accounting principle be limited to the direct effect of the change and that a change in depreciation, amortization, or depletion method for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  This statement is effective for the Company’s 2006 fiscal year. We do not anticipate this pronouncement having a significant impact on our results of operations or financial position.

OUTLOOK

The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company believes that the market for cellular FCT’s will experience substantial growth over the next five years. Consistent with that expectation, the Company’s order backlog has increased to $40.6 million as of October 24, 2005, from $13.0 million as of October 28, 2004. The Company has identified significant growth opportunities in Africa, Asia, Latin America, Europe and the United States. Each of these markets will develop at a different pace, and the sales cycle for these regions is likely to be several months or quarters.

The Company is currently facing competition at prices that are reducing the price at which the Company can sell its products to levels significantly lower than the Company’s historical gross margins for business in those countries. The Company is pursuing efforts to reduce its per-unit costs and exploring partnership arrangements in an effort to respond to these competitive conditions.

Over the last year, the Company has been pursuing a large security business market opportunity in the United States, with a large wireless carrier and a prospective partner in the security business. The Company has recently learned that the business relationship between the prospective partner and the wireless carrier may not develop as necessary for the Company to participate in the market opportunity. The Company is continuing to seek other opportunities to expand TELGUARD in the United States.

Further, the Company has been pursuing a large wireline replacement opportunity in the United States with a large wireless carrier. The Company has recently learned that due to strategic direction changes at the large carrier the project will not continue. The Company is continuing to seek opportunities to expand PHONECELL business in the United States.

The amount and frequency of product shipments to the Company’s largest customers depends on many factors, including market conditions and agreements with other suppliers. The outcome of pending and future negotiations for orders with such customers and the timing of shipments will have a significant impact on the Company’s future revenues and profitability.

FORWARD-LOOKING INFORMATION

The Company includes certain estimates, projections and other forward-looking statements in its reports and in other publicly available material.  Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forwarding-looking statements.

These statements reflect management’s judgements based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.  With respect to these forward-looking statements, management has made assumptions regarding, among other things, customer growth and retention, pricing, operating costs and the economic environment.

The words “estimate”, “project”, “intend”, “expect”, and “believe”, “target” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are found throughout Management’s Discussion and Analysis.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Other risks and uncertainties are discussed in Exhibit 99 to this 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of September 30, 2005.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. To reduce its exposure to the credit risks of international customers, with the exception of customers with ownership interests by credit-worthy US-based companies, the Company generally receives payment prior to shipment, receives irrevocable letters of credit that are confirmed by U.S. banks, or purchases commercial credit insurance. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.  Because of the steps taken above to mitigate credit risks of international customers, the Company believes that its exposure to credit risk is not material.

To mitigate the effects of currency fluctuations on the Company’s results of operations, the Company conducts all of its international transactions in US dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	The following financial statements are included in this document.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Telular Corporation

We have audited the accompanying consolidated balance sheets of Telular Corporation as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Telular Corporation’s internal control over financial reporting as of September 30, 2005, based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 9, 2005 expressed an unqualified opinion thereon.

Chicago, Illinois
December 9, 2005

Ernst & Young LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Telular Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures, that Telular Corporation maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Telular Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Telular Corporation maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Telular Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Telular Corporation as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2005, and our report dated December 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois
December 9, 2005

Ernst & Young LLP

Telular Corporation
Consolidated Balance Sheets
(In Thousands, Except Share Data)

	September 30,

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$10,023	$10,227
Restricted cash	4,000	—
Marketable securities	12,075	12,450
Trade accounts receivable, less allowance for doubtful accounts of $185 and $192 at September 30, 2005 and 2004, respectively	11,106	12,844
Inventories, net	7,655	10,636
Other current assets	333	222

Total current assets	45,192	46,379
Property and equipment, net	3,028	3,130
Other assets:
Goodwill	2,554	2,554
Other intangible assets, less accumulated amortization of $1,350 and $750 at September 30, 2005 and 2004, respectively	1,650	2,250
Deposits and other	48	53

Total other assets	4,252	4,857

Total assets	$52,472	$54,366

Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$5,741	$6,382
Accrued liabilities	2,939	3,183

Total current liabilities	8,680	9,565

Stockholders’ equity:
Common stock, $.01 par value; 75,000,000 shares authorized; 16,111,015 and 13,265,893 shares outstanding, at September 30, 2005 and 2004, respectively	161	133
Additional paid-in capital	162,034	152,189
Accumulated deficit	(118,403)	(107,521)

Total stockholders’ equity	43,792	44,801

Total liabilities and stockholders’ equity	$52,472	$54,366

See accompanying notes.

Telular Corporation
Consolidated Statements of Operations
(In Thousands, Except Share Data)

	Year ended September 30,

	2005	2004	2003

Revenue
Net product sales	$42,867	$67,873	$55,652
Service revenue	9,095	7,889	7,322
Royalty revenue	473	197	—

Total revenue	52,435	75,959	62,974
Cost of sales
Net product cost of sales	36,522	50,027	40,253
Service cost of sales	5,132	4,730	5,046

Total cost of sales	41,654	54,757	45,299
Gross margin	10,781	21,202	17,675
Operating Expenses
Engineering and development	6,958	7,542	7,279
Selling and marketing	9,495	9,267	8,916
General and administrative	4,894	4,514	4,536
Amortization	600	600	525

Loss from operations	(11,166)	(721)	(3,581)
Other income (expense)
Interest income	476	245	448
Interest expense	—	—	(45)
Other	(192)	(227)	(727)

	284	18	(324)

Net loss	$(10,882)	$(703)	$(3,905)

Basic loss per common share	$(0.81)	$(0.05)	$(0.30)

Diluted loss per common share	$(0.81)	$(0.05)	$(0.30)

Weighted-average number of common shares outstanding	13,517,314	13,125,438	12,889,789

See accompanying notes.

Telular Corporation
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Common Stock	Additional Paid-in Capital	Deficit	Total Stockholders’ Equity

Balance at September 30, 2002	$129	$149,531	$(102,913)	$46,747

Comprehensive loss:
Net loss for the year ended September 30, 2003	—	—	(3,905)	(3,905)
Deferred compensation related to stock options	—	143	—	143
Stock options exercised	—	39	—	39
Stock issued in connection with services and compensation	—	118	—	118
Purchase of common stock	(2)	(630)	—	(632)
Stock issued in connection with license agreement	2	998	—	1,000

Balance at September 30, 2003	129	150,199	(106,818)	43,510

Comprehensive loss:
Net loss for the year ended September 30, 2004	—	—	(703)	(703)
Stock options exercised	4	1,847	—	1,851
Stock issued in connection with services and compensation	—	143	—	143

Balance at September 30, 2004	133	152,189	(107,521)	44,801

Comprehensive loss:
Net loss for the year ended September 30, 2005	—	—	(10,882)	(10,882)
Sale of common stock in a private placement	26	3,886	—	3,912
Issuance of warrants in a private placement	—	5,311	—	5,311
Stock options exercised	2	631	—	633
Stock and warrants issued in connection with services and compensation	—	17	—	17

Balance at September 30, 2005	$161	$162,034	$(118,403)	$43,792

See accompanying notes.

Telular Corporation
Consolidated Statements of Cash Flows
(In Thousands)

	Year ended September 30,

	2005	2004	2003

Operating activities
Net loss	$(10,882)	$(703)	$(3,905)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,475	1,460	1,362
Amortization	600	600	525
Compensation expense related to stock options	—	—	143
Common stock issued for services and compensation	17	143	118
Changes in assets and liabilities:
Trade accounts receivable	1,738	(4,516)	1,285
Inventories	2,981	548	(3,992)
Other current and non-current assets	(105)	334	553
Trade accounts payable	(641)	718	(3,867)
Accrued liabilities	(244)	(504)	1,929

Net cash used in operating activities	(5,061)	(1,920)	(5,849)
Investing activities
Proceeds from sale of marketable securities	875	9,800	7,100
Purchases of marketable securities	(500)	(2,900)	(2,400)
Decrease (increase) in restricted cash	(4,000)	—	3,789
Acquisition of property and equipment	(1,374)	(1,115)	(1,509)
Acquisition of licenses and technology	—	—	(2,000)

Net cash provided by (used in) investing activities	(4,999)	5,785	4,980
Financing activities
Proceeds from the issuance of common stock	9,223	—	—
Proceeds from exercise of stock options	633	1,851	39
Proceeds from (repayments on) revolving line of credit, net	—	—	(3,789)
Purchase of treasury stock	—	—	(632)

Net cash provided by (used in) financing activities	9,856	1,851	(4,382)

Net increase (decrease) in cash and cash equivalents	(204)	5,716	(5,251)
Cash and cash equivalents, beginning of period	10,227	4,511	9,762

Cash and cash equivalents, end of period	$10,023	$10,227	$4,511

Supplemental cash flow information
Interest paid	$—	$—	$46
Taxes paid	$—	$18	$44
Non-cash item :
Stock issued in connection with license agreement	$—	$—	$1,000

See accompanying notes.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

1.  DESCRIPTION OF BUSINESS

Telular Corporation (the Company) operates in two business segments, divided between its two principal product lines: PHONECELL, a line of Fixed Cellular Terminals (FTC’s), and TELGUARD, a line of Wireless Security Products (Security Products). The Company designs, develops, and manufactures component elements and complete telecommunications equipment assemblies and other complementary products and markets such products domestically and internationally.

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

Cash Equivalents
Cash equivalents consist of highly liquid investments that have maturities of three months or less at the date of purchase.  Cash equivalents are stated at cost, which approximates fair value.

Restricted Cash
On September 30, 2005, the Company had $4,000 of restricted cash.  This cash is collateral for a letter of credit granted to the Company’s manufacturer in China.  The letter of credit expires on September 1, 2006.

Marketable Securities
The Company has investments in marketable securities consisting of investment-grade debt instruments such as corporate bonds of $4,675 and $ 5,000 at September 30, 2005 and 2004 respectively, and auction rate securities of $7,400 and $7,450 at September 30, 2005 and 2004, respectively.  The auction rate securities have interest re-set dates that occur every 90 days or less and can be actively marketed at ongoing auctions that occur every 90 days or less.  The Company categorizes its investments in marketable securities as available-for-sale securities.  The cost of these securities approximates fair value, therefore, there are no unrealized gains or losses included in accumulated other comprehensive income.

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

Inventories and Reserve for Obsolescence
Inventories are stated at the lower of first in, first out (FIFO) cost or market.

The Company records a reserve for obsolete or excess inventory.  The Company considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

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

Intangible assets consist of a license agreement, at cost, which is being amortized over 5 years, the life of the related agreement, using the straight-line method. Amortization expense was $600 in fiscal 2005 and  is expected to be $600 for fiscal years 2006 and 2007 and $450 for fiscal year 2008.

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line methods over the assets’ useful lives ranging from 3 to 10 years.  Depreciation expense was $1,475, $1,460 and $1,362 for 2005, 2004 and 2003, respectively.

Income Taxes
The Company utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.  Deferred tax assets are reduced by a valuation allowance if, based upon management’s estimates it is more likely than not, that a portion of the deferred tax assets will not be realized in a future period.  The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

Earnings Per Share of Common Stock
Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. Weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share were 13,517,314, 13,125,438, and 12,889,789 in 2005, 2004 and 2003, respectively.

The shares outstanding used to compute diluted earnings per share for 2005, 2004 and 2003 exclude outstanding options to purchase 1,719,235, 1,801,226 and 1,698,927 shares of common stock, respectively, with weighted average exercise prices of $7.93, $7.90 and $7.77, respectively. The options were excluded because their inclusion in the computation would have been antidilutive.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company had accounted for its options granted subsequent to October 1, 1995, under the fair value method of that Statement. The fair value of options was estimated at the date of grant using a Black-Scholes stock option valuation model with the following weighted-average assumptions for 2005, 2004 and 2003: volatility factor of the expected market price of the common stock of 60%; a weighted-average expected life of the options of four years; no dividend yield and a risk-free interest rate of 3.80% for 2005 and 3.75% for 2004 and 2003.

Based on these assumptions, the weighted average fair value of the options granted at the date of grant in 2005, 2004 and 2003 was $2.33, $3.65 and $1.78, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	2005	2004	2003

Net loss as reported	$(10,882)	$(703)	$(3,905)
Plus employee stock option expense recorded under the intrinsic method, net of related tax effects	—	—	143
Less stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(863)	(1,194)	(927)

Pro forma net loss	$(11,745)	$(1,897)	$(4,689)

Net loss per share:
Basic – as reported	$(0.81)	$(0.05)	$(0.30)
Basic – pro forma	$(0.87)	$(0.14)	$(0.36)
Diluted – as reported	$(0.81)	$(0.05)	$(0.30)
Diluted – pro forma	$(0.87)	$(0.14)	$(0.36)

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees which requires the cost of all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  SFAS 123(R) will require that the Company calculate the cost of stock option grants based on their grant date fair value and recognize that cost in income over the vesting period.  In April 2005, the FASB changed the implementation date for SFAS 123(R). Originally, public companies subject to SEC oversight were required to implement FSAS 123(R) at the beginning of the first interim or annual reporting period beginning after June 15, 2005.  As a result of the action by the SEC, the provision of this statement will now be effective for the Company during the first quarter of fiscal year 2006.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

The Company will adopt SFAS 123(R) under the Modified Prospective Transition (MPT) method as of October 1, 2005.  Under the MPT method, the cost for awards that were granted prior to, but not vested, as of October 1, 2005, will be recognized in income over their remaining vesting period.  The cost of these awards will be based on the grant date fair value estimate used for SFAS 123(R) pro forma disclosure purposes presented in the table above.  The Company intends to use the Black-Scholes valuation method to value stock options granted after October 1, 2005.

The Company expects that total stock compensation expense in 2005 will be similar to the 2005 pro-forma stock compensation expense.  SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as a financing cash flow, rather than as an operating cash flow as required under current guidance.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when the employees exercise stock options.  Because the Company has had a history of operating losses, the tax deduction benefits recognized from the employee exercise of stock options will be fully included in our deferred tax valuation allowance due to the uncertainty of their realization.

Accrued Liabilities
Accrued liabilities included $750 and $1,000 for the acquisition of licenses at September 30, 2005 and 2004, respectively.

Fair Value of Financial Instruments
At September 30, 2005 and 2004, the Company’s financial instruments were marketable securities, accounts receivable, accounts payable and accrued liabilities.  The carrying values reported in the consolidated balance sheet for these financial instruments approximate their fair values.

Research and Development Costs
Research and development costs for the years ended September 30, 2005, 2004 and 2003, were $5,179, $7,042 and $6,839, respectively, and are included in engineering and development expense.

Shipping and Handling Costs
Shipping and handling costs of approximately $270, $203, and $188 were included in selling and marketing expense for the years ended September 30, 2005, 2004 and 2003, respectively.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
Prior to September 30, 2005, the Company classified auction rate securities as part of cash and cash equivalents.  The Company has determined that such securities, $12,075 as of September 30, 2005, are not cash equivalents and, therefore, now classifies these securities as marketable securities.  The September 30, 2004 balance of such securities of $12,450  has been reclassified in the accompanying Consolidated Balances Sheets to conform with this presentation.  Certain other prior period amounts in the accompanying Consolidated Statements of Cash Flows have been reclassified to conform with this presentation.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends guidance in ARB No. 43 Chapter 4, clarifying the accounting for abnormal amounts of idle facility expense, freight, handling costs and waste material.  These items are to be recognized as current-period charges.  This statement also requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities.  This statement is effective for the Company’s 2006 fiscal year.  This statement describes our current process; therefore, it will not have any significant impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related guidance.  SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  It requires a public entity to measure the cost of employees services received in exchange for the award of  equity instruments based on the fair value of the award at the grant date.  The cost will be recognized over the period during which an employee is required to provide services in exchange for the award.  The provisions of this statement become effective for the Company in the first quarter of fiscal year 2006.  We expect the impact on the Company’s consolidated financial statements to be consistent with the disclosures included in our Note 2 to the consolidated financial statements.

In December 2004, the FASB issued FSP FAS 109-1, Application of FASB No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.  FSP FAS No. 109-1 clarifies FSAS No. 109’s guidance that applies to the new tax deduction for qualified production activities.  FSP FAS No. 109-1 became effective upon issuance.  We believe that this pronouncement does not have a significant impact on our effective tax rate for 2005.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Errors Corrections – a replacement of ABP Opinion No. 20 and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change.  This statement also requires that retrospective application of a change in accounting principle be limited to the direct effect of the change and that a change in depreciation, amortization, or depletion method for long-lived nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  This statement is effective for the Company’s 2006 fiscal year. We do not anticipate this pronouncement having a significant impact on our results of operations or financial position.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

3. INVENTORIES

Inventories consist of the following:

	September 30

	2005	2004

Raw materials	$6,703	$5,328
Finished goods	4,209	6,806

	10,912	12,134
Less reserve for obsolescence	3,257	1,498

	$7,655	$10,636

The Company increased its reserve for obsolescence by $1,759 in 2005.  This increase reflects $1,390 to fully reserve for products that have determined to be obsolete based on their existing technology, $130 for products that have been reduced to market cost and $239 reserve for excess inventory.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30

	2005	2004

Test and shop equipment	$9,615	$9,222
Computer equipment	4,776	4,481
Office equipment	1,131	1,107
Leasehold improvements	1,540	1,537
Security equipment held for rent	333	333
Construction in progress	658	—

	18,053	16,680
Less accumulated depreciation	15,025	13,550

	$3,028	$3,130

Construction in progress is computer equipment and test and shop equipment sent to the Company’s contract manufacturer in China.  At September 30, 2005, this equipment has not yet been placed in service.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

5. INCOME TAXES

The Company did not record any US federal or state income tax provision or benefit for fiscal year 2005, 2004 and 2003 due to the net operating loss generated in each year.

At September 30, 2005, the Company had net operating loss carryforwards of approximately $118,289 for income tax purposes that begin expiring in 2009. Of this amount, $10,026 relates to tax deductions generated by the exercise of certain stock options by employees, which will be available to offset future income tax liabilities by a total of $3,890. This amount will be treated as a credit to paid in capital when realized. In addition, the Company has $2,514 of research and development credit carryforwards, which begin expiring in 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	September 30

	2005	2004

Deferred tax assets:
Reserve for inventories	$1,264	$581
Allowance for doubtful accounts	72	74
Fixed assets	503	343
Intangible assets	654	1,140
Research and development tax credit	2,514	2,514
Net operating loss carryforwards	45,896	41,949
Other	365	502

Total deferred tax assets	51,268	47,103
Less valuation allowance	51,268	47,103

Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty of its realizability. The valuation allowance increased by $4,165 during the fiscal year ended September 30, 2005, due principally to the increase in the net operating loss carryforwards in 2005.

Based on Internal Revenue Code Section 382, changes in the ownership of the Company may limit the utilization of net operating loss carryforwards of the Company.

6. COMMITMENTS

The Company occupies certain facilities and rents certain equipment under various lease agreements expiring through February 28, 2015. Rent expense for the years ended September 30, 2005, 2004, and 2003 was approximately $1,093, $1,035 and $978, respectively. Future minimum obligations under noncancelable operating leases are as follow:

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

Fiscal Year

2006	$1,194
2007	721
2008	130
2009	90
2010	73
Thereafter	365

Total	$2,573

During fiscal year 2002, the Company entered into an agreement with Plexus Services Corporation relating to the manufacturing of circuit card assemblies and final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. As of September 30, 2005 and 2004, the Company had $7,196 and $2,998 respectively, in open purchase commitments pursuant to this agreement.

During fiscal year 2005, the Company entered into an agreement with Celestica Limited related to the manufacturing of final assemblies of the Company’s products.  Either party may terminate the agreement upon 90 days prior written notice to the other party.  As of September 30, 2005, the Company had $11,064 in open purchase commitments pursuant to this agreement.

7. REDEEMABLE PREFERRED STOCK AND PREFERRED STOCK

At September 30, 2005 and 2004, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

8. CAPITAL STOCK AND STOCK OPTIONS

On September 2, 2005, the Company sold 2,650,000 shares of its Common Stock for $9,275 ($9,223 net of offering costs), in a private placement that was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D.  The Company subsequently filed a registration statement on Form S-3 under the Securities Act of 1933, which was declared effective by the Securities and Exchange Commission on October 21, 2005.  In addition to the Common Stock, the Company also issued Series A Warrants exercisable for a total of 1,325,000 shares of Common Stock at a strike price of $4.50 per share and Series B Warrants exercisable for a total of 1,325,000 shares of Common Stock at a strike price of $5.00 per share.  Both the Series A and Series B Warrants vest six months from the closing date, expire on September 2, 2010 and are callable by the Company based on the performance of the Company’s Common Stock price.  The warrants were valued using the Black-Scholes pricing model.  Of the net proceeds from the sale, $2,717 was allocated to the Series A Warrants and $2,594 was allocated to the Series B Warrants

During fiscal year 2003, the Company’s Board of Directors authorized the repurchase of shares of the Company’s Common Stock, and the Company acquired 157,553 shares at a total cost of $632 during fiscal year 2003.

On April 14, 2003, the Company acquired a fixed cellular CDMA subscriber unit license from QUALCOMM Inc. (QUALCOMM). The Company paid for the up-front license fee by agreeing to make cash installment payments and by issuing 166,309 shares of the Company’s Common Stock with a fair value of $1,000. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as it did not involve a public offering of securities. The Company subsequently filed a registration statement on Form S-3 under the Securities Act of 1933, which was declared effective by the Securities and Exchange Commission on June 11, 2003.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

In connection with the Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells Fargo) entered into during fiscal year 2000, the Company issued warrants to Wells Fargo convertible into 50,000 shares of the Company’s Common Stock.  The warrants have a strike price of $16.29 per share and do not have an expiration date.

The Company has an officer and employee Stock Incentive Plan and a Non-employee Director Stock Incentive Plan (the Plans). Under the Plans, options to purchase shares of Common Stock may be granted to all officers, employees and non-employee directors. Stock options have been granted at exercise prices as determined by the Compensation Committee of the Board of Directors to all officers, employees and non-employee directors of the Company pursuant to the Plans. These stock options will vest either immediately or over a period of up to three years. All stock options, if not exercised or terminated, will expire either on the sixth or the tenth anniversary of the date of grant.  In addition, the Plans provide for the issuance of Common Stock to employees for their performance.

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

At September 30, 2005, the Company has reserved 3,750,000 shares of Common Stock, of which 2,317,982 are available for issuance in connection with the Plans.

Common stock issued to employees for services performed was 3,034 shares and 9,973 shares in 2005 and 2004, respectively.

The following table displays all stock option activity as of September 30, including stock options granted under the Plans and the Stock Option Agreements.

	2005		2004		2003

	Options (000’s)	Weighted- Average Exercise Price	Options (000’s)	Weighted- Average Exercise Price	Options (000’s)	Weighted- Average Exercise Price

Outstanding at beginning of year	1,801	$7.90	1,699	$7.77	1,196	$10.27
Granted	619	4.54	601	6.98	731	3.40
Exercised	(192)	3.30	(306)	6.05	(19)	2.05
Canceled	(509)	5.45	(193)	6.86	(209)	7.29

Outstanding at end of year	1,719	$7.93	1,801	$7.90	1,699	$7.77

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

The following table summarizes information about options outstanding at September 30, 2005:

Range of Exercise Prices	Outstanding as of 9/30/05 (000’s)	Weighted- Average Remaining Contractual Life	Outstanding Weighted- Average Exercise Price	Exercisable as of 9/30/05 (000’s)	Exercisable Weighted- Average Exercise Price

$2.47 - 3.75	398	4.51	$2.96	139	$2.74
3.76 - 6.57	416	4.67	5.15	272	4.86
6.58 - 12.08	458	4.24	7.37	183	8.12
12.09 - 23.06	447	1.15	15.51	443	15.52

	1,719	3.60	$7.93	1,037	$9.70

9. SEGMENT REPORTING

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

Summarized below are the Company’s segment revenue, net income (loss), tangible long-lived assets, capital expenditures and depreciation and amortization by reportable segment:

Segment Reporting	2005	2004	2003

Revenue
Fixed Cellular Terminals	$36,820	$61,905	$50,138
Security Products	15,615	14,054	12,836

	52,435	75,959	62,974
Net Income (Loss)
Fixed Cellular Terminals	(12,318)	(1,167)	(2,292)
Security Products	1,436	464	(1,613)

	(10,882)	(703)	(3,905)
Property and Equipment, net
Fixed Cellular Terminals	2,849	2,727	2,855
Security Products	179	403	620

	3,028	3,130	3,475
Capital Expenditures
Fixed Cellular Terminals	1,374	1,107	1,504
Security Products	—	8	5

	1,374	1,115	1,509
Depreciation and Amortization
Fixed Cellular Terminals	1,252	1,234	1,133
Security Products	223	226	229

	1,475	1,460	1,362

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

Export sales of Fixed Cellular Terminals represent 83%, 89%, and 88% of total fixed cellular net sales for the years ended September 30, 2005, 2004, and 2003, respectively. Export sales of Security Products were insignificant for these periods.

For the fiscal year ended September 30, 2005, two customers located in Guatemala and Mexico accounted for 28% and 33%, respectively, of the Fixed Cellular Terminal revenue and one customer located in the United States accounted for 47% of the Security Products revenue.

For the fiscal year ended September 30, 2004, four customers located in El Salvador, Guatemala, Mexico and the United States accounted for 17%, 14%, 23% and 15%, respectively, of the Fixed Cellular Terminal revenue and two customers, both located in the United States, accounted for 45% and 12%, respectively, of the Security Products revenue.

For the fiscal year ended September 30, 2003, one customer located in Mexico accounted for 56% of the Fixed Cellular Terminal revenue and two customers, both located in the United States, accounted for 49% and 11%, respectively, of the Security Products revenue.

10. MAJOR CUSTOMERS

For the year ended September 30, 2005, the Company derived approximately $10,019 (19%) and $10,140 (19%) of its total revenues from two customers, Radiomovil Dipsa and Servicios De Com Personales, respectively.  As of September 30, 2005, $3,602 and $3,158 were included in accounts receivable from these customers, respectively.

For the year ended September 30, 2004, the Company derived approximately $13,982 (18%), $10,670 (14%), $9,554 (13%) and $8,592 (11%) of its total revenues from four customers, Radiomovil Dipsa, Compania De Telecommunicaciones De El Salvador, Verizon Logistics USA (for its Venezuelan subsidiary) and Telecommunicaciones De Guatemala, respectively. As of September 30, 2004, $4,322, $2,662, $1 and $2,436 was included in accounts receivable from these customers, respectively.

For the year ended September 30, 2003, the Company derived approximately $28,165 (45%) of its total revenues from one customer, Radiomovil Dipsa.

11. EXPORT SALES

Export sales were approximately $30,482, $55,047 and $44,293 for the years ended September 30, 2005, 2004, and 2003, respectively. Export sales were primarily to the Caribbean and Latin American (CALA) regions during the years ended September 30, 2005, 2004 and 2003.

12. CONTINGENCIES

The Company is involved in various legal proceedings that arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

13. EMPLOYEE BENEFIT PLAN

The Company sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company may match employee contributions on a discretionary basis.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

There were no matches and therefore no amounts charged against operations related to the Company’s match for the years ended September 30, 2005, 2004, and 2003.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 2005 and 2004 (in thousands, except share data).

	Three months ended

	December 31	March 31	June 30	September 30

Fiscal year ended 2005
Total revenue	$13,653	$13,083	$11,415	$14,284
Gross margin	4,009	2,779	1,039	2,954
Net loss	(931)	(2,940)	(4,503)	(2,508)
Basic loss per common share	(0.07)	(0.22)	(0.34)	(0.18)
Diluted loss per common share	(0.07)	(0.22)	(0.34)	(0.18)
Fiscal year ended 2004
Total revenue	$16,348	$24,594	$16,428	$18,589
Gross margin	4,057	6,767	4,720	5,658
Net income (loss)	(1,483)	798	(522)	504
Basic income (loss) per common share	(0.11)	0.06	(0.04)	0.04
Diluted income (loss) per common share	(0.11)	0.06	(0.04)	0.04

PART III

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report management carried out, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

During the quarter ended September 30, 2005, there were no significant changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Processes have been updated and new ones put into place governing our internal controls but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, using the criteria set forth by the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of September 30, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report is included herein.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Election of Directors in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 31, 2006, which is incorporated herein.

The Directors’ names and occupations are listed in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 31, 2006. Names and information about executive officers are provided in Item 1 of this filing.

The Company has adopted a Code of Ethics for Senior Financial Officers that covers the principal executive officer, the principal financial officer and the principal accounting officer. This Code is posted on the Company’s website at www.telular.com/profile/codes.asp

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 31, 2006, which is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 31, 2006, which is incorporated herein.

Further, for the information required by Item 201(d) of Regulation S-K, reference is made to the information contained under the caption “Option Exercise and Fiscal Year-End Option Values” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 31, 2006, which is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Transactions in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 31, 2006, which is incorporated herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Independent Public Accountants in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 31, 2006, which is incorporated herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	The following financial statements are included in Part II, Item 8 of this Form 10-K.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2005 and 2004
Consolidated Statements of Operations for the years ended September 30, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2.

The following financial statement Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2005, 2004 and 2003 is filed as part of this report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this current report.

Schedule II – Valuation and Qualifying Accounts

Description	Balance At Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period

Period Ended September 30, 2005
Accumulated Amortization of Intangible Assets	$750	$600		$—	$—		$1,350
Valuation Allowance of Deferred Tax Asset	47,103	4,165	(2)	—	—		51,268
Allowance for Doubtful Accounts	192	—		—	(7)	(4)	185
Inventory Reserve	1,498	2,291		—	(532)	(3)	3,257
Period Ended September 30, 2004
Accumulated Amortization of Intangible Assets	$150	$600		$—	$—		$750
Valuation Allowance of Deferred Tax Asset	45,738	1,365	(2)	—	—		47,103
Allowance for Doubtful Accounts	103	96		—	(7)	(4)	192
Inventory Reserve	915	733		—	(150)	(3)	1,498
Period Ended September 30, 2003
Accumulated Amortization of Intangible Assets	$625	$525		$—	$(1,000)	(1)	$150
Valuation Allowance of Deferred Tax Asset	43,953	1,785	(2)	—	—		45,738
Allowance for Doubtful Accounts	104	17		—	(18)	(4)	103
Inventory Reserve	465	531		—	(81)	(3)	915

(1)	Amount represents license fully amortized and netted against the accumulated amortization during the period.
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

Filed as Exhibit 10.1 to Form 8-K filed September 13, 2000 (1)

10.6	Amendment 1 dated June 20, 2002, to the September 13, 2000 Agreement for the Purchase of Telular Fixed Telephony Digital Cellular Telephones among Telular Corporation, et.al. (1)	Filed as Exhibit 10.45 to Form 10-Q filed August 14, 2002

10.7	Nonqualified Stock Option Agreement, dated as of October 31, 2000, by and between the Company and Larry J. Ford	Filed as Exhibit 4.9 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

Number	Description	Reference

10.8	Nonqualified Stock Option Agreement, dated as of October 26, 1999, by and between the Company and Larry J. Ford	Filed as Exhibit 4.10 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.9	Nonqualified Stock Option Agreement, dated as of October 31, 2000, by and between the Company and John E. Berndt	Filed as Exhibit 4.15 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.10	Nonqualified Stock Option Agreement, dated as of October 26, 1999, by and between the Company and John E. Berndt	Filed as Exhibit 4.16 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.11	Nonqualified Stock Option Agreement, dated as of August 30, 2001, by and between the Company and Richard D. Haning	Filed as Exhibit 10.39 to Form 10-K filed December 21, 2001

10.12	Advance Agreement dated as of October 9, 2001, by and between the Company and DNIC Brokerage Company	Filed as Exhibit 10.40 to Form 10-K filed December 21, 2001

10.13	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and John E. Berndt	Filed as Exhibit 10.41 to Form 10-K filed December 21, 2001

10.14	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and Larry J. Ford	Filed as Exhibit 10.42 to Form 10-K filed December 21, 2001

10.15	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and Richard D. Haning	Filed as Exhibit 10.43 to Form 10-K filed December 21, 2001

10.16	Telular Corporation Non-employee Directors’ Stock Incentive Plan	Filed as Exhibit 10.22 to Form 10-Q filed February 14, 2003

10.17	Telular Corporation Common Stock Purchase Agreement dated April 14, 2003, by and among Telular Corporation and QUALCOMM Incorporated	Filed as Exhibit 10.23 to Form 10-Q filed May 15, 2003

10.18	Employment Agreement with Michael J. Boyle dated July 22, 2005	Filed as Exhibit 10.1 to Form 8-K filed July 25, 2005

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99	Cautionary Statements	Furnished herewith

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

Telular Corporation

Date: December 14, 2005	By:	/s/ MICHAEL J. BOYLE

Michael J. Boyle
President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. BOYLE	President & Chief Executive	December 14, 2005
Officer
Michael J. Boyle

/s/ DANIEL D. GIACOPELLI	Executive Vice President,	December 14, 2005
Chief Technology Officer and Director
Daniel D. Giacopelli

/s/ JEFFREY L. HERRMANN	Executive Vice President,	December 14, 2005
Chief Operating Officer,
Jeffrey L. Herrmann	Chief Financial Officer and Secretary

/s/ ROBERT L. DEERING	Chief Accounting Officer	December 14, 2005

Robert L. Deering

/s/ JOHN E. BERNDT	Chairman of the Board	December 14, 2005

John E. Berndt

/s/ LARRY J. FORD	Lead Independent Director	December 14, 2005

Larry J. Ford

/s/ BRIAN J. CLUCAS	Director	December 14, 2005

Brian J. Clucas

/s/ LAWRENCE S. BARKER	Director	December 14, 2005

Lawrence S. Barker

/s/ KEVIN J. WILEY	Director	December 14, 2005

Kevin J. Wiley