Form 10-Q
period 2005-12-31
TELULAR CORP
filed 2006-02-09
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2005.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☑	No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01, as of January 20, 2006, the latest practicable date, was 16,130,665 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,	September 30,
	2005	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,403	$10,023
Restricted cash	6,000	4,000
Marketable securities	4,650	12,075
Trade accounts receivable, less allowance for doubtful	21,036	11,106
Inventories, net	7,425	7,655
Prepaid expenses and other current assets	644	333

Total current assets	48,158	45,192
Property and equipment, net	3,521	3,028
Other assets:
Goodwill	2,554	2,554
Other intangible assets, less accumulated amortization of $1,500 and $1,350 at December 31, 2005 and September 30, 2005, respectively	1,500	1,650
Deposits and other	49	48

Total other assets	4,103	4,252

Total assets	$55,782	$52,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,528	$5,741
Accrued liabilities	4,479	2,939

Total current liabilities	13,007	8,680

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 16,130,665 and 16,111,015 outstanding at December 31, 2005 and September 30, 2005, respectively	161	161
Additional paid-in capital	162,275	162,034
Deficit	(119,661)	(118,403)

Total stockholders’ equity	42,775	43,792

Total liabilities and stockholders’ equity	$55,782	$52,472

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended December 31,
	2005	2004
Revenue
Net product sales	$21,230	$11,453
Service revenue	2,533	2,200

Total revenue	23,763	13,653

Cost of sales
Net product cost of sales	17,721	8,391
Service cost of sales	1,381	1,253

Total cost of sales	19,102	9,644

Gross margin	4,661	4,009

Engineering and development expenses	1,718	1,660
Selling and marketing expenses	2,986	2,136
General and administrative expenses	1,214	1,040
Amortization expense	150	150

Loss from operations	(1,407)	(977)

Other income, net	149	46

Net loss	$(1,258)	$(931)

Net loss per common share:

Basic	$(0.08)	$(0.07)
Diluted	$(0.08)	$(0.07)

Weighted average number of common shares outstanding:
Basic	16,120,406	13,278,641
Diluted	16,120,406	13,278,641
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

		Additional		Total
	Common	Paid-In		Stockholders’
	Stock	Capital	Deficit	Equity
Balance at September 30, 2005	$161	$162,034	$(118,403)	$43,792

Comprehensive income:
Net loss for period from October 1, 2005 to December 31, 2005	—	—	(1,258)	(1,258)

Stock based compensation expense	—	212	—	212
Stock options exercised	—	41	—	41
Stock issued in connection with services and compensation	—	9	—	9

Cost associated with the sale of common stock in a private placement	—	(21)	—	(21)

Balance at December 31, 2005	$161	$162,275	$(119,661)	$42,775

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2005	2004
Operating Activities:
Net loss	$(1,258)	$(931)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	404	349
Amortization	150	150
Stock based compensation expense	212	—
Common stock issued for services	9	4
Changes in assets and liabilities:
Trade accounts receivable	(9,930)	(542)
Inventories	230	(1,833)
Prepaid expenses and other assets	(312)	(407)
Trade accounts payable	2,787	(310)
Accrued liabilities	1,540	209

Net cash used in operating activities	(6,168)	(3,311)

Investing Activities:
Acquisition of property and equipment	(897)	(163)
Proceeds from sale of marketable securities	7,425	50
Increase in restricted cash	(2,000)	—

Net cash provide by (used in) investing activities	4,528	(113)

Financing Activities:
Expenditures related to the issuance of common stock	(21)	—
Proceeds from the exercise of stock options	41	69

Net cash provided by financing activities	20	69

Net decrease in cash and cash equivalents	(1,620)	(3,355)

Cash and cash equivalents, beginning of period	$10,023	$10,227

Cash and cash equivalents, end of period	$8,403	$6,872

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Unaudited, dollars in thousands, except share data)
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the three months ended December 31, 2005, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2006. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.
2.	Earnings Per Share
Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share were 16,120,406 and 13,278,641, for the three months ended December 31, 2005 and 2004, respectively.
The shares outstanding used to compute diluted earnings per share for the three months ended December 31, 2005 and 2004 exclude outstanding options to purchase 48,046 and 486,766 shares of common stock, respectively. The options were excluded because their inclusion in the computation would have been antidilutive.
3.	Stock Based Compensation
Effective October 1, 2005, Telular Corporation (the Company) adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (SFAS 123(R))which requires the cost of all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The Company calculates the cost of stock options grants based on their grant date fair value and recognizes these costs over the grant’s vesting period. The fair value of stock options granted is estimated at the grant date using a Black-Scholes stock option valuation model. Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of the common stock, a risk-free interest rate, a dividend yield and the expected term of the option. The Company implemented SFAS 123 (R) under the Modified Prospective Transition (MPT) method. Under the MTP method, the cost for awards that were granted prior to, but not vested, as of October 1, 2005, will be recognized in operations over their remaining vesting period.
For the quarters ended December 31, 2005 and 2004, the Company valued stock options granted using the Black-Scholes valuation method with the following assumptions:

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Unaudited, dollars in thousands, except share data)

	Three Months Ended December 31,
	2005	2004
Valuation Assumptions:
Volatility	75%	60%
Expected term	5.6 yrs	5.3 yrs
Risk free interest rate	4.3%	3.8%
Dividend yield	0.0%	0.0%
The Company recognized $212 of stock based compensation expense during the quarter ended December 31, 2005. Prior to the adoption of SFAS 123(R), the Company accounted for stock based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock-Based Compensation, (APBO 25). Under APBO 25, no compensation expense related to stock options was recognized in operations. For the purpose of pro forma disclosure, the estimated fair value of options accounted for under APBO 25 were calculated using the Black-Scholes method utilizing the valuation assumptions above for the three months ended December 31, 2004.
The Company’s pro forma information is as follows:

Three Months Ended
December 31, 2004
Net loss as reported	$(931)

Less: stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects, not recorded in net loss as reported.	(370)

Pro forma net loss	$(1,301)

Net loss per share:
Basic — as reported	$(0.07)
Basic — pro forma	$(0.10)

Diluted — as reported	$(0.07)
Diluted — pro forma	$(0.10)
4.	Restricted Cash
On December 31, 2005, the Company had $6,000 of restricted cash. This cash is collateral for a letter of credit granted to the Company’s manufacturer in China. The letter of credit expires on September 1, 2006.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Unaudited, dollars in thousands, except share data)
5.	Marketable Securities
The Company has investments in marketable securities consisting of investment-grade instruments as follows:

	December 31,	September 30,
	2005	2005
	(Unaudited)
Corporate bonds	$4,650	$4,675

Auction rate securities	—	7,400

	$4,650	$12,075

The Company categorizes its investments in marketable securities as available-for-sale securities. The cost of these securities approximates fair value, therefore, there are no unrealized gains or losses included in accumulated other comprehensive income
6.	Trade Accounts Receivables and Allowance for Doubtful Accounts
Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, as of December 31, 2005 and September 31, 2005 are as follows:

	December 31,	September 30,
	2005	2005
	(Unaudited)
Trade receivables	$21,226	$11,291

Less: allowance for doubtful accounts	(190)	(185)

	$21,036	$11,106

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Unaudited, dollars in thousands, except share data)
7.	Inventories

The components of inventories consist of the following:

	December 31,	September 30,
	2005	2005
	(Unaudited)
Raw materials	$5,552	$6,703
Finished goods	4,404	4,209

	9,956	10,912

Less: reserve for obsolescence	(2,531)	(3,257)

	$7,425	$7,655

8.	Commitments

During fiscal year 2002, the Company entered into an agreement with Plexus Services Corporation relating to the manufacturing of circuit card assemblies and final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days’ prior written notice to the other party. As of December 31, 2005, the Company had $5,108 in open purchase commitments pursuant to this agreement.

During fiscal year 2005, the Company entered into an agreement with Celestica Limited related to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. As of December 31, 2005, the Company had $18,537 in open purchase commitments pursuant to this agreement.

9.	Segment and Major Customer Disclosures

Beginning in fiscal year 2006, the Company adopted a new business strategy which focuses on two distinct segments: Fixed Cellular Phones (FCP) and Fixed Cellular Terminals (FCT). The FCP segment consists of high-volume low cost fixed cellular phones and the FCT segment consists of feature-rich high end fixed cellular terminals, including the Telguard family of products and services.

The FCP market is prevalent in countries outside of North America with low fixed line penetration. The FCT market is mostly in North America and consists of vertical applications ranging from wireless residential and commercial alarm systems to machine-to-machine and portable dial tone applications.

Summarized below are the Company’s revenues and net income (loss) by reportable segment. Prior year information has been restated to conform to current year’s segmentation disclosure.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Unaudited, dollars in thousands, except share data)

	Three Months Ended December 31,
	2005	2004
Revenue:
Fixed Cellular Phones	$16,624	$8,005
Fixed Cellular Terminals	7,139	5,648

	$23,763	$13,653

Net Income (Loss):
Fixed Cellular Phones	$(2,361)	$(1,553)
Fixed Cellular Terminals	954	576

Non-segment other income, net	149	46

	$(1,258)	$(931)

For the three months ended December 31, 2005, the Company had three customers that accounted for 51% of the FCP revenue. These customers were located in Venezuela (21%), Mexico (17%) and India (13%).

For the three months ended December 31, 2005, the Company had three customers that accounted for 23% of its FCT revenue. These customers were located in the United States (13%), Guatemala (5%) and Mexico (5%). Additionally, 35.5% of the FCT revenues were from transmission services.

Export sales of FCP products represented 96% of total FCP segment revenues for both of the first quarters of fiscal years 2006 and 2005, respectively. Export sales of FCT products represented 26% and 17% of the FCT segment revenues for the first quarters of fiscal year 2006 and 2005, respectively.

10.	Subsequent Event

On January 30, 2006, the Company announced plans to cease operations at its Vernon Hills, Illinois facility no later than February 1, 2007. This facility houses corporate general and administration functions, company wide purchasing and logistics, sales and marketing functions for both the FCP and FCT segments and manufacturing of FCP and FCT products, including distribution and warehousing activities. The Company is currently investigating new sites for its general and administrative functions, purchasing, logistics and sales and marketing. The manufacturing, distribution and warehouse activities will be moved to the Company’s contract manufacturers located around the world.

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
Key trends and enablers fueling the worldwide adoption of Fixed Cellular programs include the following:
•	Decreasing airtime rates, terminal equipment costs and the cost of building cellular networks;

•	Rapid deployment of next generation digital networks that provide greater voice capacity and higher data speeds;

•	Acceptance by consumers of cellular service as reliable, cost effective telecommunications service;

•	Multiple local or regional cellular operators in a region vying for the same number of subscriber usage minutes;

•	The need for backup service and disaster recovery for monitoring of material property and lifeline services; and

•	Growing recognition of an expanded value chain for the delivery of applications using the cellular networks.
Addressing the needs of voice, fax, data and security, the Company’s business operations are divided into two distinct segments: Fixed Cellular Phones (FCP) and Fixed Cellular Terminals (FCT). Based upon trends noted from data collected in the industry, such as improved economic conditions in Latin America and Local Number Portability in the USA, the Company believes that the market for fixed cellular products will experience substantial growth over the next several years.
The Company generates most of its revenue by making and selling products. It recognizes revenue when its products ship from various manufacturing locations to customers and when it delivers services.
Although the Company has a broad base of customers worldwide, much of its revenue is generated from large contracts, the timing of which is often unpredictable.
The Company’s operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any fiscal quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company’s operating results for that fiscal quarter, and potentially for future fiscal quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in “Cautionary Statements” attached as Exhibit 99 to Company’s Form 10-K for the fiscal year ended September 30, 2005.

Results of Operations
First quarter fiscal year 2006 compared to first quarter fiscal year 2005
Net product sales. Net product sales of $21.2 million for the three months ended December 31, 2005, increased 85% compared to the same period last year. Sales of FCP products increased 108%, or $8.6 million, to $16.6 million during the first quarter of fiscal year 2006 compared to the same period of fiscal year 2005. These increases were primarily the result of shipments to new customers in Latin America and Asia. Sales of FCT products during the first quarter of fiscal year 2006 of $4.6 million increased 34% compared to the same period last year as a result of increased sales to customers worldwide.
Service revenue. Service revenue increased 15% to $2.5 million during the first quarter of fiscal year 2006 from $2.2 million during the same period last year. The increase is primarily the result of the increase in TELGUARD products sold during the first quarter of fiscal year 2006.
Gross margin. Gross margin for the three months ended December 31, 2005 of $4.6 million, or 20% of total revenue, compares to $4.0 million, or 29% of total revenue, for the same period last year. The decrease in gross margin as a percentage of total revenue is primarily the result of the implementation of our strategy to be a high volume provider of fixed cellular phones.
Engineering and development expenses. Engineering and development expenses did not increase significantly for the first quarter of fiscal year 2006 when compared to the same period last year. Expenses for both periods were $1.7 million.
Selling and marketing expenses. Selling and marketing expenses of $3.0 million for the three months ended December 31, 2005, increased 40%, or $0.9 million compared to the same period of fiscal year 2005. The increase is primarily due to higher commissions resulting from the increase in net product sales and the cost of rebilled freight to customers.
General and administrative expenses. General and administrative expenses of $1.2 million for the three months ended December 31, 2005, increased 17%, or $0.2 million compared to the same period of fiscal year 2005. This increase was primarily due to the recognition of stock based compensation expense and to increased travel expenses.
Net loss. The Company recorded a net loss of $1.3 million for the first quarter of fiscal year 2006 compared to net loss of $0.9 million for the first quarter of fiscal year 2005. The increase is primarily the result of lower margins on high volume phone products and the recognition of stock based compensation expense. Loss in the first quarter from the FCP segment of $2.4 million compares to loss of $1.6 million last year. Income in the first quarter from the FCT segment of $0.9 million compares to income of $0.6 million last year. Additionally, the Company recorded other income of $0.2 million for the first quarter of fiscal year 2006 compared to none for the first quarter of fiscal year 2005. This increase was primarily due to increased earnings on larger invested cash balances during the period.
Net loss per Common Share. Net loss per share of ($0.08) for the first quarter of fiscal year 2006 compares to net loss per share of ($0.07) for the first quarter of fiscal year 2005. The increase is primarily the result of the lower margins on phone products.
Financial Position
The Company has utilized cash reserves to fund operating losses, working capital needs, and capital expenditures. The Company expects accounts receivable and inventories to return to cash in a relatively short period of time. Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On December 31, 2005, the Company had $8.4 million in unrestricted cash and cash equivalents and $4.7 million of marketable securities with a working capital surplus of $35 million.
The Company used $6.2 million of cash in operations during the first quarter of fiscal year 2006 compared to cash used of $3.3 million during the same period of fiscal year 2005. Cash used in operations during the first quarter of fiscal year 2006 includes $1.3 million due to the net loss and $5.6 million due to net unfavorable changes in working capital, primarily from an increase in trade receivables. The increase in trade receivables is the result of increase sales volume during the last month of the quarter. The $3.3 million decrease in cash from operations during the first quarter of the prior year consisted primarily of a $0.9 million net loss and $2.9 million due to net unfavorable changes in working capital, primarily from an increase in inventories. The increase in inventories is the result of a decrease in shipments to large customers in El Salvador and Venezuela as a result of customers experiencing slower than expected end user sales.
The FCP segment used $7.2 million of cash in operations during the first quarter of fiscal year 2006, while the FCT segment generated $1.0 million of cash in operations. During the first quarter of fiscal year 2005, the FCP segment used $4.0 million of cash in operations, while the FCT segment generated $0.7 million of cash in operations.
Cash of $4.5 million was generated through investing activities during the first quarter of fiscal year 2006 compared to cash used in investing activities of $0.1 million during the same period of the prior year, primarily as a result of proceeds for the sale of marketable securities. This cash was used to support operations and working capital requirements.
Cash provided by financing activities during the first quarter of both fiscal years 2006 and 2005 consists primarily of the proceeds from employee stock option exercises.
Based upon its current operating plan, the Company believes its existing capital resources will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The Company expects to maintain levels of cash reserves, which are required to undertake major product development initiatives, expand marketing and sales development worldwide and qualify for large sales opportunities.
Critical Accounting Policies
The Company’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following represent the critical accounting policies that currently affect the presentation of the Company’s financial condition and results of operations.
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2005 and September 30, 2005, the inventory reserves were $2.5 million and $3.3 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
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
These statements reflect management’s judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, customer growth and retention, pricing, operating costs and the economic environment.
The words “estimate”, “project”, “intend”, “expect”, and “believe”, “target” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management’s Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Other risks and uncertainties are discussed in Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 which is hereby incorporated by reference.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes regarding the Company’s market risk position from the information provided in its Annual Report on From 10-K for the fiscal year ended September 30, 2005.
The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of December 31, 2005.
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
During the quarter ended December 31, 2005, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, each promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Shareholders on January 31, 2006, the Shareholders of the Company entitled to vote thereon elected the following individuals as Directors of the Company (total shares eligible to vote were 16,126,998; total shares voted were 14,850,126):

Name	For	Withheld
John E. Berndt	13,785,517	1,064,609
Larry J. Ford	13,525,905	1,324,221
Michael J. Boyle	13,842,992	1,007,134
Daniel D. Giacopelli	13,840,592	1,009,534
Brian J. Clucas	13,788,217	1,061,909
Lawrence S. Barker	13,843,692	1,006,434
Kevin J. Wiley	13,523,805	1,326,321

Item 6. EXHIBITS
The following documents are filed as Exhibits to this report:

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation

Date February 9, 2005	By:	/s/ Michael J. Boyle

Michael J. Boyle
President & Chief Executive Officer

Date February 9, 2005		/s/ Jeffrey L. Herrmann

Jeffrey L. Herrmann
Executive Vice President, Chief Operating Officer & Chief Financial Officer

Date February 9, 2005		/s/ Robert Deering

Robert Deering
Controller & Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith