Form 10-Q
period 2006-03-31
TELULAR CORP
filed 2006-05-10
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to                      .
Commission File Number 0-23212
Telular Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3885440 (I.R.S. Employer Identification No.)
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
The number of shares outstanding of the Registrant’s common stock, par value $.01, as of April 30, 2006, the latest practicable date, was 16,134,666 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	September 30,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,972	$10,023
Restricted cash	6,000	4,000
Marketable securities	—	12,075
Trade accounts receivable, less allowance for doubtful accounts	20,765	11,106
Inventories, net	8,674	7,655
Prepaid expenses and other current assets	701	333

Total current assets	49,112	45,192
Property and equipment, net	3,243	3,028
Other assets:
Goodwill	2,554	2,554
Other intangible assets, less accumulated amortization of $1,650 and $1,350 at March 31, 2006 and September 30, 2005, respectively	1,350	1,650
Deposits and other	47	48

Total other assets	3,951	4,252

Total assets	$56,306	$52,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,021	$5,741
Accrued liabilities	4,195	2,939

Total current liabilities	15,216	8,680

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 16,134,666 and 16,111,015 outstanding at March 31, 2006 and September 30, 2005, respectively	161	161
Additional paid-in capital	162,523	162,034
Deficit	(121,594)	(118,403)

Total stockholders’ equity	41,090	43,792

Total liabilities and stockholders’ equity	$56,306	$52,472

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenue
Net product sales	$21,703	$10,840	$42,933	$22,293
Service revenue	2,660	2,243	5,193	4,443

Total revenue	24,363	13,083	48,126	26,736

Cost of sales
Net product cost of sales	19,000	9,041	36,721	17,433
Service cost of sales	1,422	1,263	2,803	2,515

Total cost of sales	20,422	10,304	39,524	19,948

Gross margin	3,941	2,779	8,602	6,788

Engineering and development expenses	1,877	1,661	3,595	3,321
Selling and marketing expenses	2,448	2,469	5,434	4,605
General and administrative expenses	1,515	1,501	2,729	2,541
Amortization	150	150	300	300

Total operating expenses	5,990	5,781	12,058	10,767

Loss from operations	(2,049)	(3,002)	(3,456)	(3,979)

Other income, net	116	62	265	107

Net loss	$(1,933)	$(2,940)	$(3,191)	$(3,872)

Net loss per common share:
Basic	$(0.12)	$(0.22)	$(0.20)	$(0.29)
Diluted	$(0.12)	$(0.22)	$(0.20)	$(0.29)

Weighted average number of common shares outstanding:
Basic	16,133,518	13,293,338	16,126,890	13,285,909
Diluted	16,133,518	13,293,338	16,126,890	13,285,909
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

		Additional		Total
	Common	Paid-In		Stockholders’
	Stock	Capital	Deficit	Equity
Balance at September 30, 2005	$161	$162,034	$(118,403)	$43,792

Comprehensive income:
Net loss for period from October 1, 2005 to March 31, 2006	—	—	(3,191)	(3,191)

Stock based compensation expense		450		450
Stock options exercised	—	51	—	51
Stock issued in connection with services received	—	9	—	9
Cost associated with the sale of common stock in a private placement	—	(21)	—	(21)

Balance at March 31, 2006	$161	$162,523	$(121,594)	$41,090

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2006	2005
Operating Activities:
Net loss	$(3,191)	$(3,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	808	697
Amortization	300	300
Provision for inventory obsolescence	226	1,131
Stock based compensation expense	450	—
Common stock issued for services	9	8
Changes in assets and liabilities:
Trade accounts receivable	(9,659)	(654)
Inventories	(1,245)	(986)
Prepaid expenses and other assets	(367)	(280)
Trade accounts payable	5,280	(1,852)
Accrued liabilities	1,257	380

Net cash used in operating activities	(6,132)	(5,128)

Investing Activities:
Acquisition of property and equipment	(1,024)	(359)
Proceeds from sale of marketable securities	12,075	100
Increase in restricted cash	(2,000)	—

Net cash provided by (used in) investing activities	9,051	(259)

Financing Activities:
Expenditures related to the issuance of common stock	(21)	—
Proceeds from the exercise of stock options	51	82

Net cash provided by financing activities	30	82

Net increase (decrease) in cash and cash equivalents	2,949	(5,305)

Cash and cash equivalents, beginning of period	$10,023	$10,227

Cash and cash equivalents, end of period	$12,972	$4,922

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited, dollars in thousands, except share data)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the six months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2006. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

2.	Earnings Per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share was 16,133,518 and 13,293,338, for the three months ended March 31, 2006 and 2005, respectively. The weighted average number of shares of common stock for the computation of basic and diluted earnings per share was 16,126,890 and 13,285,909, for the six months ended March 31, 2006 and 2005, respectively.

The shares outstanding used to compute diluted earnings per share for the three months ended March 31, 2006 and 2005 exclude outstanding options to purchase 40,194 and 317,059 shares of common stock, respectively. The shares outstanding used to compute diluted earnings per share for the six months ended March 31, 2006 and 2005 exclude outstanding options to purchase 44,120 and 314,531 shares of common stock, respectively. The options were excluded because their inclusion in the computation would have been antidilutive.

3.	Stock Based Compensation

Effective October 1, 2005, Telular Corporation (the Company) adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (SFAS 123(R)) which requires the cost of all share-based payments, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The Company calculates the cost of stock options grants based on their grant date fair value and recognizes these costs over the grant’s vesting period. The fair value of stock options granted is estimated at the grant date using a Black-Scholes stock option valuation model. Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of the common stock, a risk-free interest rate, a dividend yield and the expected term of the option. The Company implemented SFAS 123 (R) under the Modified Prospective Transition (MPT) method. Under the MTP method, the cost for awards that were granted prior to, but not vested, as of October 1, 2005, will be recognized in operations over their remaining vesting period.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited, dollars in thousands, except share data)
For the quarters ended March 31, 2006 and 2005, the Company valued stock options granted using the Black-Scholes valuation method with the following assumptions:

	Six Months Ended March 31,
	2006	2005
Valuation Assumptions:
Volatility	75%	60%
Expected term	4.5 yrs.	5.3 yrs
Risk free interest rate	4.32% - 4.54%	3.8%
Dividend yield	0.0%	0.0%
The Company recognized $238 and $450 of stock based compensation expense during the three and six month periods ended March 31, 2006. Prior to the adoption of SFAS 123(R), the Company accounted for stock based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock-Based Compensation, (APBO 25). Under APBO 25, no compensation expense related to stock options was recognized in operations. For the purpose of pro forma disclosure, the estimated fair value of options accounted for under APBO 25 were calculated using the Black-Scholes method utilizing the valuation assumptions above for the three and six month periods ended March 31, 2005.
The Company’s pro forma information is as follows:

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005
Net loss as reported	$(2,940)	$(3,872)

Less: stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects, not recorded in net loss as reported	(255)	(625)

Pro forma net loss	$(3,195)	$(4,497)

Net loss per share:
Basic — as reported	$(0.22)	$(0.29)
Basic — pro forma	$(0.24)	$(0.34)

Diluted — as reported	$(0.22)	$(0.29)
Diluted — pro forma	$(0.24)	$(0.34)

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited, dollars in thousands, except share data )
4.	Restricted Cash

On March 31, 2006, the Company had $6,000 of restricted cash. This cash is collateral for a letter of credit granted to the Company’s manufacturer in China. The letter of credit expires on September 1, 2006.

5.	Marketable Securities

The Company has investments in marketable securities consisting of investment-grade instruments as follows:

	March 31,	September 30,
	2006	2005
	(Unaudited)
Corporate bonds	$—	$4,675

Auction rate securities	—	7,400

	$—	12,075

The Company categorizes its investments in marketable securities as available-for-sale securities. The cost of these securities approximates fair value, therefore, there are no unrealized gains or losses included in accumulated other comprehensive income.

6.	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, as of March 31, 2006 and September 30, 2005 are as follows:

	March 31,	September 30,
	2006	2005
	(Unaudited)
Trade accounts receivables	$20,960	11,291

Less: allowance for doubtful accounts	195	185

	$20,765	11,106

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited, dollars in thousands, except share data )
7.	Inventories

The components of inventories consist of the following:

	March 31,	September 30,
	2006	2005
	(Unaudited)
Raw materials	$4,725	$6,703
Finished goods	6,275	4,209

	11,000	10,912

Less: reserve for obsolescence	(2,326)	(3,257)

	$8,674	$7,655

8.	Commitments

During fiscal year 2002, the Company entered into an agreement with Plexus Services Corporation relating to the manufacturing of circuit card assemblies and final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. As of March 31, 2006, the Company had $1,835 in open purchase commitments pursuant to this agreement.

During fiscal year 2005, the Company entered into an agreement with Celestica Limited related to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. As of March 31, 2006, the Company had $17,245 in open purchase commitments pursuant to this agreement.

On December 30, 2005, the Company signed a letter of intent with ACT Electronics, Inc. (ACT) under which ACT will provide fulfillment services and manufacture final assemblies of the Company’s products. A final agreement is anticipated during the Company’s third quarter of fiscal year 2006. As of March 31, 2006, the Company had $3,765 in open purchase commitments pursuant to this agreement.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited, dollars in thousands, except share data )

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenue:
Fixed Cellular Phones	$17,012	$4,886	$33,636	$12,891
Fixed Cellular Terminals	7,351	8,197	14,490	13,845

	$24,363	$13,083	$48,126	$26,736

Net Income (Loss):
Fixed Cellular Phones	$(2,684)	$(3,243)	$(5,045)	$(4,796)
Fixed Cellular Terminals	635	241	1,589	817

Non-segment other income	116	62	265	108

	$(1,933)	$(2,940)	$(3,191)	$(3,871)

For the three and six month periods ended March 31, 2006, the Company had three customers that accounted for 59% and 66% of the FCP revenue, respectively. These customers were located in Venezuela (16% and 23%), Mexico (26% and 25%) and India (17% and 18%).
Export sales for the three months ended March 31, 2006 and 2005 were 73% and 53% of total revenues, respectively.
For the three and six month periods ended March 31, 2006, the Company had four customers that accounted for 27% and 23% of its FCT revenue, respectively. These customers were located in the United States. Additionally, 35% and 36% of the FCT revenues were from transmission services for the three and six month periods ended March 31, 2006 respectively.
Export sales for the six months ended March 31, 2006 and 2005 were 74% and 58% of total revenues, respectively.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(Unaudited, dollars in thousands, except share data )
10.	Plant Closing

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

11.	Subsequent Event

On May 8, 2006, the Company acquired substantially all of the assets and assume certain liabilities relating to the fixed wireless division business of CSI Wireless Inc. and CSI Wireless LLC (together, the “Sellers”).Pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), the Company paid $3.0 million in cash and issued 1,931,745 shares of its common stock as consideration in the acquisition. Depending on future performance, the Company may be required to issue up to 1,159,047 additional shares of common stock to the Sellers pursuant to an earn-out provision contained in the Purchase Agreement. The purchase will be accounted for using the purchase method in accordance with SFAS No. 141, “Business Combinations”. Pro forma financial statements are not available at this time.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Telular Corporation (Telular or the Company) designs, develops, manufactures and markets products that are responsive to the needs of its customers and are based on its proprietary interface technologies. These products provide the capability to connect standard telecommunications equipment, including standard telephones, fax machines, data modems and alarm panels with wireless communication networks in the cellular and PCS frequency bands (collectively cellular). We refer to this concept as Fixed Cellular. Telular has roots stretching back to 1986 when it acquired the intellectual property rights for its cellular interface concept and methodology. These patents cover not only circuitry, but also the core concept and principles underlying the use of an intelligent interface device in conjunction with cellular-type transceivers and systems. In the ensuing years, Telular has not only added to its patent portfolio, but has done so while establishing a worldwide customer base in over 130 countries. In nearly every part of the world that has a cellular network, Telular products can be found delivering solutions from basic voice needs to sophisticated applications.
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

Results of Operations
Second quarter fiscal year 2006 compared to second quarter fiscal year 2005
Net product sales. Net product sales of $21.7 million for the three months ended March 31, 2006, increased 100% compared to the same period last year. Sales of FCP products increased 248%, or $12.1 million, to $17.0 million during the second quarter of fiscal year 2006 compared to the same period of fiscal year 2005. These increases were primarily the result of increased shipments to new and existing customers in Latin America and Asia. Sales of FCT products during the second quarter of fiscal year 2006 of $7.4 million decreased 10% compared to the same period last year as a result of decreased sales to terminal customers in the Latin America, partially offset by increased sales of TELGUARD® products to customers worldwide.
Service revenue. Service revenue increased 19% to $2.7 million during the second quarter of fiscal year 2006 from $2.2 million during the same period last year. The increase is primarily the result of the increase in TELGUARD® products sold during the second quarter of fiscal year 2006.
Gross margin. Gross margin for the three months ended March 31, 2006 of $3.9 million, or 16% of total revenue, compares to $2.8 million, or 21% of total revenue, for the same period last year. The decrease in gross margin as a percentage of total revenue is primarily the result of the implementation of our strategy to be a high volume provider of fixed cellular phones.
Engineering and development expenses. Engineering and development expenses of $1.9 million for the three months ended March 31, 2006, increased 13%, or $0.2 million compared to the same period of fiscal year 2005. The increase is due to an increase in outside contract engineering that was used to augment engineering resources and due to the recognition of stock based compensation expense.
Selling and marketing expenses. Selling and marketing expenses of $2.4 million for the three months ended March 31, 2006, decreased less than 1% compared to the same period of fiscal year 2005. This decrease reflects increases in freight costs (the invoicing of these costs are included in revenues), increases in compensation costs as a result of recognition of stock based compensation and increases in sales commissions as a result of increased sales volume which are offset by reductions in travel expenses and professional fees related to specific marketing initiatives.
General and administrative expenses. General and administrative expenses of $1.5 million for the three months ended March 31, 2006, increased less than 1% compared to the same period of fiscal year 2005. This increase was primarily due to the recognition of stock based compensation expense, increased legal expenses related to corporate development activities and costs associated with the cessation of manufacturing operations at the Company’s corporate headquarters, offset by a fiscal year 2005 one-time charge of $0.5 million of termination pay under the employment agreement with the Company’s former Chairman and Chief Executive officer.
Net income ( loss). The Company recorded a net loss of ($1.9) million for the second quarter of fiscal year 2006 compared to net loss of ($2.9) million for the second quarter of fiscal year 2005. The reduction in net loss is primarily the result of increased gross margin dollars from higher sales volume. Loss in the second quarter from the FCP segment of ($2.6) million compares to loss of ($3.2) million last year. Income in the second quarter from the FCT segment of $0.6 million compares to income of $0.2 million last year.
Net loss per Common Share. Net loss per share of $0.12 for the second quarter of fiscal year 2006 compares to net loss per share of $0.22 for the first quarter of fiscal year 2005.
First six months fiscal year 2006 compared to first six months fiscal year 2005
Net Product Sales. Net product sales of $42.9 million for the first six months of fiscal year 2006 increased 93%, or $20.6 million compared to the same period last year. Sales of FCP products increased 161%, or $20.7 million, to $33.6 million during the first six months of fiscal year 2006 compared to the same period of fiscal year 2005. These increases were primarily the result of increased shipments to customers in India, Venezuela and Mexico. Sales of FCT products during the first six months of fiscal year 2006 of $14.5 million increased 5%, or $0.7 compared to the same period last year. The increase was primarily the result of an increase in the sales of TELGUARD® products.
Service Revenue. Service revenue increased 17% to $5.2 million during the first six months of fiscal year 2006 from $4.4 million during the same period last year. The increase is primarily the result of the increase in TELGUARD® products sold during the first six months of fiscal year 2006.
Gross margin. Gross margin for the six months of fiscal year 2006 was $8.6 million, or 18% of total revenues, compares to $6.8 million, or 25% of total revenues, for the same period last year. The decrease in gross margin as a percentage of total revenues is primarily the result of continuing the Company’s strategy to become a high volume provider of fixed cellular phones.
Engineering and development expenses. Engineering and development expenses increased $0.3 million, or 8% to $3.6 million for the first six months of fiscal year 2006 compared to the same period last year. The increase is due to an increase in outside contract engineering that was used to augment engineering resources and due to the recognition of stock based compensation expense.
Selling and marketing expenses. Selling and marketing expenses of $5.4 million for the first six months of fiscal year 2006, increased 18%, or $0.8 million compared to the same period of fiscal year 2005. The increase is primarily due to (1) increased billable freight costs (the invoicing of these costs are included in revenues), (2) increased commissions resulting from the higher sales volume, (3) the recognition of stock based compensation expense, offset by (4) reduced travel expenses, (5) elimination of non-recurring recruiting costs and (6) the elimination of certain marketing expenses.
General and administrative expenses. General and administrative expenses of $2.7 million for the first six months of fiscal year 2006, increased $0.2 million, or 7% compared to the same period of fiscal year 2005. This increase is primarily due to the recognition of stock based compensation expense, increased legal fees related to corporate development activities, offset by the fiscal year 2005 $0.5 million of termination pay under the employment agreement with the Company’s former Chairman and Chief Executive Officer.
Net income (loss). The Company recorded a net loss of ($3.1) million for the first six months of fiscal year 2006 compared to net loss of ($3.9) million for the first six months of fiscal year 2005. The decreased net loss is primarily the result of higher sales volume. A net loss in the first six months from the FCP segment of ($5.0) million compares to net loss of ($4.8) million for the first six months of fiscal year 2005. Net income in the first six months from the FCT segment of $1.6 million compares to net income of $0.8 million in the corresponding period of last year. The increase is the result of higher sales volume.
Net loss per Common Share. Net loss per share of $0.20 for the first six months of fiscal year 2006 compares to net loss per share of $0.29 for the first six months of fiscal year 2005. The decreased net loss per share is primarily the result of increased sales in the both segments.
Financial Position
The Company has utilized all of its marketable securities investments to fund operating losses, working capital needs, and capital expenditures. Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On March 31, 2006, the Company had $13.0 million of unrestricted cash and cash equivalents and a working capital surplus of $34 million.
The Company used $6.1 million of cash in operations during the first six months of fiscal year 2006 compared to cash used of $5.1 million during the same period of fiscal year 2005. Cash used in operations during the first six months of fiscal year 2006 includes $3.2 million due to the net loss and $4.7 million due to net unfavorable changes in working capital, primarily from an increase in trade receivables. The increase in trade receivables is the result of higher sales volume. The $5.1 million decrease in cash from operations during the first six months of the prior year was due to a $3.8 million net loss and $2.3 million due to net unfavorable changes in working capital, primarily from an increase in inventories.
The FCP segment used $7.9 million of cash in operations during the first six months of fiscal year 2006, while the FCT segment generated $1.8 million of cash in operations. During the first six months of fiscal year 2005, the FCP segment used $6.3 million of cash in operations, while the FCT segment generated $1.2 million of cash in operations.
Cash of $9.1 million was generated through investing activities during the first six months of fiscal year 2006 compared to cash used in investing activities of $0.3 million during the same period of the prior year, primarily as a result of proceeds for the sale of marketable securities.
Cash provided by financing activities during the first six months of both fiscal years 2006 and 2005, consists primarily of the proceeds from employee stock option exercises.
Based upon its current operating plan, the Company believes its existing capital resources will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The Company expects to maintain levels of cash reserves which are required to undertake major product development initiatives and to qualify for large sales opportunities.
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
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At March 31, 2006 and September 30, 2005, the inventory reserves were $2.3 million and $3.3 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
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
The Company may invest available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company has liquidated all of its marketable securities as of March 31, 2006 and has no exposure to market risk fluctuations for these types of investments.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. To reduce its exposure to the credit risks of international customers, with the exception of customers with ownership interests by credit-worthy, primarily US-based companies, the Company generally receives payment prior to shipment, receives irrevocable letters of credit that are confirmed by U.S. banks, or purchases commercial credit insurance. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible. Because of the steps taken above to mitigate credit risks of international customers, the Company believes that its exposure to credit risk is not material.
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
During the quarter ended March 31, 2006, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, each promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 6. EXHIBITS
The following documents are filed as Exhibits to this report:

Number	Description	Reference
10.1	Telular Corporation’s Asset Purchase Agreement with CSI Wireless Inc. and CSI Wireless LLC dated April 21, 2006	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation
Date May 10, 2006	By:	/s/ Michael J. Boyle
Michael J. Boyle
President & Chief Executive Officer

Date May 10, 2006	/s/ Jeffrey L. Herrmann
Jeffrey L. Herrmann
Executive Vice President, Chief Operating Officer & Chief Financial Officer

Date May 10, 2006	/s/ Robert Deering
Robert Deering
Controller & Chief Accounting Officer

Exhibit Index

Number	Description	Reference
10.1	Telular Corporation’s Asset Purchase Agreement with CSI Wireless Inc. and CSI Wireless LLC dated April 21, 2006	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith