Form 10-Q
period 2006-06-30
TELULAR CORP
filed 2006-08-07
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006.
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
Yes ☐                      No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01, as of July 31, 2006, the latest practicable date, was 18,066,411 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	September 30,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,762	$10,023
Restricted cash	6,000	4,000
Marketable securities	—	12,075
Trade accounts receivable, less allowance for doubtful accounts	21,305	11,106
Inventories, net	14,282	7,655
Prepaid expenses and other current assets	744	333

Total current assets	49,093	45,192
Property and equipment, net	5,153	3,028
Other assets:
Goodwill	2,044	2,554
Other intangible assets, less accumulated amortization of $2,203 and $1,350 at June 30, 2006 and September 30, 2005, respectively	5,000	1,650
Other	403	48

Total other assets	7,447	4,252

Total assets	$61,693	$52,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,602	$5,741
Accrued liabilities	5,608	2,939
Working capital line of credit	3,749	—

Total current liabilities	20,959	8,680

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 18,066,411 and 16,111,015 outstanding at June 30, 2006 and September 30, 2005, respectively	181	161
Additional paid-in capital	168,586	162,034
Deficit	(128,033)	(118,403)

Total stockholders’ equity	40,734	43,792

Total liabilities and stockholders’ equity	$61,693	$52,472

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue
Net product sales	$16,736	$9,151	$59,669	$31,444
Service revenue	2,822	2,264	8,015	6,707

Total revenue	19,558	11,415	67,684	38,151

Cost of sales
Net product cost of sales	13,414	9,112	50,138	26,545
Service cost of sales	1,515	1,264	4,315	3,779

Total cost of sales	14,929	10,376	54,453	30,324

Gross margin	4,629	1,039	13,231	7,827

Engineering and development expenses	2,034	1,804	5,628	5,125
Selling and marketing expenses	3,048	2,445	8,482	7,050
General and administrative expenses	1,433	1,213	4,163	3,754
Amortization	553	150	853	450
Goodwill impairment loss	4,045	—	4,045	—

Total operating expenses	11,113	5,612	23,171	16,379

Loss from operations	(6,484)	(4,573)	(9,940)	(8,552)

Other income, net	45	70	310	177

Net loss	$(6,439)	$(4,503)	$(9,630)	$(8,375)

Net loss per common share:
Basic	$(0.37)	$(0.34)	$(0.58)	$(0.63)
Diluted	$(0.37)	$(0.34)	$(0.58)	$(0.63)

Weighted average number of common shares outstanding:
Basic	17,280,976	13,304,867	16,511,585	13,292,228
Diluted	17,280,976	13,304,867	16,511,585	13,292,228
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

		Additional		Total
	Common	Paid-In		Stockholders’
	Stock	Capital	Deficit	Equity
Balance at September 30, 2005	$161	$162,034	$(118,403)	$43,792

Comprehensive income:
Net loss for period from October 1, 2005 to June 30, 2006	—	—	(9,630)	(9,630)

Stock based compensation expense	—	671	—	671
Stock options exercised	1	50	—	51
Stock issued in connection with services	—	10	—	10
Stock issued in connection with purchase of business unit	19	5,486	—	5,505
Warrants issued to secure working capital loan	—	356	—	356
Cost associated with the sale of common stock in a private placement	—	(21)	—	(21)

Balance at June 30, 2006	$181	$168,586	$(128,033)	$40,734

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2006	2005
Operating Activities:
Net loss	$(9,630)	$(8,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,298	1,046
Amortization	853	450
Goodwill impairment loss	4,045	—
Provision for inventory obsolescence	474	2,782
Stock based compensation expense	671	—
Common stock issued for services	10	12
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(10,199)	1,819
Inventories	(7,034)	(880)
Prepaid expenses and other assets	(298)	(174)
Trade accounts payable	5,861	(1,352)
Accrued liabilities	1,802	5

Net cash used in operating activities	(12,147)	(4,667)

Investing Activities:
Acquisition of property and equipment	(1,073)	(549)
Acquisition of business unit	(3,895)	—
Proceeds from sale of marketable securities	12,075	1,125
Increase in restricted cash	(2,000)	—

Net cash provided by investing activities	5,107	576

Financing Activities:
Proceeds from working capital line of credit	3,749	—
Expenditures related to the issuance of common stock	(21)	—
Proceeds from the exercise of stock options	51	107

Net cash provided by financing activities	3,779	107

Net decrease in cash and cash equivalents	(3,261)	(3,984)

Cash and cash equivalents, beginning of period	$10,023	$10,227

Cash and cash equivalents, end of period	$6,762	$6,243

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited, dollars in thousands, except share data)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the nine months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2006. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

2.	Earnings Per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share was 17,280,976 and 13,304,867, for the three months ended June 30, 2006 and 2005, respectively. The weighted average number of shares of common stock for the computation of basic and diluted earnings per share was 16,511,585 and 13,292,228, for the nine months ended June 30, 2006 and 2005, respectively.

The shares outstanding used to compute diluted earnings per share for the three months ended June 30, 2006 and 2005 exclude outstanding options and warrants to purchase 192,666 and 110,602 shares of common stock, respectively. The shares outstanding used to compute diluted earnings per share for the nine months ended June 30, 2006 and 2005 exclude outstanding options and warrants to purchase 252,474 and 251,584 shares of common stock, respectively. The options were excluded because their inclusion in the computation would have been antidilutive.

3.	Stock Based Compensation

Effective October 1, 2005, Telular Corporation (the Company) adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (SFAS 123(R)) which requires the cost of all share-based payments, including grants of employee stock options and issuance of warrants, to be recognized in the financial statements based on their fair value. The Company calculates the cost of stock options grants based on their grant date fair value and recognizes these costs over the grant’s vesting period. The fair value of stock options granted and warrants issued is estimated at the grant date or issuance date using a Black-Scholes stock option valuation model. Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of the common stock, a risk-free interest rate, a dividend yield and the expected term of the option. The Company implemented SFAS 123 (R) under the Modified Prospective Transition (MPT) method. Under the MTP method, the cost for awards that were granted prior to, but not vested, as of October 1, 2005, will be recognized in operations over their remaining vesting period.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited, dollars in thousands, except share data)
For the quarters ended June 30, 2006 and 2005, the Company valued stock options granted and warrants issued using the Black-Scholes valuation method with the following assumptions:

	Nine Months Ended June 30,
	2006	2005
Valuation Assumptions:
Volatility	75%	60%
Expected term	4.5 yrs.	5.3 yrs
Risk free interest rate	4.32% - 5.01%	3.8%
Dividend yield	0.0%	0.0%
The Company recognized $221 and $671 of stock-based compensation expense during the three and nine month periods ended June 30, 2006, respectively. Prior to the adoption of SFAS 123(R), the Company accounted for stock based compensation plans using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, Accounting for Stock-Based Compensation, (APB 25). Under APB 25, no compensation expense related to stock options was recognized in operations. As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s loss before income taxes and net loss for the three months ended (and nine months) ended June 30, 2006, are each $221 ($671) lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share of common stock for the three and nine months ended June 30, 2006, are each $0.01 and $0.04 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Had the Company not adopted SFAS 123(R) effective October 1, 2005, there would have been no changes to the cash used in operation and cash provided by financing activities for the nine months ended June 30, 2006.
Had the Company recognized all stock-based compensation expense in the three and nine month periods ended June 30, 2005 based under the fair-value method at the grant date for the stock options, the Company’s pro forma net loss and loss per share would have been as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(4,503)	$(8,375)

Less: stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects, not recorded in net loss as reported	(102)	(727)

Pro forma net loss	$(4,605)	$(9,102)

Net loss per share:
Basic — as reported	$(0.34)	$(0.63)
Basic — pro forma	$(0.35)	$(0.68)

Diluted — as reported	$(0.34)	$(0.63)
Diluted — pro forma	$(0.35)	$(0.68)

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited, dollars in thousands, except share data)
4.	Restricted Cash

On June 30, 2006, the Company had $6,000 of restricted cash. This cash is collateral for a letter of credit granted to the Company’s contract manufacturer in China. The letter of credit expires on September 1, 2006, but is expected to be renewed.

5.	Marketable Securities

The Company has investments in marketable securities consisting of investment-grade instruments as follows:

	June 30,	September 30,
	2006	2005
	(Unaudited)
Corporate bonds	$—	$4,675

Auction rate securities	—	7,400

	$—	$12,075

The Company categorizes its investments in marketable securities as available-for-sale securities. The cost of these securities approximates fair value, therefore, there are no unrealized gains or losses included in accumulated other comprehensive income.

6.	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, as of June 30, 2006 and September 30, 2005 are as follows:

	June 30,	September 30,
	2006	2005
	(Unaudited)
Trade accounts receivable	$21,505	$11,291

Less: allowance for doubtful accounts	200	185

	$21,305	$11,106

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited, dollars in thousands, except share data)
7.	Inventories

The components of inventories consist of the following:

	June 30,	September 30,
	2006	2005
	(Unaudited)
Raw materials	$5,401	$6,703
Finished goods	10,803	4,209

	16,203	10,912

Less: reserve for obsolescence	(1,922)	(3,257)

	$14,282	$7,655

8.	Goodwill and Other Intangibles

Intangible asset data as of June 30, 2006 is as follows:

	Capitalized	Customer		Intangible
	Technology	Relationships	Other	Assets	Goodwill
Net balance at September 30, 2005	$1,650	$—	$—	$1,650	$2,554
Additions	840	3,070	293	4,203	3,534
Amortization expense	(570)	(255)	(28)	(853)	—
Impairment loss	—	—	—	—	(4,045)

Net balance at June 30, 2006	$1,920	$2,815	$265	$5,000	$2,044

September 30, 2005 balance at cost	$3,000	$—	$—	$3,000	$4,896
Acquired intangibles and goodwill	840	3,070	293	4,203	3,534
Accumulated amortization & loss	(1,920)	(255)	(28)	(2,203)	(6,387)

Net balance at June 30, 2006	$1,920	$2,815	$265	$5,000	$2,044

As of June 30, 2006, the Company completed its annual impairment review of goodwill in accordance with Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, (SFAS 142) and determined that all of the goodwill within its Fixed Cellular Phones business segment (FCP) was impaired. Accordingly, the Company recognized a charge of $4,045 in its Consolidated Statements of Operations for the periods ended June 30, 2006. The impaired goodwill included $3,534 of goodwill recorded as a result of the acquisition of the fixed wireless division business of CSI Wireless Inc. in May 2006 (see footnote 14 Business Combination).
The method used by the Company to determine goodwill impairment included determining the fair value of its

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited, dollars in thousands, except share data)
reporting business segments using discounted cash flows. The Company determined that goodwill impairment was limited to FCP and was due to a decline in projected cash flows solely in that segment. FCP has recently experienced substantial growth at the same time that product prices and margins are declining due to increased competition, each unfavorably effecting cash flow.
The following table indicates estimated amortization expense for intangible assets other than goodwill for the years ended:

September 30, 2006	$1,606
September 30, 2007	2,417
September 30, 2008	1,494
September 30, 2009	130
September 30, 2010 and thereafter	206
9.	Line of Credit

On June 27, 2006, the Company entered into a two year Loan and Security Agreement (the “Line of Credit Agreement”) and a Non-Recourse Receivable Purchase Agreement (the “Receivable Purchase Agreement”) with Silicon Valley Bank (SVB). The Line of Credit Agreement provides for a working capital line of credit secured by accounts receivable with borrowings based upon eligible accounts receivable at 80% of their face value. The Receivable Purchase Agreement provides for the sale of accounts receivable to SVB. Each agreement has a credit limit of $10,000 and there is an aggregate credit limit of $15,000 covering borrowings under both agreements. At June 30, 2006, the Company had outstanding borrowings of $3,749 under the Line of Credit Agreement. The Company will repay the loan as receivables are collected. Interest charged under the agreements can vary from SVB’s prime rate to SVB’s prime rate plus 2%.

In connection with the Agreement, the Company issued 320,856 warrants to purchase or convert into the Company’s Common Stock. The warrants are exercisable immediately at $1.87 per share and were valued at $356 using the Black-Scholes pricing model. The value of the warrants has been recorded as a loan origination fee and is being amortized over the term of the agreements.

10.	Commitments

During fiscal year 2002, the Company entered into an agreement with Plexus Services Corporation relating to the manufacturing of circuit card assemblies and final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. As of June 30, 2006, the Company had $371 in open purchase commitments pursuant to this agreement.

During fiscal year 2005, the Company entered into an agreement with Celestica Limited relating to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. As of June 30, 2006, the Company had $7,808 in open purchase commitments pursuant to this agreement.

On April 28, 2006, the Company entered into an agreement with ACT Electronics, Inc. (ACT) under which ACT will provide fulfillment services and manufacture final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. As of June 30, 2006, the Company had $8,963 in open purchase commitments pursuant to this agreement.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited, dollars in thousands, except share data)
11.	Segment and Major Customer Disclosures

Beginning October 1, 2005, the Company adopted a new business strategy which focuses on two distinct segments: Fixed Cellular Phones (FCP) and Fixed Cellular Terminals (FCT). The FCP segment consists of high-volume, low cost fixed cellular phones and the FCT segment consists of feature-rich, high end fixed cellular terminals, including the Telguard family of products and services.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Fixed Cellular Phones	$5,171	$4,863	$38,807	$17,755
Fixed Cellular Terminals	14,387	6,552	28,877	20,396

	$19,558	$11,415	$67,684	$38,151

Net Income (Loss):
Fixed Cellular Phones	$(7,679)	$(3,963)	$(12,724)	$(8,759)
Fixed Cellular Terminals	1,195	(610)	2,784	207

Non-segment other income	45	70	310	177

	$(6,439)	$(4,503)	$(9,630)	$(8,375)

For the three and nine month periods ended June 30, 2006, the Company had five customers that accounted for 73% and 64% of the FCP revenue, respectively. These customers were located in Venezuela (18% and 20%), Mexico (45% and 28%), India (0% and 16%) and South Africa (10% and 0%).
Export sales for the three months ended June 30, 2006 and 2005 were 37% and 54% of total revenues, respectively. Export sales for the nine months ended June 30, 2006 and 2005 were 63% and 57% of total revenues, respectively.
For the three and nine month periods ended June 30, 2006, the Company had one customer that accounted for 41% and 26% of its FCT revenue, respectively. This customer is located in the United States. Additionally, 20% and 28% of the FCT revenues were from transmission services for the three and nine month periods ended June 30, 2006 respectively.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited, dollars in thousands, except share data)
12.	Supplemental Disclosures of Cash Flow Information

	For the Nine Months Ended June 30,
	2006	2005
Supplemental disclosure of cash flow information:
Interest paid	$1	$—
Income taxes paid	$—	$—

Supplemental disclosure of non-cash investing activities:
Common stock issued in connection with acquisition:
1,931,745 shares	$5,505	$—

Supplemental disclosure of non-cash financing activities:
Increase in additional paid-in capital related to warrants issued to secure working capital line of credit: 320,856 warrants	$356	$—
13.	Plant Closing

On June 30, 2006, the Company ceased operations at its Vernon Hills, Illinois facility. This leased facility housed corporate general and administration functions, company-wide purchasing and logistics, sales and marketing functions for both the FCP and FCT segments and manufacturing of FCP and FCT products, including distribution and warehousing activities. The Company is currently investigating new sites for its general and administrative functions, purchasing and logistics and sales and marketing functions and anticipates moving into a new facility no later than February 26, 2007, the date the current lease expires. The manufacturing, distribution and warehouse activities will be moved to the Company’s contract manufacturers located around the world.

14.	Business Combination

On May 8, 2006, the Company acquired substantially all of the assets and assumed certain liabilities relating to the fixed wireless division of CSI Wireless Inc. and CSI Wireless LLC (together, the “Sellers”). The Company believes that this acquisition provides important strategic benefits. As a result of the acquisition, we established a greater presence with key customers in India and Latin America and obtained advanced technology for wireless public telephony. Pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), the Company paid $3,044 in cash and issued 1,931,745 shares of its common stock with a fair value of $5,505 as consideration in the acquisition. In addition the Company incurred $851 in direct costs related to the acquisition and recorded $197 of liabilities in connection with the purchase. Depending on future performance, the Company may be required to issue up to 1,159,047 additional shares of common stock to the Sellers pursuant to an earn-out provision contained in the Purchase Agreement. The purchase will be accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. The Company’s Statements of Operations for the periods ended June 30, 2006 include the results of operations for the purchased assets and liabilities since May 8, 2006.

The preliminary aggregate purchase price was $9,400, consisting of $3,044 of cash, 1,931,745 shares of the Company’s Common Stock valued at $5,505 and direct costs of the acquisition of $851. The fair value of the common stock was determined based on the average market price of the Company’s Common Stock over the

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(Unaudited, dollars in thousands, except share data)
five day period ended two days after the terms of the Purchase Agreement were finalized. The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

May 8, 2006
Inventories	$69
Prepaid expenses and deposits	112
Property and equipment, net	2,349
Licenses	163

Total assets acquired	2,693

Reserve on purchase orders commitments	517
Accured warranty reserve	40
Capital lease obligations	113
Liabilities in connection with the purchase	197

Total liabilities assumed	867

Net assets acquired	$1,826

     The purchase price has been allocated as follows:

Net assets acquired	$1,826
Customer relationships	3,070
Acquired technology	840
Non-compete agreements	130
Goodwill	3,534

$9,400

The following summarized unaudited pro forma financial information for the nine months ended June 30, 2006 and 2005, respectively, assumes the acquisition occurred as of October 1, 2005 and 2004, respectively:

	2006	2005
Net revenues	$84,054	$64,290
Net loss	(12,611)	(9,069)
Basic and diluted net loss per common share	$(0.76)	$(0.60)
The pro forma results include depreciation of property and equipment acquired and the amortization of intangibles acquired and exclude revenues and cost of sales associated with a product and customer relationship not purchased and interest income as a result of the cash paid for the acquisition. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on October 1, 2005, nor are they necessarily indicative of future consolidated results of operations.

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
Addressing the needs of voice, fax, data and security, the Company’s business operations are divided into two distinct segments: Fixed Cellular Phones (FCP) and Fixed Cellular Terminals (FCT). Based upon trends noted from data collected in the industry, such as declining cost for cellular technology and strong demand for FCP’s in key markets such as India, the Company believes that the market for fixed cellular products will experience substantial growth over the next several years.
The Company generates its revenue by making and selling products and providing transmission services to certain customers. It recognizes revenue when its products ship from various manufacturing locations to customers and when it delivers services.
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

The Company believes that the FCP segment would benefit from industry consolidation and is actively pursuing target companies of interest for merger or acquisition. To this end, on May 8, 2006, the Company acquired substantially all of the assets and assumed certain liabilities relating to the fixed wireless division of CSI Wireless Inc. and CSI Wireless LLC. We believe that this acquisition provides important strategic benefits. As a result of the acquisition, we established a greater presence with key customers in India and Latin America and obtained advanced technology for wireless public telephony.
Results of Operations
Third quarter fiscal year 2006 compared to third quarter fiscal year 2005
Net product sales. Net product sales of $16.7 million for the three months ended June 30, 2006, increased 83% compared to the same period last year. Sales of FCP products increased 6%, or $0.3 million, to $5.2 million during the third quarter of fiscal year 2006 compared to the same period of fiscal year 2005. These increases were primarily the result of increased shipments to new and existing customers in Latin America and Africa. Sales of FCT products during the third quarter of fiscal year 2006 of $11.6 million increased 170%, or $7.3 million, over the same period last year primarily as a result of a 394% increase in sales of TELGUARD® products to primarily domestic customers.
Service revenue. Service revenue increased 25% to $2.8 million during the third quarter of fiscal year 2006 from $2.3 million during the same period last year. The increase is primarily the result of the increased services related to TELGUARD® products sold during the third quarter of fiscal year 2006.
Gross margin. Gross margin for the three months ended June 30, 2006 of $4.6 million, or 24% of total revenue, compares to $1.0 million, or 9% of total revenue, for the same period last year. The increase in gross margin as a percentage of total revenue is the result of higher sales volume and an increased mix of TELGUARD® product sales and services.
Engineering and development expenses. Engineering and development expenses of $2.0 million for the three months ended June 30, 2006, increased 13%, or $0.2 million compared to the same period of fiscal year 2005. The increase is due to an increase in outside contract engineering that was used to augment engineering resources, the addition of former CSI employees and due to the recognition of stock based compensation expense.
Selling and marketing expenses. Selling and marketing expenses of $3.0 million for the three months ended June 30, 2006, increased 25% compared to the same period of fiscal year 2005. This increase reflects increased offshore warehouse costs (resulting from increased inventory), increases in compensation costs as a result of recognition of stock based compensation and increases in sales commissions as a result of increased sales volume.
General and administrative expenses. General and administrative expenses of $1.4 million for the three months ended June 30, 2006, increased 18% compared to the same period of fiscal year 2005. This increase was primarily due to the recognition of stock based compensation expense and increased legal expenses related to corporate development activities.
Amortization. Amortization expense of $0.6 million for the three months ended June 30, 2006, increased 269% compared to the same period of fiscal year 2005. This increase was the result of additional amortization associated with the intangible assets purchased in the May 8, 2006 acquisition of the fixed wireless division business of CSI Wireless Inc.
Goodwill impairment loss. Goodwill impairment loss of $4.0 million for the three months ended June 30, 2006, compares to no loss in the same period of fiscal year 2005. This loss in the current year resulted from our annual impairment review of goodwill (see financial statement footnote 8).
Net income (loss). The Company recorded a net loss of ($6.4) million for the third quarter of fiscal year 2006 compared to a net loss of ($4.5) million for the third quarter of fiscal year 2005. The increase in net loss this year is the result of increased operating expenses, including the goodwill impairment loss, partially offset by increased gross margin. Net loss in the third quarter from the FCP segment of ($7.7) million compares to net loss of ($4.0) million last year. Net income in the third quarter from the FCT segment of $1.2 million compares to net loss of ($0.6) million last year.
Net loss per Common Share. Net loss per share of $0.37 for the third quarter of fiscal year 2006 compares to net loss per share of $0.34 for the third quarter of fiscal year 2005.
First nine months fiscal year 2006 compared to first nine months fiscal year 2005
Net Product Sales. Net product sales of $59.7 million for the first nine months of fiscal year 2006 increased 90%, or $28.2 million compared to the same period last year. Sales of FCP products increased 119%, or $21.0 million, to $38.8 million during the first nine months of fiscal year 2006 compared to the same period of fiscal year 2005. This increase was primarily the result of increased shipments to customers in India, Venezuela and Mexico. Sales of FCT products during the first nine months of fiscal year 2006 of $20.9 million increased 52%, or $7.2 million compared to the same period last year. The increase was primarily the result of a 158% increase in the sales of TELGUARD® products to primarily domestic customers.
Service Revenue. Service revenue increased 20% to $8.0 million during the first nine months of fiscal year 2006 from $6.7 million during the same period last year. The increase is primarily the result of the increase in services related to TELGUARD® products sold during the first nine months of fiscal year 2006.
Gross margin. Gross margin for the nine months of fiscal year 2006 was $13.2 million, or 20% of total revenues, compares to $7.8 million, or 21% of total revenues, for the same period last year. The decrease in gross margin as a percentage of total revenues is primarily the result of continuing the Company’s strategy to become a high volume provider of fixed cellular phones.
Engineering and development expenses. Engineering and development expenses increased $0.5 million, or 10% to $5.6 million for the first nine months of fiscal year 2006 compared to the same period last year. The increase is due to an increase in outside contract engineering that was used to augment engineering resources, the addition of former CSI employees and due to the recognition of stock based compensation expense.
Selling and marketing expenses. Selling and marketing expenses of $8.5 million for the first nine months of fiscal year 2006, increased 20%, or $1.4 million compared to the same period of fiscal year 2005. The increase is primarily due to (1) increased billable freight costs (the invoicing of these costs are included in revenues), (2) increased offshore warehouse costs, (3) increased commissions resulting from the higher sales volume, (4) the recognition of stock based compensation expense, offset by (5) reduced travel expenses, (6) elimination of non-recurring recruiting costs and (7) the elimination of certain marketing expenses.
General and administrative expenses. General and administrative expenses of $4.2 million for the first nine months of fiscal year 2006, increased $0.4 million, or 11% compared to the same period of fiscal year 2005. This increase is primarily due to the recognition of stock based compensation expense, increased legal fees related to corporate development activities, offset by the fiscal year 2005 $0.5 million of termination pay under the employment agreement with the Company’s former Chairman and Chief Executive Officer.
Amortization. Amortization expense of $0.9 million for the nine months ended June 30, 2006, increased 90% compared to the same period of fiscal year 2005. This increase was the result of additional amortization associated with the intangible assets purchased in the May 8, 2006 acquisition of the fixed wireless division business of CSI Wireless Inc.
Goodwill impairment loss. Goodwill impairment loss of $4.0 million for the nine months ended June 30, 2006, compares to no loss in the same period of fiscal year 2005. This loss in the current year resulted from our annual impairment review of goodwill (see financial statement footnote 8).

Net income (loss). The Company recorded a net loss of ($9.6) million for the first nine months of fiscal year 2006 compared to net loss of ($8.4) million for the first nine months of fiscal year 2005. The increase in net loss this year is the result of increased operating expenses, including the goodwill impairment loss, partially offset by increased gross margin. A net loss in the first nine months from the FCP segment of ($12.7) million compares to a net loss of ($8.8) million for the first nine months of fiscal year 2005. Net income in the first nine months from the FCT segment of $2.8 million compares to net income of $0.2 million in the corresponding period of last year. The increase is the result of higher sales volume.
Net loss per Common Share. Net loss per share of $0.58 for the first nine months of fiscal year 2006 compares to net loss per share of $0.63 for the first nine months of fiscal year 2005. The decreased net loss per share is primarily the result of increased sales in the both segments.
Financial Position
During fiscal year 2006, the Company has utilized all of its marketable securities investments to fund operating losses, working capital needs, and capital expenditures. Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On June 30, 2006, the Company had $6.8 million of unrestricted cash and cash equivalents and a working capital surplus of $28.1 million.
The Company used $11.9 million of cash in operations during the first nine months of fiscal year 2006 compared to cash used of $4.7 million during the same period of fiscal year 2005. Cash used in operations during the first nine months of fiscal year 2006 includes $2.3 million due to the cash portion of the net loss and $9.7 million due to net unfavorable changes in working capital, primarily from increases in trade accounts receivable and inventories. The increase in trade accounts receivables is the result of higher sales volume. The increase in inventories resulted from unfavorable timing of customer orders to factory orders. The $4.7 million decrease in cash from operations during the first nine months of the prior year included $9.6 million due to the cash portion of the net loss and $4.9 million of favorable changes in working capital, primarily from decreases in trade accounts receivable and inventories.
The FCP segment used $15.1 million of cash in operations during the first nine months of fiscal year 2006, while the FCT segment generated $3.2 million of cash in operations. During the first nine months of fiscal year 2005, the FCP segment used $9.2 million of cash in operations, while the FCT segment generated $0.8 million of cash in operations.
Cash of $4.9 million was generated through investing activities during the first nine months of fiscal year 2006 compared to cash generated from investing activities of $0.6 million during the same period of the prior year, primarily as a result of proceeds for the sale of marketable securities, partially offset by $4.1 million of cash used in the CSI acquisition.
The increase in cash provided by financing activities of $3.7 million this year when compared to last year resulted from borrowings under the line of credit with Silicon Valley Bank (see financial statement footnote 9).
Based upon its current operating plan, the Company believes its existing capital resources, including the line of credit with Silicon Valley Bank, will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the nature of the developing markets targeted by the Company. The Company expects to maintain levels of cash reserves which are required to undertake major product development initiatives and to qualify for large sales opportunities.
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

Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At June 30, 2006 and September 30, 2005, the inventory reserves were $1.9 million and $3.3 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
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
Income Taxes
The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Currently, the Company has significant deferred tax assets principally related to the carryforward of net operating losses. Deferred tax assets are reviewed regularly for recoverability, and when necessary, valuation allowances are established based on historical tax losses, projected future taxable income, and expected timing of reversals of existing temporary differences. Valuation allowances have been provided for all deferred tax assets, as management makes assessments about the realizability of such deferred tax assets. Changes in the Company’s expectations could result in significant adjustments to the valuation allowances, which would significantly impact the Company’s results of operations.
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
The words “estimate”, “project”, “intend”, “expect”, and “believe”, “target” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management’s Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company is not obligated to and expressly disclaims any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Other risks and uncertainties are discussed in Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 which is hereby incorporated by reference.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes regarding the Company’s market risk position from the information provided in its Annual Report on From 10-K for the fiscal year ended September 30, 2005.
The Company may invest available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company has liquidated all of its marketable securities as of June 30, 2006 and has no exposure to market risk fluctuations for these types of investments.
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
During the quarter ended June 30, 2006, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, each promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 6. EXHIBITS
The following documents are filed as Exhibits to this report:

Number	Description	Reference

10.1	Loan and Security Agreement (Working Capital Line of Credit) dated June 27, 2006	Filed herewith

10.2	Non-Recourse Receivable Purchase Agreement dated June 27, 2006	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.
Telular Corporation

Date August 7, 2006	By:	/s/ Michael J. Boyle Michael J. Boyle
President & Chief Executive Officer

Date August 7, 2006		/s/ Jeffrey L. Herrmann Jeffrey L. Herrmann
Executive Vice President, Chief Operating Officer
& Chief Financial Officer

Date August 7, 2006		/s/ Robert Deering Robert Deering
Controller & Chief Accounting Officer

Exhibit Index

Number	Description	Reference

10.1	Loan and Security Agreement (Working Capital Line of Credit) dated June 27, 2006	Filed herewith

10.2	Non-Recourse Receivable Purchase Agreement dated June 27, 2006	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith