Form 10-K
period 2006-09-30
TELULAR CORP
filed 2006-12-12
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006

or

_______TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

(847) 247-9400
(Registrant's telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $.01 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

     As of March 31, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $51,805,565 (based upon the closing sales price of such stock as reported by The NASDAQ Stock Market LLC on such date). The number of shares outstanding of the registrant's Common Stock as of December 1, 2006, the latest practicable date, was 18,067,745 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended September 30, 2006 are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

OVERVIEW

Telular Corporation (Telular or the Company) is focused on global markets that have mature cellular and PCS networks (collectively cellular) that can be utilized for new applications and services that extend the cellular network’s capability. Specifically, Telular designs, develops, distributes and supports products and services that provide expanded connectivity and functionality to cellular networks. These product and service offerings add value to the cellular networks and take advantage of their economics, pervasiveness, convenience and architecture. These products provide the capability to connect alarm panels, telephones, fax machines and data modems directly to cellular networks. Bridging the gap between wireline customer premises equipment and cellular networks, these technologies provide the Company’s products with the “look and feel” of the wireline network, providing critical communications and security needs in a variety of environments. We refer to this concept as Fixed Cellular.

Historically, the principle Fixed Cellular application was analog-based wireless alarm systems in the domestic market and basic phone service in less developed geographies that do not have wireline infrastructure. Telular was an early leader in providing Fixed Cellular Terminals (FCTs) and Fixed Cellular Phones (FCPs) to markets in North America and developing markets around the world. Today Telular has FCTs and FCPs operating in over 130 countries. In nearly every part of the world that has a cellular network, Telular products can be found delivering solutions from basic voice needs to sophisticated machine-to-machine applications.

Telular has roots stretching back to 1986 when it acquired the intellectual property rights for its cellular interface concept and methodology. These patents cover not only circuitry, but also the core concept and principles underlying the use of an intelligent interface device in conjunction with cellular-type transceivers and systems. In the ensuing years, Telular has added to its patent portfolio, and made an acquisition that brought the Company 40 digital cellular engineers. Over the last six years through organic and non-organic growth, the Company became a leading provider of FCPs. Its experience in the FCP business brought the Company extensive experience in digital cellular technology, world-class volume manufacturing and global distribution. These assets have successfully been brought to bear in our FCT segment for our digital TELGUARD® strategy.

COMPANY STRATEGY

Strategically, Telular is focused on key growth segments in both FCP and FCT markets that have potential for product differentiation, higher margins and sustainable economics. The Company is organized around two reporting segments FCT and FCP. Today we are focusing additional resources on the FCT business where the introduction of digital TELGUARD products drove FCT sales beyond FCP sales for the first time in recent history in the third and fourth quarters of fiscal year 2006.

The FCT market is primarily in North and South America and consists of a number of vertical applications ranging from wireless residential and commercial alarm systems addressed by TELGUARD to internet access provided by PHONCELL® FCT’s. The FCT market is addressed primarily through indirect channels consisting of distributors, representatives and agents with in-house sales and customer support teams.

The FCP market is prevalent in countries outside of North America with low fixed line penetration. Cellular carriers offering services in these markets are price driven as they target residential and small business markets where equipment subsidies are often used to reach the requisite end user price points. Historically, the FCP market has been extremely competitive, and we are adapting to such conditions by differentiating our products and leveraging our manufacturing and distribution. We pursue the FCP market through direct sales and localized distribution support to a tightly focused set of wireless network operators with high volume potential.

For financial information relating to Telular’s segments, see “Note 13. Segment Reporting” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K. For financial information about geographic areas, see “Note

14. Major Customers” and “Note 15. Export Sales” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K.

TARGET MARKETS AND PRODUCT APPLICATIONS

We currently focus our FCT sales efforts in North and South America and we plan to expand into Australia and Europe by 2008. Our largest target markets for FCPs are El Salvador, Guatemala, Mexico, India, South Africa and Venezuela.

The following describes the primary applications of our products.

For FCT's:

  Wireless Security
  Internet Access
  Least Cost Routing (LCR)
  Machine-to-Machine

For FCPs:

  Wireless Basic Telephone Services
  Cellular Public Phones

Wireless Security
Most security systems rely on wireline telecommunication services to communicate alarm events. However, wireline service can be rendered inoperative for many reasons, including weather, accidents and intentionally cut telephone lines. TELGUARD FCTs provide for a reliable and cost effective substitute for and/or backup of wireline service by communicating alarm signals over cellular networks of monitoring stations.

Internet Access
Commercial and residential consumers use FCT's for internet and other data applications. This market formed as a result of limited availability of wired broadband services in certain international markets and rural areas of the United States.

Least Cost Routing
Least Cost Routing (LCR) is the process of routing calls according to the most favorable tariff rates. An FCT with intelligent capability connected to an enterprise-based Private Bank Exchange (PBX) system routes calls to the wireless network in situations where routing provides a lower cost. Savings occur when the call is processed on a wireless-to- wireless basis, eliminating an interconnection fee that is charged on calls that originate on a wireline system and terminate on a cellular system.

Machine-to-Machine
There are many industries that rely on the continual monitoring of flow rates, pressure readings and, in the railway service, the monitoring of switches that govern the flow and direction of traffic over their railways. Our FCT’s provide connectivity to these devices in areas where wireline services are not available or a desired choice.

Wireless Basic Telephone Service
Wireless basic telephone service, also referred to as Wireless Local Loop (WLL), provides primary telephone service where wireline systems are unavailable, unreliable or just not economical. WLL is typically deployed in rural areas of developed nations and in developing nations where there is inadequate wireline infrastructure. PHONECELL FCPs reside in homes and businesses and connect to the cellular network, thus completing the last mile of the WLL system.

Cellular Public Phones
Public Calling Offices (PCOs) are businesses dedicated to providing communications services where people cannot afford a phone, but can afford to make a call. PHONECELL FCPs provide a connection to the outside world and PCO proprietors charge customers for making calls based on the length of the call and the destination. Our specialized PCO phones include technology that can update rate tables inside deployed FCPs over the air when tariff changes occur.

TECHNOLOGY

Core Technology

Integral to our ability to deliver product innovations is technology defining an intelligent interface enabling ordinary telecommunications equipment to operate on standard cellular networks. Bridging the gap between wireline customer premises equipment and cellular networks, the intelligent interface provides Telular’s products with the “look and feel” of the wireline network, providing critical communications and security needs in a variety of environments. The lack of dial tone on the cellular network is a key difference from the wireline network. The generation of a standard dial tone, along with off-hook signal detection and other common wireline signals, are key benefits provided by our products.

RESEARCH AND DEVELOPMENT AND PRODUCT LINES

Our underlying value proposition is in the intelligent interface that brings the application together with the wireless access network. Surrounding that essential premise is our ability to innovate and integrate basic necessities such as voice, fax, data and security into our products. Telular has built a core competency in applications on both GSM and CDMA networks. We have the ability to utilize in-house radio design or third-party radio modules to fit our needs.

Applications and solutions will be our continued focus. Because our products operate on a coordinated basis with wireless networks, Telular plays a key role in responding to the customized needs of our carrier customers. Our research and development staff is designing, building and testing applications that are specific to key customers and vertical markets.

Our experience with various technology platforms has allowed us the flexibility to adapt to changing network deployments with cost reduced products meeting customer needs in a variety of markets. An example is our development of a digital product for the security application allowing alarm system customers to migrate from analog to digital networks. We also have developed solutions that lock units to specific areas of the network to facilitate mobile/fixed differentiation by a service provider.

Research and development activities sponsored by the Company for the years ended September 30, 2006, 2005 and 2004, were $4,963,000, $5,179,000 and $7,042,000, respectively, and are included in engineering and development expense. There are no customer sponsored research and development activities included in any of those years.

The following, details areas of product delivery and research during fiscal year 2006 and anticipated in fiscal year 2007.

TELGUARD TERMINALS - Telular’s engineering team continues to expand the TELGUARD digital product portfolio by addressing the growing demand and technology changes in the electronics security market. Because network operators in the United States are not required to support the analog service beyond 2008, we have continued our investment in the design and development of GSM-based TELGUARD Digital products. Prior to fiscal year 2006, using new technology platforms we successfully introduced the UL Listed TELGUARD TG-7 and TG-8 models for commercial, financial, retail and government markets. In fiscal year 2006, using these products’ technology platform we have designed and developed the TELGUARD TG-4 and TG-1 models for small business, home office and residential markets.

In fiscal year 2007, we plan to introduce TELGUARD TG-9 which will serve broader segments of the residential and machine-to-machine markets. Also in 2007, we expect to begin incorporating TCP/IP technology into selected TELGUARD products and introduce TG-11 for OEM markets.

OTHER TERMINALS – FCT's built for data, LCR, internet and telemetry services are currently packaged with GSM/GPRS and CDMA2000® 1x radio technology. In fiscal year 2007, we expect to launch a new line of FCT's called SX7T which include 3G radio technologies (HSDPA and EVDO). These radio technologies will take advantage of the cellular network evolution to those standards that offer high speed data for improved internet access and Voice Over Internet Protocol (VOIP).

FCPs for GSM – Development focus for GSM FCPs during fiscal year 2006 was on support of the PHONECELL SX6P GSM product line. The expectation for fiscal year 2007 is the launch of the PHONECELL SX7P GSM product line, consisting of phone models that better support PCO and WLL markets.

FCPs for CDMA – The CDMA FCP investment strategy during fiscal year 2006 was the introduction of a low cost PHONECELL SX6P CDMA product at a significant cost reduction to predecessor models. The expectation for fiscal year 2007 is that the costs of the PHONECELL SX6P CDMA product line will be reduced.

SALES, MARKETING SERVICE AND SUPPORT

Domestic Sales in the United States

The domestic market has traditionally been characterized by vertical market sales using our TELGUARD and PHONECELL FCT products. In the United States, Telular markets both products through its sales group in Atlanta, Georgia. TELGUARD customers are security system installation companies and security system distributors and dealers that the Company sells to on a direct basis. The Company also utilizes a significant number of manufacturer’s representatives to manage over 2,500 customer relationships. PHONECELL FCT customers are the large cellular carriers and dealers and VARs dedicated to niche market applications that the Company sells to on a direct basis.

International Sales

Telular believes that international coverage coupled with “feet-on-the-street” is crucial to generate new international sales. Our global sales and marketing teams comprise industry professionals with many years experience in the wireless industry. To cover key markets such as Africa, Asia, Europe, Latin America and the Middle East we have established regional sales offices in Delhi, India; Johannesburg, South Africa; Mexico City, Mexico; Miami, Florida; and Singapore, Singapore. These markets include significant cellular carrier customers in countries such as El Salvador, Guatemala, India, Mexico, South Africa and Venezuela. In addition, Telular has built strong relationships with distributors and value-added resellers in a number of markets. We believe that our ability to provide on-site customer technical assistance and support is a key competitive advantage for us, and each of our regional offices is staffed to provide this important service.

Service and Support

Telular believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the cellular telecommunications equipment industry. Telular offers warranty and repair service for its products through three primary methods: (1) advance replacement kits shipped with orders, (2) in-house service and technical support technicians and engineers at its Hauppauge, New York facility, as well as at regional sales offices, and (3) authorized third-party service centers in various regions of the world.

QUALCOMM RELATIONSHIP

In April 2003, Telular entered into a CDMA Subscriber Unit License Agreement with QUALCOMM Incorporated (QUALCOMM). Under the terms of the license, Telular has been granted a worldwide and nonexclusive license to make (and have made), import and use subscriber units for Fixed Cellular using QUALCOMM’s Intellectual Property. Telular has also entered into a Software Agreement, which gives us access to QUALCOMM’s proprietary software, and a Manufacturing and Supply Agreement, which allows Telular to purchase integrated circuits manufactured by QUALCOMM. Under the terms of the license, Telular has granted QUALCOMM a worldwide and nonexclusive limited license to Telular’s Intellectual Property for specific products.

MANUFACTURING

Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China, Mexico and the United States make our products and test them with proprietary testing equipment that we make. We also write manufacturing procedures and conduct comprehensive quality control and quality assurance surveillance during the manufacturing process. Quality programs are a high priority at Telular and our contract manufacturers are ISO 9001:2000 certified. Telular also contracts with a variety of suppliers to buy several critical components of its products, including certain cellular transceivers.

EXECUTIVE OFFICERS

The executive officers of Telular and their ages as of December 2, 2005 are as follows:

Name	Age	Position
Michael J. Boyle	61	President,Chief Executive Officer and Director
Daniel D. Giacopelli	48	Executive Vice President and Chief Technology Officer
Jeffrey L. Herrmann	41	Executive Vice President, Chief Operating Officer,
		Chief Financial Officer and Secretary
George S. Brody	51	Senior Vice President, Telguard
Robert L. Deering	48	Controller, Treasurer and Chief Accounting Officer

Michael J. Boyle has served as a director and President, CEO of the Company since August 1, 2005. From May 2003 to July 2005, Mr. Boyle was a consultant. From December 2001 to May 2003, Mr. Boyle was President and CEO of a start up software company in the pre-paid wireless industry. From October 1999 to December 2001, Mr. Boyle was President and CEO of Elcotel, Inc. From January 1998 to September 1999, Mr. Boyle was President and CEO of Phoenix Wireless Group, Inc. Prior to that, Mr. Boyle was General Manager of divisions of IBM/ROLM and Bell & Howell Group.

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

EMPLOYEES

The Company has 123 employees, of which 43% are in sales and marketing, 11% in manufacturing support, 35% in engineering and product development and 11% in finance and administration. None of the Company’s employees are represented by organized labor.

COMPETITION

The Fixed Cellular industry consists of domestic and international equipment companies, including Ericsson Radio Systems AB, Huawei Technologies Co., Ltd., LG Electronics, ZTE Corporation, Axesstel, Inc., Honeywell International Inc., Tyco International Ltd. and Numerex Corporation.

Telular has granted a license for its patents to Ericsson Radio Systems AB and currently faces competition for FCT sales from Ericsson Radio Systems AB.

Telular believes its advantages over the competition include:

Better focus/commitment –Telular’s only business is FCP’s and FCT’s. Many of our largest FCP competitors sell equipment in support of their primary focus which is selling cellular network equipment.

More experience – Telular has been in the Fixed Cellular business for 20 years. We have deployed FCP’s and/or FCT’s in more than 130 countries worldwide, reflecting the quality, reliability and innovation of our products.

Broader product line – Telular offers products that operate on the world’s major cellular air-interface standards and is developing products for next-generation networks. Telular offers both FCT and FCP type products and an expanding portfolio of application specific products.

Service and support – Telular provides customers with comprehensive product service and support. It is our commitment to providing superior quality and service that differentiates us from our competition. We provide on-site technical support for products and applications using our regional sales and support offices. In addition, we are staffed to dispatch field support engineers from our Hauppauge, New York facility to support the regional offices.

PATENTS, LICENSES AND OTHER INTELLECTUAL PROPERTY

With respect to its interface technology, Telular currently has 25 issued patents and 5 pending patent applications in the United States, as well as 9 foreign patents and 3 pending foreign patent applications. Telular has successfully defended some of its patents in court.

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

During 2004, Telular was granted two broad-ranging patents (US Patent Nos. 6,775,522 and 6,785,517 ) that cover the connection of landline phones through a cellular interface to cellular radio transceivers by means of premises wiring, thus enabling true Wireline Replacement. While the new patents build on the original 096 Patent, they are independent patents that will continue to be in effect despite the expiration of the 096 Patent in the United States.

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

In 1999, Telular was granted US Patent No. 5,946,616 (the 616 Patent) entitled “Concurrent Wireless/Landline Interface Apparatus and Method”. This patent includes claims that incorporate the intelligent interface of the 096 Patent with additional structure permitting the easy adaptation of an unused telephone line as a cellular line for use throughout the wired facility. In 2006, Telular was granted US Patent No. 7,089,034 (the 034 Patent) which was a continuation to the 616 Patent. The 034 Patent grants additional protection to an interface apparatus.

In 2000, US Patent No. 6,035,220 was granted to Telular entitled “Method of Determining End-of-Dialing for Cellular Interface Coupling a Standard Telephone to the Cellular Network.” This patent is an improvement to the interface of the 096 Patent and claims a novel system for recalling previously valid numbers to accelerate the generation of a “SEND” signal.

In 2001, Telular was issued US Patent No. 6,324,410 entitled “Method and Apparatus for Interfacing a FCT to the Extension Side of a PBX/PABX”. This patent claims a fixed cellular terminal incorporating the 096 patented cellular interface used with adapting means for coupling to a PBX/PABX.

In 2003, Telular was issued US Patent No. 6,615,056 entitled “Method and Apparatus to Protect Fixed Wireless Terminals from Foreign Voltage at the Tip and Ring Connector”. This patent builds upon the 096 Patent and provides means for protecting a fixed wireless device from foreign voltage associated with tip and ring lines.

In 2004, Telular obtained US Patent No. 6,778,824 entitled “Apparatus for Wirelessly-Coupling a Bluetooth Wireless Cellular Mobile Handset to a Docking Station for Connecting a Standard Telephone Set to the Cellular Network.” Bluetooth technology is a worldwide specification for a small-form factor, low-cost radio solution that provides links between mobile computers, mobile phones, other portable handheld devices, and connectivity to the Internet. Telular’s invention covers the combination of coupling a Bluetooth-enabled mobile phone to a landline telephone utilizing a docking station for a Bluetooth-enabled transceiver or a Bluetooth-enabled fixed cellular terminal. In 2006, Telular was granted two continuation patents, US Patent Nos. 6,024,189 and 7,069,006. These continuation patents expand Telular’s use and protection of Bluetooth technology for a docking station connecting a standard telephone set to a cellular network.

Also in 2004, Telular was issued US Patent No. 6,825,762 entitled “Device for Directing a Premises Alarm Panel to a backup Radio Network upon Detection of Use of the PSTN by Another Premises Device.” This patent claims the use of a backup radio transceiver for transmission of alarm signals to a central alarm station over a radio network, especially when the PSTN line is occupied.

In 2005, Telular was issued US Patent No. 6,973,165 entitled “Method and Apparatus for Improving Premises-Line Call Availability in an Alarm System.” The patent claims the use of tonal signals to indicate to a user that the PSTN line is in use by the alarm panel and will further notify the user when the PSTN connection is available for use.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following is a list of properties that Telular leases:

			Lease Dates		Square	Renewal
	Functions	Location	Commencement	Termination	Footage	Options
Corporate Headquarters - ending February 2007	Sales, marketing, operations administration, finance and general administrations	Vernon Hills, Illinois	January 1997	February 2007	72,000	No

Corporate Headquarters - beginning February 2007	Sales, marketing, operations administration, finance and general administrations	Chicago, Illinois	February 2007	February 2014	11,700	No

Engineering Center	Deskphone, terminals and Telguard product research and development	Hauppauge, New York	October 2002	October 2007	20,000	Yes

Terminal and Security Products Operations	Sales, marketing, operations and general administration for the FCT segment	Atlanta, Georgia	March 2004	February 2008	7,700	No

Domestic Sales Office	Sales	Weston, Florida	October 1999	December 2009	1,700	Yes

International Sales Office	Sales	Singapore, Singapore	December 2006	November 2009	1,700	No

Research and Development	Deskphone, terminals and Telguard product research and development	Sunnyvale, California	September 2006	month-to-month	400	No

Research and Development	Deskphone, terminals and Telguard	Alberta, Calgary, Canada	Septemebr 2006	September 2011	550	No

The Company’s Vernon Hills, Illinois lease terminates in February 2007, at which time Telular will relocate its corporate headquarters to Chicago, Illinois.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

The Company’s Common Stock trades publicly on the NASDAQ National Market System under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 2006, 2005 and 2004, as reported by NASDAQ. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	QUARTER ENDED DURING FISCAL YEAR 2006
	December 31	March 31	June 30	September 30
High	$4.15	$3.74	$3.30	$2.48
Low	$2.94	$2.96	$1.71	$1.73

	QUARTER ENDED DURING FISCAL YEAR 2005
	December 31	March 31	June 30	September 30
High	$11.70	$8.86	$6.59	$5.10
Low	$6.16	$5.13	$2.52	$2.63

	QUARTER ENDED DURING FISCAL YEAR 2004
	December 31	March 31	June 30	September 30
High	$7.90	$18.75	$16.10	$10.55
Low	$4.50	$6.15	$6.95	$4.17

On December 1, 2006, there were approximately 270 shareholders of record, approximately 4,384 beneficial shareholders and 18,067,745 shares of Common Stock outstanding. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table is a summary of certain condensed statement of operations and balance sheet information of the Company. The table lists historical financial data of the Company for the fiscal years ended September 30, 2006, 2005, 2004, 2003 and 2002. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing in Item 8 of this report.

	Year ended September 30,
	(In thousands, except share data)

	2006	2005	2004	2003	2002
Statement of operations data:
Net products sales	$81,565	$42,867	$67,873	$55,652	$51,914
Service revenue	11,144	9,095	7,889	7,322	6,493
Royalty revenue	391	473	197	-	268
Total revenues	93,100	52,435	75,959	62,974	58,675
Cost of sales	74,644	41,654	54,757	45,299	42,196
Gross margin	18,456	10,781	21,202	17,675	16,479
Operating expenses	30,647	21,947	21,923	21,256	19,374
Loss from operations	(12,191)	(11,166)	(721)	(3,581)	(2,895)
Net other income (expense)	373	284	18	(324)	(114)
Net loss	$(11,818)	$(10,882)	$(703)	$(3,905)	$(3,009)

Loss applicable to common shares	$(11,818)	$(10,882)	$(703)	$(3,905)	$(3,009)
Basic loss per common share	$(0.70)	$(0.81)	$(0.05)	$(0.30)	$(0.23)
Diluted loss per common share	$(0.70)	$(0.81)	$(0.05)	$(0.30)	$(0.23)

As of September 30 - balance sheet data:
Working capital	$27,461	$36,512	$36,814	$34,578	$40,187
Total assets	57,937	53,499	54,366	52,861	61,825
Current loans payable	3,313	-	-	-	3,789
Stockholders' equity	38,812	43,792	44,801	43,510	46,747

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

Telular Corporation (Telular or the Company) is focused on global markets that have mature cellular and PCS networks (collectively cellular) that can be utilized for new applications and services that extend the cellular network’s capability. Specifically, Telular designs, develops, distributes and supports products and services that provide expanded connectivity and functionality to cellular networks. These product and service offerings add value to the cellular networks and take advantage of their economics, pervasiveness, convenience and architecture. These products provide the capability to connect alarm panels, telephones, fax machines and data modems directly to cellular networks. Bridging the gap between wireline customer premises equipment and cellular networks, these technologies provide the Company’s products with the “look and feel” of the wireline network, providing critical communications and security needs in a variety of environments. We refer to this concept as “Fixed Cellular.”

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

  The cost of cellular airtime rates to consumers
  The cost of cellular equipment technology and components
  The capabilities of deployed cellular systems
  Consumer attitudes toward cellular technology
  Competitive and substitute products in the market place
  Global economic conditions and economic conditions in key markets for Fixed Wireless
  Telephony regulation in key markets for Fixed Wireless

Based upon trends noted from data collected in the above areas, such as improved economic conditions in Latin America and substantial growth in the adoption of Fixed Wireless in Asia and the United States, the Company believes that the market for Fixed Cellular will experience substantial growth over the next five years (See OUTLOOK below).

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

OVERVIEW

The Company operates two businesses organized into separate reporting segments: Fixed Cellular Phones (FCP) and Fixed Cellular Terminals (FCT). During most of fiscal year 2006, resources were divided in favor of the FCP business as the Company sought to rapidly grow FCPs market share position. However, as interest rates rose throughout the year and increased competition pushed prices to near break even gross margin levels in key FCP markets near the end of the third fiscal quarter, the Company began to place additional emphasis on the FCT business which began to grow rapidly in the third quarter. As we begin fiscal year 2007, we are focusing additional resources on the FCT business where the introduction of TELGUARD digital products drove FCT sales above FCP sales for the first time in recent history in the third and fourth quarters of fiscal year 2006.

The FCT market is primarily in North and South America and consists of a number of vertical applications ranging from wireless residential and commercial alarm systems addressed by TELGUARD to internet access provided by PHONCELL FCT’s. The FCT market is addressed primarily through indirect channels consisting of distributors, representatives and agents along with in house sales and customer support teams.

The FCP market is prevalent in countries outside of North America with low fixed line penetration. Cellular carriers offering services in this market are price driven as they target residential and small business markets where equipment subsidies are often used to reach the requisite end user price points. The FCP market is extremely competitive and we are adapting to such conditions by differentiating our products. We pursue the FCP market through direct sales and localized distribution support to a tightly focused set of wireless network operators with high volume potential.

For financial information relating to Telular’s segments, see “Note 13. Segment Reporting” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K. For financial information about geographic areas, see “Note 14. Major Customers” and “Note 15. Export Sales” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K.

We currently focus our FCT sales efforts in North and South America and we plan to expand into Australia and Europe by 2008. Our largest target markets for FCPs are El Salvador, Guatemala, Mexico, India, South Africa and Venezuela.

The Company believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, rapid time-to-market with new products, and superior “in market” customer support. Current product lines deploy the major worldwide cellular air interface standards: GSM/GPRS and CDMA 2000 1x. Research and development activities sponsored by the Company for the years ended September 30, 2006 and 2005 were $4,963,000 and $5,179,000, respectively.

Telular’s engineering team continues to expand the TELGUARD digital product portfolio by addressing the growing demand and technology changes in the electronics security market. In fiscal year 2006, we have designed and developed the TELGUARD TG-4 and TG-1 models for small business, home office and residential markets.

Development focus for GSM FCPs during fiscal year 2006 was on support of the PHONECELL SX6P GSM product line. The CDMA FCP investment strategy during fiscal year 2006 was the introduction of a low cost PHONECELL SX6P CDMA product at a significant cost reduction to predecessor models.

Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China, Mexico and the United States make and test all phone and terminal products.

The Fixed Cellular industry consists of domestic and international equipment companies, including Ericsson Radio Systems AB, Huawei Technologies Co., Ltd., LG Electronics, ZTE Corporation, Axesstel, Inc., Honeywell International Inc., Tyco International Ltd. and Numerex Corporation.

Telular has granted a license for its patents to Ericsson Radio Systems AB and currently faces competition for FCT sales from Ericsson.

With respect to its interface technology, the Company currently has 25 issued patents and 5 pending patent applications in the United States, as well as 9 foreign patents and 3 pending foreign patent applications. The Company has successfully defended some of its patents in court.

RESULTS OF OPERATIONS

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Product Sales. Net product sales increased 90%, or $38.7 million to $81.6 million for the fiscal year ended September 30, 2006 from $42.8 million for the prior year.

TELGUARD Terminal Products. The sale of TELGUARD products increased 232% to $21.6 million during the fiscal year 2006 compared to sales of $6.5 million during fiscal year 2005. This increase is due primarily to significant increase in sales volume due to increased market penetration resulting from the introduction of lower cost TELGUARD digital products.
Terminal Products (exclusive of TELGUARD products). Sales of terminal products of $11.9 million decreased 5% from $12.5 million during the fiscal year of 2006. This change was due to a decrease in sales volume partially offset by increased average selling price due to product mix.
Phone Products. Sales of phone products of $48.1 million increased 102% from $23.8 million during the fiscal year 2006. The increase was due to a 272% increase in volume, though at a 40% decrease in the average selling price per unit. Sales were higher most notably in both the Asia/Middle East (AME) and the Central America/Latin America (CALA) regions.

Service Revenue. Service revenue (FCT segment) increased 23% to $11.1 million for fiscal year 2006 from $9.1 million in the prior year. The increase is the result of the activation of additional TELGUARD units sold during the year.

Royalty Revenue. Royalty revenue (FCP segment) decreased to $0.4 million for the fiscal year 2006 from $0.5 million in the prior year. The decrease is the result of decreased royalties from Ericsson Radio Systems AB, a licensee of the Company’s technology.

Cost of Sales. Total cost of sales increased 79% or $32.9 million to $74.6 million for the fiscal year 2006 from $41.7 million for fiscal year 2005. Net product cost of sales of $68.7 million increased 88% during fiscal year 2006 from $36.5 million in the prior year. The increase is due to higher sales volume and product mix. Service cost of sales increased 16% to $5.9 million during fiscal year 2006 from $5.1 million in the prior year.

Engineering and Development Expenses. Engineering and development expenses of $7.6 million for fiscal year 2006 increased 9% or $0.6 million compared to fiscal year 2005. The increase is due primarily to recognition of stock based compensation expense and the utilization of contract engineering services, partially offset by the reduction in payroll expenses as a result of a reduction in personnel. Engineering and development expenses are 8% of total revenue for fiscal year 2006 compared to 13% for fiscal year 2005.

Selling and Marketing Expenses. Selling and marketing expenses of $11.7 million for fiscal year 2006, increased 23%, or $2.2 million from fiscal year 2005. This increase is due primarily to increases in commission expense, both for internal sales representatives and independent agents, as a result of the increased sales; recognition of stock based compensation expense and an increase in customer freight. Selling and marketing expenses are 13% of total revenue for the fiscal year 2006 and 18% of total revenue for fiscal year 2005.

General and Administrative Expenses (G&A). G&A for fiscal year 2006 increased 18% to $5.8 million from $4.9 million for fiscal year 2005. The increase consists primarily of professional fees related to corporate development activities and temporary consultants, recognition of stock based compensation expense, an increase in the allowance for bad debts and costs associated with the cessation of manufacturing operations at the Company’s headquarters. G&A expenses are 6% of total revenue for the fiscal year 2006 and 9% of total revenue for the fiscal year 2005.

Amortization. Amortization expense for fiscal year 2006 increased 168% or $1.0 million compared to amortization expense for the prior year. This increase is a result of the amortization of intangible assets recorded in the purchase of the fixed wireless division of CSI Wireless, Inc.

Goodwill Impairment. The Company completed its annual impairment review of goodwill and determined that all of the goodwill within its FCP segment was impaired. Accordingly, the Company recognized a charge of $4.0 million in fiscal year 2006. There was no similar charge for the prior year.

Other Income. Other income for fiscal year 2006 increased by $0.1 million over fiscal year 2005. The increase was primarily due to income derived from an insurance settlement of a claim from 2001.

Income Taxes. The Company recorded no income tax benefit for both fiscal years 2006 and 2005 due to the uncertainty of the realizability of its deferred tax assets.

Net Loss. The Company recorded a net loss of $11.8 million or $.70 per share for fiscal year 2006 compared to a net loss of $10.9 million or $.81 per share for fiscal year 2005. The increase in the net loss is due primarily to the following: goodwill impairment, $4.0 million, additional intangible amortization, $1.0 million, recognition of stock based compensation expense not recorded in the prior year, $0.9 million, and increases in operational expenses. The net loss was partially offset by increased gross margin due to higher sales volume.

Fiscal Year 2005 Compared to Fiscal Year 2004

Net Product Sales. Net product sales decreased 37%, or $25.0 million to $42.8 million for the fiscal year ended September 30, 2005, down from $67.9 million for the prior year.

TELGUARD Terminal Products. Sales of TELGUARD products increased 6% to $6.5 million during fiscal year 2005 compared to sales of $6.2 million during fiscal year 2004. This increase is due primarily to a 39% increase in sales volume.

Terminal Products (exclusive of TELGUARD). Sales of terminal products of $12.5 million decreased 23% from $16.1 million during fiscal year 2005. Though the number of units sold increased 11% over the prior year, the average selling price per unit decreased 30%; resulting in the net decrease from fiscal year 2004 to 2005. This decrease was most notable in our AME and CALA regions.

Phone Products. Sales of phone products of $23.8 million decreased 48% from $45.6 million during the fiscal year of 2005. This decrease was due to a 30% decrease in number of units sold and a 25% lower average selling price per unit, most notably in CALA region where our customers experienced fewer end-user sales of our products.

Service Revenue. Service revenue (FCT segment) increased 15% to $9.1 million for fiscal year 2005, up from $7.9 million in the prior year. The increase is the result primarily of the activation of additional TELGUARD units sold during the fiscal year.

Royalty Revenue. Royalty revenue (FCP segment) increased to $0.5 million for fiscal year 2005, up from $.2 million in the prior year. The increase is the result primarily of increased royalties from Ericsson Radio Systems AB.

Cost of Sales. Total cost of sales decreased 24% or $13.1 million to $41.7 million for fiscal year 2005 from $54.8 million for fiscal year 2004. Net product cost of sales of $36.5 million decreased 27% during fiscal year 2005 from $50.0 million in the prior year. The decrease is due principally to the lower sales volume. Service cost of sales increased 9% to $5.1 million during fiscal year 2005 from $4.7 million in the prior year.

Engineering and Development Expenses. Engineering and development expenses of $7.0 million for fiscal year 2005, decreased 7% or $0.5 million compared to fiscal year 2004. The decrease is due to a reduction in outside contract engineering that was used in the prior year to augment engineering resources. Engineering and development expenses are 13% of total revenue for fiscal year 2005 compared to 10% for fiscal year 2004.

Selling and Marketing Expenses. Selling and marketing expenses of $9.5 million for fiscal year 2005 increased 2%, or $0.2 million from fiscal year 2004. The increase is due to the addition of international sales personnel and additional travel in the CALA and Europe, Middle East and Africa (EMEA) regions. Selling and marketing expenses are 18% of total revenue for fiscal year 2005 and 12% of total revenue for fiscal years 2004.

General and Administrative Expenses (G&A). G&A for fiscal year 2005 increased 8% to $4.9 million from $4.5 million for fiscal year 2004. The increase consists primarily of professional fees related to internal control testing in accordance with the Sarbanes-Oxley Act of 2002 and executive recruitment fees. G&A expenses are 9% of total revenue for fiscal year 2005 and 6% of total revenue for fiscal year 2004.

Other Income (Expense). Other income for fiscal year 2005 increased by $0.3 million compared to other expense for fiscal year 2004. The increase consists primarily of interest income from investments.

Income Taxes. The Company recorded no income tax benefit due to the uncertainty of the realizability of its deferred tax asset for both fiscal years 2005 and 2004.

Net Loss. The Company recorded a net loss of $10.9 million or $0.81 per share for fiscal year 2005 compared to a net loss of $0.7 million or $0.05 per share for fiscal year 2004. The increase in the net loss is primarily the result of lower sales volume.

LIQUIDITY AND CAPITAL RESOURCES

Management regularly reviews net working capital and available borrowings in addition to its cash and cash equivalent balance to determine if it has enough cash to operate the business. On September 30, 2006, the Company had cash and cash equivalents of $6.8 million and net working capital of $27.5 million, compared to cash and cash equivalents of $10.0 million and net working capital of $36.5 million a year earlier. During fiscal year 2006, the Company liquidated into cash and cash equivalents all of the $4.0 million of restricted cash and $12.1 million of marketable securities it held on September 30, 2005. Additionally during 2006, the Company entered into a two year Loan and Security Agreement and a Non-Resource Receivable Purchase Agreement with SVB Silicon Valley Bank (SVB) that provides an aggregate working capital line of credit up to $15 million. Management expects trade accounts receivable and inventory to turn into cash in short periods of time. As such, given the level of cash and cash equivalents, trade accounts receivable, inventory and available borrowings, management believes the Company has adequate resources to fund current and planned operations.

The Company used $17.7 million of cash from operating activities during fiscal year 2006 compared to $5.1 million during fiscal year 2005. The cash used in operating activities is primarily the result of $13.4 million increase in trade accounts receivable due to increased sales volume and $4.7 million increase in inventory to support the increased sales volume.

Investing activities generated cash totaling $11.1 million during fiscal year 2006, whereas in fiscal year 2005, $5.0 million of cash was used. Fiscal year 2006 investing activities included: capital spending for test equipment of $1.1 million compared to $1.4 million during the prior year, cash used for the purchase of the fixed wireless division of CSI Wireless, Inc. of $3.9 million, cash generated by the sale of marketable securities of $12.1 million and $4.0 million of cash generated by the termination of the letter of credit that was established last fiscal year for our contract manufacturer in China.

Financing activities generated $3.3 million of cash during fiscal year 2006 compared to $9.9 million of cash generated during fiscal year 2005. The fiscal year 2006 amount consists primarily of the funds borrowed from SVB. The amount generated in fiscal year 2005 consists of proceeds from the Common Stock issued and stock options exercised.

The Company generally requires its foreign customers to prepay, obtain letters of credit or to qualify for export credit insurance underwritten by third party credit insurance companies prior to making international shipments. Also, to mitigate the effects of currency fluctuations on the Company’s results of operations, the Company conducts all of its international transactions in US dollars.

The following table sets forth our total contractual cash obligations as of September 30, 2006:

			Payments Due by Period
		Less than
Contractual Cash Obligations	Total	1 year	1-3 years	4-5 years	After 5 years
Operating leases	$4,172	$929	$1,113	$910	$1,220
Total debt	3,313	3,313	-	-	-
Purchase Commitments	19,056	19,056	-	-	-
Total contractual cash obligations	$26,541	$23,298	$1,113	$910	$1,220

Purchase commitments are for purchases made in the normal course of business to meet operational requirements, primarily raw materials and finished goods inventory. The Company expects to satisfy these commitments primarily from cash from the revenues generated by delivery of backlog.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At September 30, 2006 and 2005, the inventory reserves were $1.8 million and $3.3 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Discussion of recently issued accounting pronouncements is incorporated by reference from Item 8, notes to consolidated financial statements.

OUTLOOK

The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

The Company expects to continue to capitalize on its favorable market position in the domestic security alarm market and it expects to grow TELGUARD revenue significantly. Due to uncertainties in international markets the Company is unable to forecast results for the FCP or remainder of the FCT segments.

The Company is currently facing competition at prices that are reducing FCP prices to levels significantly lower than the Company’s historical gross margins for FCP business. The Company is making efforts to penetrate higher margin segments of the FCP market such as the Public Calling Office (PCO) market. The PCO market is smaller in size to the historical WLL market and the result could be that the Company generates lower FCP revenues moving forward.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of September 30, 2006.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. To reduce its exposure to the credit risks of international customers, with the exception of customers with ownership interests by credit-worthy, primarily US-based companies, the Company generally receives payment prior to shipment, receives irrevocable letters of credit that are confirmed by U.S. banks, or purchases commercial credit insurance. In rare instances, the Company extends credit to foreign customers without the protection of prepayment, letters of credit or credit insurance. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible. Because of the steps taken above to mitigate credit risks of international customers, the Company believes that its exposure to credit risk is not material.

To mitigate the effects of currency fluctuations on the Company’s results of operations, the Company conducts all of its international transactions in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	The following financial statements are included in this document.

Reports of Independent Registered Public Accounting Firm	21

Consolidated Balance Sheets as of September 30, 2006 and 2005	23

Consolidated Statements of Operations for the years ended
September 30, 2006, 2005 and 2004	24

Consolidated Statements of Stockholders’ Equity for the years ended
September 30, 2006, 2005 and 2004	25

Consolidated Statements of Cash Flows for the years ended
September 30, 2006, 2005 and 2004	26

Notes to Consolidated Financial Statements	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Telular Corporation

We have audited the accompanying consolidated balance sheets of Telular Corporation as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation effective October 1, 2005.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Telular Corporation’s internal control over financial reporting as of September 30, 2006, based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 11, 2006 expressed an unqualified opinion thereon.

Chicago, Illinois
December 11, 2006

Ernst & Young LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Telular Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A: Controls and Procedures, that Telular Corporation maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Telular Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Telular Corporation maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Telular Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Telular Corporation as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2006, and our report dated December 11, 2006 expressed an unqualified opinion on those consolidated financial statements.

Chicago, Illinois
December 11, 2006

Ernst & Young LLP

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$6,799	$10,023
Restricted cash	-	4,000
Marketable securities	-	12,075
Trade accounts receivable, net	25,495	12,133
Inventories, net	12,405	7,655
Prepaid expenses and other current assets	1,887	333
Total current assets	46,586	46,219

Property and equipment, net	4,625	3,028
Other assets:
Goodwill	2,043	2,554
Other intangible assets, net	4,247	1,650
Other	436	48
Total other assets	6,726	4,252
Total assets	$57,937	$53,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$9,488	$6,768
Accrued liabilities	6,324	2,939
Working capital line of credit	3,313	-
Total current liabilities	19,125	9,707

Stockholders' equity:
Common stock; $.01 par value; 75,000,000 shares
authorized; 18,066,411 and 16,111,015 outstanding
at September 30, 2006 and 2005, respectively	181	161
Additional paid-in capital	168,852	162,034
Deficit	(130,221)	(118,403)
Total stockholders' equity	38,812	43,792
Total liabilities and stockholders' equity	$57,937	$53,499

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

Year ended September 30,
2006		2005	2004
Revenue
Net product sales	$81,565	$42,867	$67,873
Service revenue	11,144	9,095	7,889
Royalty revenue	391	473	197
Total revenue	93,100	52,435	75,959

Cost of sales
Net product cost of sales	68,712	36,522	50,027
Service cost of sales	5,932	5,132	4,730
Total cost of sales	74,644	41,654	54,757

Gross margin	18,456	10,781	21,202

Operating Expenses
Engineering and development expenses	7,557	6,958	7,542
Selling and marketing expenses	11,669	9,495	9,267
General and administrative expenses	5,770	4,894	4,514
Amortization	1,606	600	600
Goodwill impairment	4,045	-	-
Total operating expenses	30,647	21,947	21,923

Loss from operations	(12,191)	(11,166)	(721)

Other income, net	373	284	18

Net loss	$(11,818)	$(10,882)	$(703)

Net loss per common share:
Basic	$(0.70)	$(0.81)	$(0.05)
Diluted	$(0.70)	$(0.81)	$(0.05)

Weighted-average number of common shares outstanding:
Basic	16,903,487	13,517,314	13,125,438
Diluted	16,903,487	13,517,314	13,125,438

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

		Additional		Total
	Common	Paid-In		Stockholders'
	Stock	Capital	Deficit	Equity
Balance at September 30, 2003	$129	$150,199	$(106,818)	$43,510
Comprehensive income:
Net loss for the year ended September 30, 2004	-	-	(703)	(703)
Stock options exercised	4	1,847	-	1,851
Stock issued in connection with services received	-	143	-	143

Balance at September 30, 2004	133	152,189	(107,521)	44,801

Comprehensive income:
Net loss for the year ended September 30, 2005	-	-	(10,882)	(10,882)
Sale of common stock in a private placement	26	3,886	-	3,912
Issuance of warrants in a private placement	-	5,311	-	5,311
Stock options exercised	2	631	-	633
Stock and warrants issued in connection with services and compensation	-	17	-	17

Balance at September 30, 2005	161	162,034	(118,403)	43,792

Comprehensive income:
Net loss for the year ended September 30, 2006	-	-	(11,818)	(11,818)
Stock based compensation expense	-	937	-	937
Stock options exercised	-	51	-	51
Stock issued in connection with services received	-	10	-	10
Stock issued in connection with purchase of business	20	5,485	-	5,505
Warrants issued to secure working capital loan	-	356	-	356
Cost associated with the sale of common stock in a private placement	-	(21)	-	(21)

Balance at September 30, 2006	$181	$168,852	$(130,221)	$38,812

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended September 30,
	2006	2005	2004
Operating Activities:
Net loss	$(11,818)	$(10,882)	$(703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,796	1,475	1,460
Amortization	1,606	600	600
Loss on disposal of assets	37	-	-
Goodwill impairment	4,045	-	-
Stock based compensation expense	937	-	-
Common stock issued for services	10	17	143
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(13,362)	1,495	(5,300)
Inventories	(4,681)	2,981	548
Prepaid expenses and other assets	(1,472)	(105)	334
Trade accounts payable	2,720	(398)	1,502
Accrued liabilities	2,515	(244)	(504)
Net cash used in operating activities	(17,667)	(5,061)	(1,920)

Investing Activities:
Acquisition of property and equipment	(1,080)	(1,374)	(1,115)
Purchase of business	(3,895)	-
Proceeds from sale of marketable securities	12,075	875	9,800
Purchase of marketable securities	-	(500)	(2,900)
Decrease (increase) in restricted cash	4,000	(4,000)	-
Net cash provided by (used in) investing activities	11,100	(4,999)	5,785

Financing Activities:
Proceeds from working capital line of credit	10,065	-	-
Payments on working capital line of credit	(6,752)	-	-
Expenditures related to the issuance of common stock	(21)	-	-
Proceeds from the issuance of common stock	-	9,223	-
Proceeds from the exercise of stock options	51	633	1,851
Net cash provided by financing activities	3,343	9,856	1,851

Net increase (decrease) in cash and cash equivalents	(3,224)	(204)	5,716

Cash and cash equivalents, beginning of period	10,023	10,227	4,511
Cash and cash equivalents, end of period	$6,799	$10,023	$10,227

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

1. Description of Business

Telular Corporation (the Company) operates in two business segments, Fixed Cellular Terminals (FCT’s), including Telguard products, a line of Wireless Security Products (Security Products) and Fixed Cellular Phones (FCP’s). The Company designs, develops, and manufactures component elements and complete telecommunications equipment assemblies and other complementary products and markets such products domestically and internationally.

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Telular-Adcor Security Products, Inc. and Telular International, Inc. All intercompany balances and transactions have been eliminated.

Revenue Recognition
Product sales and associated costs are recognized at the time of shipment of products which is when title transfers. Service revenue is recognized when the services are performed. Royalty revenue, which is based on a percentage of sales by the licensee, is recognized by the Company upon notification of sales by the licensee.

Cash Equivalents
Cash equivalents consist of highly liquid investments that have maturities of three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.

Restricted Cash
The Company had $4,000 of restricted cash at September 30, 2005. This cash was collateral for a letter of credit granted to the Company’s contract manufacturer in China. The letter of credit expired on September 1, 2006, and has not been renewed.

Marketable Securities
The Company had investments in marketable securities consisting of investment-grade debt instruments such as corporate bonds of $4,675 at September 30, 2005 and auction rate securities of $7,400 at September 30, 2005. The auction rate securities had interest re-set dates that occurred every 90 days or less and could be actively marketed at ongoing auctions that occurred every 90 days or less. The Company categorized its investments in marketable securities as available-for-sale securities. The cost of these securities approximated fair value, therefore, there are no unrealized gains or losses included in accumulated other comprehensive income.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

Inventories and Reserve for Obsolescence
Inventories are carried at the lower of cost or market and are removed based on first in, first out (FIFO) costing.

The Company records a reserve for obsolete or excess inventory. The Company considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be in excess of needs. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies.

Goodwill and Intangible Assets
The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill represents the excess of cost over fair value of net assets of purchased businesses. The Company does not amortize goodwill. The Company evaluates the impairment of goodwill each year in the third quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on the fair value of the related reporting units, FCT and FCP.

Factors considered that might trigger an impairment review consist of:

  Significant underperformance relative to expected historical or projected future operating results;
  Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
  Significant negative industry or economic trends; and,
  Significant decline in Telular’s stock price for a substantial period.

If one or more of the above indicators of impairment have occurred, the Company measures the impairment based on a projected discounted cash flow using a discount rate that incorporates the risk inherent in the cash flows. On October 1, 2005, the Company re-allocated its existing goodwill based on the new reporting units, FCT and FCP. On May 8, 2006, the Company recorded additional goodwill of $3,534 as a result of the purchase of the fixed wireless division of CSI Wireless, Inc.

Based upon its June 2006 goodwill impairment test, the Company recorded a loss on goodwill impairment of $4,045.

Other intangible assets consist of capitalized technology, customer relationships and licensing agreements. These assets are recorded at cost and are being amortized over their estimated lives from a period of 8 months to 5 years, using the straight-line method. Amortization expense for other intangible assets was $1,606, $600 and $600 for the fiscal years 2006, 2005 and 2004, respectively. The weighted average amortization period for capitalized technology, customer relationships and licensing agreements is 2.7, 4.2 and 2.9 years, respectively. The total weighted average amortization period is 3.5 years.

The Company reviews for impairment of other intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of other intangible assets by comparing the carrying amount of the intangible asset to future net undiscounted cash flows generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a discounted future cash flow analysis.

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line methods over the assets’ useful lives ranging from 3 to 10 years. Depreciation expense was $1,796, $1,475 and $1,460 for 2006, 2005 and 2004, respectively.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

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

Loss Per Share of Common Stock
Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. Weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share was 16,903,487, 13,517,314, and 13,125,438 in 2006, 2005 and 2004, respectively.

The shares outstanding used to compute diluted earnings per share for 2006, 2005 and 2004 exclude outstanding options to purchase 1,765,009, 1,719,235 and 1,801,226 shares of common stock, respectively, with weighted average exercise prices of $4.52, $7.93 and $7.90, respectively. Additionally, shares outstanding used to compute diluted earnings per share for 2006, 2005 and 2004 excluded outstanding warrants to purchase 3,020,848, 2,699,992 and 50,000 shares of common stock respectively. The options and warrants were excluded because their inclusion in the computation would have been antidilutive.

Stock-Based Compensation
The Company has an officer and employee stock incentive plan, a non-employee director stock incentive plan and outside of the plans several stock option agreements (See Note 12). During fiscal 2005 and 2004, stock-based compensation awards under these plans and agreements are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees.

In addition, effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (SFAS 123(R)) which requires the cost of all share-based payments, including grants of employee stock options and issuance of warrants, to be recognized in the financial statements based on their fair value. The Company calculates the cost of stock options grants based on their grant date fair value and recognizes these costs over the vesting period. The fair value of stock options granted and warrants issued is estimated at the grant date or issuance date using a Black-Scholes stock option valuation model. Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of the Company’s common stock, a risk-free interest rate, a dividend yield on the Company’s common stock and the expected term of the option. The Company implemented SFAS 123 (R) under the Modified Prospective Transition (MPT) method. Under the MTP method, the cost for awards that were granted prior to, but not vested, as of October 1, 2005, will be recognized in operations over their remaining vesting period.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

For the year ended September 30, 2006, 2005 and 2004, the Company valued stock options granted using the Black-Scholes valuation method with the following assumptions:

	Twelve Months Ended September 30,
	2006	2005	2004
Volatility	73% - 75%	60%	60%
Weighted average expected term	5.8 yrs.	5.3 yrs	4.0 yrs
Risk free interest rate	4.32% - 5.01%	3.8%	3.8%
Dividend yield	0.0%	0.0%	0.0%

The Company recognized $937 of stock based compensation expense for the fiscal year ended September 30, 2006. As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s loss before income taxes and net loss for the twelve months ended September 30, 2006 is $937 lower than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted loss per share of common stock for the twelve months ended September 30, 2006 is $0.06 higher, than if the Company had continued to account for share-based compensation under APB 25. Had the Company not adopted SFAS 123 (R) effective October 1, 2005, there would have been no changes to the cash used in operations and cash provided by financing activities for the twelve months ended September 30, 2006.

Had the Company recognized all stock-based compensation expense in the twelve month periods ended September 30, 2005 and 2004 based under the fair-value method at the grant date for the stock options, the Company’s pro forma net loss and loss per share would have been as follows:

	2005	2004
Net loss as reported	$(10,882)	$(703)

Less stock based employee compensation expense
determined under the fair value based method for all awards,
net of related tax effects, not recorded in net loss as reported.	(863)	(1,194)

Pro forma net loss	$(11,745)	$(1,897)

Net loss per share:
Basic - as reported	$(0.81)	$(0.05)
Basic - pro forma	$(0.87)	$(0.14)

Diluted - as reported	$(0.81)	$(0.05)
Diluted - pro forma	$(0.87)	$(0.14)

Fair Value of Financial Instruments
At September 30, 2006 and 2005, the Company’s financial instruments were marketable securities, accounts receivable, accounts payable and accrued liabilities. The carrying values reported in the consolidated balance sheet for these financial instruments approximate their fair values.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

Research and Development Costs
Research and development costs for the years ended September 30, 2006, 2005 and 2004, were $4,963, $5,179 and $7,042, respectively, and are included in engineering and development expense.

Shipping and Handling Costs
Shipping and handling costs of approximately $1,616, $270, and $203 were included in selling and marketing expense for the years ended September 30, 2006, 2005 and 2004, respectively.

Warranty
The Company provides warranty coverage for a period of 15 months on phone and terminal products and 24 months on security products from the date of shipment. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following table is a summary of the Company’s accrued warranty obligation.

	As of September 30,
	2006	2005
Balance at the beginning of the period	$374	$350
Warranty expense during the period	1,205	760
Warranty payments made during the period	(977)	(736)
Balance at the end of the period	$602	$374

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
In fiscal year 2006, the Company revised its strategy to focus its resources and investments on two distinct segments: FCT and FCP. This is a change from prior periods when the Company’s segments were defined by its two product lines: PHONECELL and TELGUARD. This revised strategy did not affect any of the amounts in the accompanying Consolidated Balance Sheets, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows. All financial data presented in Note 13, Segment Reporting, has been reclassified to conform to the new segment presentation.

Recently Issued Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which is an amendment to FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This Statement amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for the Company’s 2007

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

fiscal year. We do not anticipate this pronouncement will have a significant impact on our financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which is an amendment to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. It also requires all separately recognized servicing liabilities to be initially measured at fair value, if practicable. It permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing asset and servicing liability. This statement is effective for the Company’s 2007 fiscal year. We do not anticipate this pronouncement will have a significant impact on our results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on de-recognition, classification, accounting in interim periods and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the impact that FIN 48 will have on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years ending after November 15, 2007. We do not anticipate this pronouncement will have a significant impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement amends financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement is effective for fiscal years ending after December 15, 2006. We do not anticipate this pronouncement will have a significant impact on our results of operations or financial position.

3. Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, as of September 30, 2006 and 2005 are as follows:

	September 30,	September 30,
	2006	2005
Trade receivables	$25,839	$12,318
Less: allowance for doubtful accounts	344	185

	$25,495	$12,133

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

4. Inventories

Inventories consist of the following:

	September 30,	September 30,
	2006	2005
Raw materials	$6,335	$6,703
Finished goods	7,845	4,209
	14,180	10,912

Less: reserve for obsolescence	(1,775)	(3,257)

	$12,405	$7,655

The Company increased its reserve for obsolescence by $233 and $1,759 in fiscal years 2006 and 2005, respectively. The 2006 increase of $233 fully reserves for products that have been determined to be obsolete based on their existing technology. The fiscal year 2005 increase of $1,759 reflects $1,390 to fully reserve for products that have been determined to be obsolete based on their existing technology, $130 for products that have been reduced to market cost and $239 reserve for excess inventory.

5. Property and Equipment

Property and equipment consist of the following:

	September 30,
	2006	2005
Test and shop equipment	$13,114	$9,615
Computer equipment	5,203	4,776
Office equipment	1,135	1,131
Leasehold improvements	1,531	1,540
Security equipment held for rent	333	333
Construction in progress	-	658
	21,316	18,053
Less accumulated depreciation	16,691	15,025
Property and equipment, net	$4,625	$3,028

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

6. Goodwill and Other Intangible Assets

Goodwill as of September 30, 2006 and 2005 is as follows:

	Fixed Cellular	Fixed Cellular
	Terminals	Phones	Total
Balance at September 30, 2004	$2,043	$511	$2,554
2005 activity	-	-	-

Balance at September 30, 2005	2,043	511	2,554
2006 activity:
Acquisition	-	3,534	3,534
Impairment	-	(4,045)	(4,045)

Balance at September 30, 2006	$2,043	$-	$2,043

Other intangible assets as of September 30, 2006 and 2005 are as follows:

	2006			2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Other Intangible Assets:
Capitalized technology	$3,840	$(2,250)	$1,590	$3,000	$(1,350)	$1,650
Customer relationships	3,070	(637)	2,433	-	-	-
Other	293	(69)	224	-	-	-
Total other intangible assets	$7,203	$(2,956)	$4,247	$3,000	$(1,350)	$1,650

As of June 30, 2006, the Company completed its annual impairment review of goodwill in accordance with Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, (SFAS 142) and determined that all of the goodwill within its Fixed Cellular Phones segment (FCP) was impaired. Accordingly, the Company recognized a goodwill impairment charge of $4,045 in its Consolidated Statements of Operations for the period ended June 30, 2006. The impaired goodwill included $3,534 of goodwill recorded as a result of the acquisition of the fixed wireless division business of CSI Wireless Inc. in May 2006 (see Note 20, Business Combinations).

The method used by the Company to determine goodwill impairment included determining the fair value of its reporting business segments using discounted cash flows. The Company determined that goodwill impairment was limited to FCP and was due to a decline in projected cash flows solely in that segment. FCP has recently experienced substantial growth at the same time that product prices and margins are declining due to increased competition, each unfavorably affecting cash flows.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

The following table indicates estimated amortization expense for intangible assets other than goodwill for the years ended:

September 30, 2007	$2,417
September 30, 2008	1,494
September 30, 2009	130
September 30, 2010	130
September 30, 2011	76
$4,247

7. Accrued Liabilities

Accrued liabilities consists of:

	September 30,
	2006	2005
Royalty expense	$1,359	$1,211
Agent commissions and co-op advertising expense	1,000	298
Payroll and benfits expense	737	736
Other	3,228	694
	$6,324	$2,939

8. Line of Credit

On June 27, 2006, the Company entered into a two year Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (SVB). The Agreement provides for two borrowing facilities: a non-recourse accounts receivable purchase facility and a working capital line of credit secured by accounts receivable based upon eligible accounts receivable at 80% of their face value. Each component of the Agreement has a credit limit of $10,000 and the Agreement, in aggregate, has a credit limit of $15,000. At September 30, 2006, the Company had outstanding borrowings of $3,313 under the working capital line of credit. The Company will repay the loan as receivables are collected. Interest charged under the loan can vary from SVB’s prime rate to SVB’s prime rate plus 2%. The interest rate at September 30, 2006 was 10.25%.

In connection with the Agreement, the Company issued 320,856 warrants to purchase the Company’s Common Stock. The warrants are exercisable immediately at $1.87 per share and were valued at $356 using the Black-Scholes pricing model. The value of the warrants has been recorded as a loan origination fee and is being amortized over the term of the Agreement.

9. Income Taxes

The Company did not record any U.S. federal or state income tax provision or benefit for fiscal year 2006, 2005 and 2004 due to the net operating loss generated in each year.

At September 30, 2006, the Company had net operating loss carryforwards of approximately $125,572 for income tax purposes that begin expiring in 2009. Of this amount, $10,043 relates to tax deductions generated by the exercise of certain stock options by employees, which will be available to offset future income tax liabilities by a total of $3,897. This amount will be treated as a credit to paid in capital when realized. In addition, the Company has $2,514 of research and development credit carryforwards, which begin expiring in 2008.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	September 30,
	2006	2005
Deferred tax assets:
Reserve for inventory obsolescence	$689	$1,264
Allowance for doubtful accounts	133	72
Fixed assets	577	503
Intangible assets	2,391	654
Research and development tax credit	2,514	2,514
Non-cash compensation	364	-
Net operating loss carryforwards	48,722	45,896
Other	432	365
Total deferred tax assets	55,822	51,268
Less valuation allowance	55,822	51,268
Net deferred tax assets	$-	$-

The Company has provided a full valuation allowance on the deferred tax asset due to the uncertainty of its realizability. The valuation allowance increased by $4,554 during the fiscal year ended September 30, 2006, due principally to the increase in the net operating loss carryforwards in 2006.

Based on Internal Revenue Code Section 382, changes in the ownership of the Company may limit the utilization of net operating loss carryforwards of the Company.

10. Commitments

The Company occupies certain facilities and rents certain equipment under various lease agreements expiring through February 28, 2015. Rent expense for the years ended September 30, 2006, 2005, and 2004 was approximately $1,203, $1,093 and $1,035, respectively. Future minimum obligations under noncancelable operating leases are as follow:

Fiscal Year
2007	$929
2008	574
2009	539
2010	461
2011	449
Thereafter	1,220
$4,172

During fiscal year 2002, the Company entered into an agreement with Plexus Services Corporation relating to the manufacturing of circuit card assemblies and final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. As of September 30, 2006 and 2005, the Company had $260 and $7,196 respectively, in open purchase commitments pursuant to this agreement.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

During fiscal year 2005, the Company entered into an agreement with Celestica Limited related to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. As of September 30, 2006 and 2005, the Company had $2,174 and $11,064 respectively, in open purchase commitments pursuant to this agreement.

During fiscal year 2006, the Company entered into an agreement with ACT Electronics, Inc. (ACT) under which ACT will provide fulfillment services and manufacture final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. As of September 30, 2006, the Company had $8,336 in open purchase commitments pursuant to this agreement.

During fiscal year 2006, the Company entered into an assignment and consent agreement with Honor Tone Ltd. (through the CSI business unit purchase) relating to the manufacture of the Company’s products. Either party may terminate the agreement upon six months written notice to the other party. As of September 30, 2006, the Company had $1,675 in open purchase commitments pursuant to this agreement.

During fiscal year 2006, the Company entered into an assignment and consent agreement with Honeywell Electrical Manufacturing Services, Inc. (through the CSI business unit purchase) relating to the manufacture of the Company’s products. Either party may terminate the agreement upon 60 days written notice to the other party. As of September 30, 2006, the Company had $2,348 in open purchase commitments pursuant to this agreement.

11. Redeemable Preferred Stock and Preferred Stock

At September 30, 2006 and 2005, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

12. Capital Stock and Stock Options

On September 2, 2005, the Company sold 2,650,000 shares of its Common Stock for $9,275 ($9,202 net of offering costs), in a private placement that was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D. The Company subsequently filed a registration statement on Form S-3 under the Securities Act of 1933, which was declared effective by the Securities and Exchange Commission on October 21, 2005. In addition to the Common Stock, the Company also issued Series A Warrants exercisable for a total of 1,325,000 shares of Common Stock at a strike price of $4.50 per share and Series B Warrants exercisable for a total of 1,325,000 shares of Common Stock at a strike price of $5.00 per share. Both the Series A and Series B Warrants vest six months from the closing date, expire on September 2, 2010 and are callable by the Company based on the performance of the Company’s Common Stock price. The warrants were valued using the Black-Scholes pricing model. Of the net proceeds from the sale, $2,717 was allocated to the Series A Warrants and $2,594 was allocated to the Series B Warrants.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

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

At September 30, 2006, the Company has reserved 3,750,000 shares of Common Stock, of which 2,267,230 are available for issuance in connection with the Plans.

Common stock issued to employees for services performed was 0 shares, 3,034 shares and 9,973 shares in 2006, 2005 and 2004, respectively. Common stock issued to non-employees for services performed was 2,983 shares and 0 shares in 2006 and 2005, respectively.

The following table displays all stock option activity as of September 30, including stock options granted under the Plans and the Stock Option Agreements.

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price
Outstanding at beginning of year	1,719	$7.93	1,801	$7.90	1,699	$7.77
Granted	892	2.72	619	4.54	601	6.98
Exercised	(21)	2.47	(192)	3.30	(306)	6.05
Canceled	(825)	9.73	(509)	5.45	(193)	6.86
Outstanding at end of year	1,765	$4.52	1,719	$7.93	1,801	$7.90

The following table summarizes information about options outstanding at September 30, 2006:

			Weighted-	Outstanding		Exercisable
			Average	Weighted-		Weighted-
		Outstanding	Remaining	Average	Exercisable	Average
Range of		as of 9/30/06	Contractual	Exercise	as of 9/30/06	Exercise
Exercise Prices		(000’s)	Life	Price	(000’s)	Price
$1.95	- 2.44	431	5.82	$2.09	10	$2.44
2.45	- 3.52	628	4.70	3.17	198	2.73
3.53 -	6.58	513	3.72	6.01	372	5.94
6.59	- 16.45	193	2.86	10.35	182	10.43
		1,765	4.49	$4.52	762	$6.13

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

13. Segment Reporting

The Company which is organized on the basis of its business operations has two reportable business segments, Fixed Cellular Terminals (FCT) and Fixed Cellular Phones (FCP). Summarized below is the Company's segment revenue, net income (loss), tangible and intangible long-lived assets, capital expenditures and depreciation and amortization by reportable segment:

	2006	2005	2004
Revenue:
Fixed Cellular Terminals	$44,602	$28,101	$30,207
Fixed Cellular Phones	48,498	24,334	45,752
	$93,100	$52,435	$75,959
Net Income (Loss):
Fixed Cellular Terminals	$2,766	$1,578	$(1,416)
Fixed Cellular Phones	(14,957)	(12,744)	695

Non-segment other income	373	284	18
	$(11,818)	$(10,882)	$(703)
Property and Equipment, net
Fixed Cellular Terminals	$138	$179	$403
Fixed Cellular Phones	4,487	2,849	2,727
	$4,625	$3,028	$3,130
Capital Expenditures
Fixed Cellular Terminals	$134	$-	$8
Fixed Cellular Phones	946	1,374	1,107
	$1,080	$1,374	$1,115
Goodwill
Fixed Cellular Terminals	$2,043	$2,043	$2,043
Fixed Cellular Phones	-	511	511
	$2,043	$2,554	$2,554
Other Intangible Assets, net
Fixed Cellular Terminals	$-	$-	$-
Fixed Cellular Phones	4,247	1,650	2,250
	$4,247	$1,650	$2,250
Depreciation
Fixed Cellular Terminals	$169	$223	$226
Fixed Cellular Phones	1,627	1,252	1,234
	$1,796	$1,475	$1,460
Amortization
Fixed Cellular Terminals	$-	$-	$-
Fixed Cellular Phones	1,606	600	600
	$1,606	$600	$600

For the FCT segment, export sales of products represent 22%, 46%, and 58% of the total net product sales in that segment for the years ended September 30, 2006, 2005, and 2004, respectively. For the FCP segment, export sales of products represent 98%, 91%, and 93% of total net product sales for the years ended September 30, 2006, 2005, and 2004, respectively.

For the fiscal year ended September 30, 2006, one customer located in the Unites States accounted for 27% of the FCT revenue, and two customers located in Mexico and Venezuela accounted for 27% and 23%, respectively, of the FCP revenue.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

For the fiscal year ended September 30, 2005, one customer located in the United States accounted for 47% of the FCT revenue and two customers located in Guatemala and Mexico accounted for 28% and 33%, respectively, of the FCP revenue.

For the fiscal year ended September 30, 2004, two customers, both located in the United States, accounted for 45% and 12%, respectively, of the FCT revenue and four customers located in El Salvador, Guatemala, Mexico and the United States accounted for 17%, 14%, 23% and 15%, respectively, of the FCP revenue.

14. Major Customers

For the year ended September 30, 2006, the Company derived approximately $12,991 (14%), $11,188 (12%) and $11,916 (13%) of its total revenues from three customers, Brightstar Corporation, Telcel Venezuela and Tyco International Ltd., respectively. As of September 30, 2006, $6,552, $4,682 and $2,453 were included in accounts receivable from these customers, respectively.

For the year ended September 30, 2005, the Company derived approximately $10,019 (19%) and $10,140 (19%) of its total revenues from two customers, Radiomovil Dipsa and Servicios De Com Personales, respectively. As of September 30, 2005, $3,602 and $3,158 were included in accounts receivable from these customers, respectively.

For the year ended September 30, 2004, the Company derived approximately $13,982 (18%), $10,670 (14%), $9,554 (13%) and $8,592 (11%) of its total revenues from four customers, Radiomovil Dipsa, Compania De Telecommunicaciones De El Salvador, Verizon Logistics USA (for its Venezuelan subsidiary) and Telecommunicaciones De Guatemala, respectively. As of September 30, 2004, $4,322, $2,662, $1 and $2,436 were included in accounts receivable from these customers, respectively.

15. Export Sales

Export sales were approximately $54,437, $30,482 and $55,047 for the years ended September 30, 2006, 2005 and 2004, respectively. Export sales were primarily to Guatemala and Venezuela in the Central American, Latin American (CALA) region and to India in the Asia Middle East (AME) region during the year ended September 30, 2006, representing 69% and 21% of all export sales, respectively. For fiscal years 2005 and 2004, export sales were primarily to Guatemala, Mexico and Venezuela in the CALA region, representing 85% and 94% of all exports sales, respectively.

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

There were no Company matches and therefore no amounts charged against operations related to the Company’s match for the years ended September 30, 2006, 2005, and 2004.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

18. Supplemental Disclosures of Cash Flow Information

	For the Year ended September 30,
	2006	2005	2004
Supplemental disclosure of cash flow information:
Interest paid	$91	$-	$-
Income taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with acquisition:
1,931,745 shares	$5,505	$-	$-
Increase in additional paid-in capital related to warrants
issued to secure working capital loan: 320,856 warrants	$356	$-	$-

19. Plant Closing

On June 30, 2006, the Company ceased manufacturing operations at its Vernon Hills, Illinois facility. This leased facility housed corporate general and administration functions, company-wide purchasing and logistics, sales and marketing functions for both the FCP and FCT segments and manufacturing of FCP and FCT products, including distribution and warehousing activities. The Company will be moving to its new corporate headquarters in Chicago, Illinois no later than February 26, 2007, the date the current lease expires. The new site will continue to house all functions mentioned above except manufacturing. Manufacturing, distribution and warehouse activities have been moved to the Company’s contract manufacturers located around the world.

20. Business Combination

On May 8, 2006, the Company acquired substantially all of the assets and assumed certain liabilities relating to the fixed wireless division of CSI Wireless Inc. and CSI Wireless LLC (together, the “Sellers”). The Company believes that this acquisition provides important strategic benefits. As a result of the acquisition, the Company established a greater presence with key customers in India and Latin America and obtained advanced technology for wireless public telephony. Pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), the Company paid $3,044 in cash and issued 1,931,745 shares of its common stock with a fair value of $5,505 as consideration in the acquisition. In addition, the Company incurred $851 in direct costs related to the acquisition and recorded $197 of liabilities in connection with the purchase. Depending on future performance, the Company may be required to issue up to 1,159,047 additional shares of common stock to the Sellers pursuant to an earn-out provision contained in the Purchase Agreement. The purchase has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. The Company’s Statements of Operations for the year ended September 30, 2006 include the results of operations for the purchased assets and liabilities since May 8, 2006.

The preliminary aggregate purchase price was $9,400, consisting of $3,044 of cash, 1,931,745 shares of the Company’s Common Stock valued at $5,505 and direct costs of the acquisition of $851. The fair value of the common stock was determined based on the average market price of the Company’s Common Stock over the five day period ended two days before and two days after the terms of the Purchase Agreement were finalized. The purchase price may vary due to the potential earn-out associated with the purchase Agreement. As a result, additional goodwill may be recognized and an additional impairment charge may be recorded.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

May 8, 2006
Inventory	$69
Prepaid expenses and deposits	112
Property and equipment	2,349
Acquired technology	840
Customer relationships	3,070
Other intangible assets	293
Goodwill	3,534
Total assets acquired	10,267

Reserve on purchase orders commitments	517
Accrued warranty reserve	40
Capital lease obligations	113
Liabilities in connection with the purchase	197
Total liabilities assumed	867
Net assest acquired	$9,400

The goodwill recorded as a result of the purchase will be amortized over a 15 year period for tax purposes. The amount deductible for tax purposes in fiscal year 2006 was $98. The Company has provided a full valuation allowance on the deferred tax asset related to this goodwill due to the uncertainty of its realizability.

The following summarized unaudited pro forma financial information for the twelve months ended September 30, 2006 and 2005, respectively, assumes the acquisition occurred as of October 1, 2005 and 2004, respectively:

	2006	2005
Net revenues	$109,470	$84,581
Net loss	(14,533)	(13,373)
Basic and diluted net
loss per common share	$(0.88)	$(0.87)

The pro forma results include depreciation of property and equipment acquired and the amortization of intangibles acquired and excludes revenues and cost of sales associated with a product and customer relationship not purchased and interest income as a result of the cash paid for the acquisition. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on October 1, 2005, nor are they necessarily indicative of future consolidated results of operations.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)

21. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2006 and 2005 (in thousands, except share data).

	Three months ended,
	December 31	March 31	June 30	September 30
Fiscal year 2006
Total revenues	$23,763	$24,363	$19,558	$25,416
Gross margin	4,661	3,941	4,629	5,225
Net loss	(1,258)	(1,933)	(6,439)	(2,188)
Basic loss per common share	$(0.08)	$(0.12)	$(0.37)	$(0.12)
Diluted loss per common share	$(0.08)	$(0.12)	$(0.37)	$(0.12)

Fiscal year 2005
Total revenues	$13,653	$13,083	$11,415	$14,284
Gross margin	4,009	2,779	1,039	2,954
Net loss	(931)	(2,940)	(4,503)	(2,508)
Basic loss per common share	$(0.07)	$(0.22)	$(0.34)	$(0.18)
Diluted loss per common share	$(0.07)	$(0.22)	$(0.34)	$(0.18)

Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

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

During the quarter ended September 30, 2006, there were no significant changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006, using the criteria set forth by the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of September 30, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report is included herein.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Election of Directors in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 30, 2007, which is incorporated herein.

The Directors’ names and occupations are listed in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 30, 2007. Names and information about executive officers are provided in Item 1 of this filing.

The Company has adopted a Code of Ethics for Senior Financial Officers that covers the principal executive officer, the principal financial officer and the principal accounting officer. This Code is available on the Company’s website at www.telular.com/profile/codes.asp. or a copy can be obtained free of charge by mailing a request to the Company’s headquarters at 647 North Lakeview Parkway, Vernon Hills, Illinois 60061.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 30, 2007, which is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 30, 2007, which is incorporated herein.

Further, for the information required by Item 201(d) of Regulation S-K, reference is made to the information contained under the caption “Option Exercise and Fiscal Year-End Option Values” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 30, 2007, which is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Transactions in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 30, 2007, which is incorporated herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Independent Public Accountants in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 30, 2007, which is incorporated herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.		The following financial statements are included in Part II, Item 8 of this Form 10-K.
			Reports of Independent Registered Public Accounting Firm
			Consolidated Balance Sheets as of September 30, 2006 and 2005
			Consolidated Statements of Operations for the years ended September 30, 2006, 2005 and 2004
			Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2006, 2005 and 2004
			Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2005 and 2004
			Notes to Consolidated Financial Statements

	2	.	The following financial statement schedule, Schedule II – Valuation and Qualifying Accounts for the
			years ended September 30, 2006, 2005 and 2004 is filed as part of this report. All other financial
			statement schedules have been omitted because they are not applicable or are not required or the
			information required to be set forth therein is included in the financial statements or notes thereto
			contained in Part II, Item 8 of this current report.

			Schedule II – Valuation and Qualifying Accounts

		Charged
	Balance at	to Costs	Charged			Balance at
	Beginning	and	to Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
Period Ended September 30, 2006

Accumulated amortization of intangible
assets	$1,350	$1,606	$-	$-		$2,956
Valuation allowance of deferred tax asset	51,268	4,554 (1)				55,822
Allowance for doubtful accounts	185	159	-	-		344
Reserve for inventory obsolescence	3,257	233		(1,715)	(2)	1,775

Period Ended September 30, 2005

Accumulated amortization of intangible
assets	$750	$600	$-	$-		$1,350
Valuation allowance of deferred tax asset	47,103	4,165 (1)	-	-		51,268
Allowance for doubtful accounts	192	-	-	(7)	(3)	185
Reserve for inventory obsolescence	1,498	2,291	-	(532)	(2)	3,257

Period Ended September 30, 2004

Accumulated amortization of intangible
assets	$150	$600	$-	$-		$750
Valuation allowance of deferred tax asset	45,738	1,365 (1)	-	-		47,103
Allowance for doubtful accounts	103	96	-	(7)	(3)	192
Reserve for inventory obsolescence	915	733	-	(150)	(2)	1,498

(1)	Amount represents the change in the valuation amount for deferred taxes due principally to the origination and utilization of net operating loss carryforwards. The valuation amount reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(2)	Inventory disposed.

(3)	Accounts receivable written-off.

3.	Exhibits

Number	Description	Reference
3.1	Certificate of Incorporation	Filed as Exhibit 3.1 to
Registration Statement
No. 33-72096 (the Registration
Statement)

3.2	Amendment No. 1 to Certificate	Filed as
	of Incorporation	Exhibit 3.2 to
the Registration
Statement

3.3	Amendment No. 2 to Certificate	Filed as
	of Incorporation	Exhibit 3.3 to
the Registration
Statement

3.4	Amendment No. 3 to Certificate	Filed as
	of Incorporation	Exhibit 3.4 to
Form 10-Q filed
February 16, 1999

3.5	Amendment No.4 to Certificate	Filed as
	of Incorporation	Exhibit 3.5 to
Form 10-Q filed
February 16, 1999

3.6	By-Laws	Filed as
Exhibit 3.4 to
the Registration
Statement

4.1	Certificate of Designations, Preferences,	Filed as Exhibit 99.2
	and Rights of Series A Convertible Preferred	Form 8-K filed
	Stock	April 25, 1997

10.1	Employment Agreement with	Filed as Exhibit 10.1
	Kenneth E. Millard dated	to Form 10-Q filed
	January 1, 2003	February 14, 2003

10.2	Stock Option Agreement with	Filed as Exhibit 10.2
	Kenneth E. Millard dated	to Form 10-Q filed
	January 28, 2003	February 14, 2003

10.3	Appointment of Larry J. Ford	Filed as Exhibit 10.2
to Form 10-Q filed
May 1, 1995

10.4	Settlement and Release of Claims	Filed as Exhibit 10.25
	Agreement with Motorola (1)	to Form 10-Q filed
February 14, 2001 (1)

10.5	Agreement for the Purchase of Telular	Filed as Exhibit 10.1
	Fixed Telephony Digital Cellular	to Form 8-K filed
	Telephones Dated as of September 13,	September 13, 2000 (1)
2000, among Telular Corporation,
Radiomovil DIPSA, S.A. de C.V., and
BrightStar de Mexico S.A. de C.V. (1)

10.6	Amendment 1 dated June 20, 2002, to the	Filed as Exhibit 10.45 to
	September 13, 2000 Agreement for the	Form 10-Q filed
	Purchase of Telular Fixed Telephony	August 14, 2002
Digital Cellular Telephones among
Telular Corporation, et.al. (1)

10.7	Nonqualified Stock Option Agreement,	Filed as Exhibit 4.9 to
	dated as of October 31, 2000, by and	Registration Statement on
	between the Company and Larry J. Ford	Form S-8, Registration
No. 333-61970 filed
May 31, 2001

10.8	Nonqualified Stock Option Agreement,	Filed as Exhibit 4.10 to
	dated as of October 26, 1999, by and	Registration Statement on
	between the Company and Larry J. Ford	Form S-8, Registration
No. 333-61970 filed
May 31, 2001

Number
10.9	Nonqualified Stock Option Agreement,	Filed as Exhibit 4.15 to
	dated as of October 31, 2000, by and	Registration Statement on
	between the Company and John E. Berndt	Form S-8, Registration
No. 333-61970 filed
May 31, 2001

10.10	Nonqualified Stock Option Agreement,	Filed as Exhibit 4.16 to
	dated as of October 26, 1999, by and	Registration Statement on
	between the Company and John E. Berndt	Form S-8, Registration
No. 333-61970 filed
May 31, 2001

10.11	Nonqualified Stock Option Agreement,	Filed as Exhibit 10.39 to
	dated as of August 30, 2001, by and	Form 10-K filed
	between the Company and Richard D. Haning	December 21, 2001

10.12	Advance Agreement dated as of	Filed as Exhibit 10.40 to
	October 9, 2001, by and between the	Form 10-K filed
	Company and DNIC Brokerage Company	December 21, 2001

10.13	Nonqualified Stock Option Agreement,	Filed as Exhibit 10.41 to
	dated as of October 30, 2001, by and	Form 10-K filed
	between the Company and John E. Berndt	December 21, 2001

10.14	Nonqualified Stock Option Agreement,	Filed as Exhibit 10.42 to
	dated as of October 30, 2001, by and	Form 10-K filed
	between the Company and Larry J. Ford	December 21, 2001

10.15	Nonqualified Stock Option Agreement,	Filed as Exhibit 10.43 to
	dated as of October 30, 2001, by and	Form 10-K filed
	between the Company and Richard D. Haning	December 21, 2001

10.16	Telular Corporation Non-employee	Filed as Exhibit 10.22
	Directors’ Stock Incentive Plan	to Form 10-Q filed
February 14, 2003

10.17	Telular Corporation Common Stock	Filed as Exhibit 10.23 to
	Purchase Agreement dated April 14, 2003,	Form 10-Q filed
	by and among Telular Corporation and	May 15, 2003
QUALCOMM Incorporated

10.18	Employment Agreement with	Filed as Exhibit 10.1
	Michael J. Boyle dated July 22, 2005	to Form 8-K filed
July 25, 2005

10.19	Telular Corporation’s Asset Purchase	Filed as Exhibit 10.1
	Agreement with CSI Wireless Inc. and	to Form 10-Q filed
	CSI Wireless LLC dated April 21, 2006	May 10, 2006

10.20	Loan and Security Agreement	Filed as Exhibit
	(Working Capital Line of Credit)	10.1 to Form 10-Q
	dated June 27, 2006	filed August 7,
2006

10.21	Non-Recourse Receivable	Filed as Exhibit
	Purchase Agreement dated	10.2 to Form10-Q
	June 27, 2006	Filed August 7,
2006

10.22	Amended and Restated Employment	Filed herewith
Agreement with Michael J. Boyle
dated October 31, 2006

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification Pursuant to Section 302	Filed herewith
of the Sarbanes-Oxley Act of 2002.

Number
31.2	Certification Pursuant to Section 302	Filed herewith
of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18	Furnished herewith
U.S.C. Section 1350 as Adopted
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

99	Cautionary Statements	Furnished herewith

(1)	Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation

Date: December 12, 2006	By: /s/ MICHAEL J. BOYLE
Michael J. Boyle
President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	MICHAEL J. BOYLE	President , Chief Executive	December 12, 2006
	Michael J. Boyle	Officer and Director

/s/	DANIEL D. GIACOPELLI	Executive Vice President,	December 12, 2006
	Daniel D. Giacopelli	Chief Technology Officer and Director

/s/	JEFFREY L. HERRMANN	Executive Vice President,	December 12, 2006
	Jeffrey L. Herrmann	Chief Operating Officer,
Chief Financial Officer and Secretary

/s/	ROBERT L. DEERING	Chief Accounting Officer	December 12, 2006
Robert L. Deering

/s/	JOHN E. BERNDT	Chairman of the Board	December 12, 2006
John E. Berndt

/s/	LARRY J. FORD	Lead Independent Director	December 12, 2006
Larry J. Ford

/s/	BRIAN J. CLUCAS	Director	December 12, 2006
Brian J. Clucas

/s/	LAWRENCE S. BARKER	Director	December 12, 2006
Lawrence S. Barker

/s/	KEVIN J. WILEY	Director	December 12, 2006
Kevin J. Wiley