Form 10-Q
period 2006-12-31
TELULAR CORP
filed 2007-02-06
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2006.
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
Yes ☐                    No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01, as of January 20, 2006, the latest practicable date, was 18,085,817 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,	September 30,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,834	$6,799
Restricted cash	950	—
Trade accounts receivable, less allowance for doubtful	26,989	25,495
Inventories, net	10,563	12,405
Prepaid expenses and other current assets	628	1,887

Total current assets	46,964	46,586

Property and equipment, net	4,305	4,625
Other assets:
Goodwill	2,043	2,043
Other intangible assets,net	2,693	4,247
Other	427	436

Total other assets	5,163	6,726

Total assets	$56,432	$57,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$9,617	$9,488
Accrued liabilities	6,395	6,324
Working capital line of credit	3,503	3,313

Total current liabilities	19,515	19,125

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 18,085,817 and 18,066,411 outstanding at December 31, 2006 and September 30, 2006, respectively	181	181
Additional paid-in capital	169,103	168,852
Deficit	(132,367)	(130,221)

Total stockholders’ equity	36,917	38,812

Total liabilities and stockholders’ equity	$56,432	$57,937

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended December 31,
	2006	2005
Revenue
Net product sales	$18,881	$21,230
Service revenue	3,761	2,533

Total revenue	22,642	23,763
Cost of sales
Net product cost of sales	14,229	17,721
Service cost of sales	2,216	1,381

Total cost of sales	16,445	19,102

Gross margin	6,197	4,661

Engineering and development expenses	1,988	1,718
Selling and marketing expenses	2,852	2,986
General and administrative expenses	1,350	1,214
Amortization	1,554	150
Goodwill impairment	563	—

Total operating expenses	8,307	6,068

Loss from operations	(2,110)	(1,407)

Other income (expense), net	(36)	149

Net loss	$(2,146)	$(1,258)

Net loss per common share:
Basic	$(0.12)	$(0.08)
Diluted	$(0.12)	$(0.08)

Weighted average number of common shares outstanding
Basic	18,069,472	16,120,406
Diluted	18,069,472	16,120,406
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

		Additional		Total
	Common	Paid-In		Stockholders'
	Stock	Capital	Deficit	Equity
Balance at September 30, 2006	$181	$168,852	$(130,221)	$38,812
Comprehensive income:
Net loss for period from October 1, 2006 to December 31, 2006	—	—	(2,146)	(2,146)
Stock based compensation expense	—	203	—	203
Stock options exercised	—	3	—	3
Stock awarded for directors’ compensation	—	45	—	45

Balance at December 31, 2006	$181	$169,103	$(132,367)	$36,917

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2006	2005
Operating Activities:
Net loss	$(2,146)	$(1,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	450	404
Amortization	1,554	150
Stock based compensation expense	210	212
Goodwill impairment	563	—
Common stock issued for services and compensation	—	9
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	(1,494)	(9,930)
Inventories	1,842	230
Prepaid expenses and other assets	1,306	(312)
Trade accounts payable	129	2,787
Accrued liabilities	(492)	1,540

Net cash provided by (used in) operating activities	1,922	(6,168)

Investing Activities:
Acquisition of property and equipment	(130)	(897)
Proceeds from sale of marketable securities	—	7,425
Increase in restricted cash	(950)	(2,000)

Net cash provided by (used in) investing activities	(1,080)	4,528

Financing Activities:
Proceeds from working capital line of credit	5,737	—
Payments on working capital line of credit	(5,547)	—
Expenditures related to the issuance of common stock	—	(21)
Proceeds from the exercise of stock options	3	41

Net cash provided by financing activities	193	20

Net increase (decrease) in cash and cash equivalents	1,035	(1,620)

Cash and cash equivalents, beginning of period	$6,799	$10,023

Cash and cash equivalents, end of period	$7,834	$8,403

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited, dollars in thousands, except share data)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the three months ended December 31, 2006, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2007. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

2.	Earnings Per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share was 18,069,472 and 16,120,406, for the three months ended December 31, 2006 and 2005, respectively.

The shares outstanding used to compute diluted earnings per share for the three months ended December 31, 2006 and 2005 excluded the following stock options and warrants because their inclusion in the computation would have been antidilutive:

	Three Months Ended December 31,
	2006	2005
Stock options	1,834,396	1,610,743
Warrants	3,020,848	2,699,992

	4,855,244	4,310,735

3.	Stock Based Compensation

The Company has an officer and employee stock incentive plan and a non-employee director stock incentive plan. The costs of stock options granted is calculated based on their grant date fair value and recognized over the vesting period. The fair value of stock options granted and warrants issued is estimated at the grant date or issuance date using a Black-Scholes stock option valuation model. Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of the Company’s common stock, a risk-free interest rate, a dividend yield on the Company’s common stock and the expected term of the option.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited, dollars in thousands, except share data)
During the three month periods ended December 31, 2006 and 2005, the Company recognized $203 and $212 of stock-based compensation expense, respectively.

On October 31, 2006, the Company issued restricted stock awards to all outside directors. This restricted stock has trading limitations which will be removed on October 31, 2007. The total value of these awards were $45 based on the price of the Company’s common stock on the date of issuance. The cost will be taken as a charge to operating expenses on a pro-rata basis over the twelve month period. For the three months ended December 31, 2006, $7 of compensation expense was recognized. There was no similar grant made or expense recognized for the first three months of fiscal year 2006.

4.	Restricted Cash

Beginning in February 2003, the Venezuelan government imposed restrictions on the acquisition and payment of foreign currencies. On December 14, 2006, the Company entered a Guaranty Agreement (the “Agreement”) with one of its customers located in Venezuela, Compania Anonima Nacional Telefonos De Venezuela (“CANTV”). Under the Agreement, CANTV recognized its debt to the Company of $950 related to an unpaid invoice and deposited this amount with the Company. The Agreement stipulates that the funds shall not be applied or used by the Company as total or partial payment of any unpaid invoices unless, within 365 days of the date of the Agreement, payment is not approved and made by the Venezuelan government. If such a payment on the unpaid invoice is made before December 14, 2007, the Company will return the funds. If payment is not made by December 14, 2007, the Company has the right to offset the unpaid invoice with the $950. These funds have been recorded as restricted cash by the Company

5.	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, as of December 31, 2006 and September 30, 2006 are as follows:

	December 31,	September 30,
	2006	2006
	(unaudited)
Trade receivables	$27,282	$25,839
Less: allowance for doubtful accounts	293	344

	$26,989	$25,495

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited, dollars in thousands, except share data)
6.	Inventories

The components of inventories consist of the following:

	December 31,	September 30,
	2006	2006
	(Unaudited)
Raw materials	$4,636	$6,335
Finished goods	7,545	7,845

	12,181	14,180
Less: reserve for obsolescence	(1,618)	(1,775)

	$10,563	$12,405

7.	Goodwill and Other Intangibles

Goodwill as of December 31, 2006 and September 30, 2006 is as follows:

	Fixed Cellular	Fixed Cellular
	Terminals	Phones	Total
Balance at September 30, 2006	$2,043	$—	$2,043
First quarter fiscal year 2007 activity:
Additional goodwill	—	563	563
Impairment of goodwill	—	(563)	(563)

Balance at December 31, 2006 (unaudited)	$2,043	$—	$2,043

On May 8, 2006, the Company acquired substantially all of the assets and assumed certain liabilities relating to the fixed wireless division of CSI Wireless Inc. and CSI Wireless LLC (together, the “Sellers” or “CSI”). Pursuant to earn-out provisions in the Asset Purchase Agreement (the “Purchase Agreement”) the Company is required to issue 150,990 additional shares of common stock to the Sellers. The value of these shares of common stock, $563, was recorded as additional goodwill to the Fixed Cellular Phones (FCP) segment. In fiscal year 2006, it was determined that all of the goodwill attributed to the FCP segment was impaired and a charge was taken to operations. Accordingly, this additional goodwill was also determined to be impaired and the charge of $563 was taken in the first quarter of fiscal year 2007.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited, dollars in thousands, except share data)
Other intangible assets as of December 31, 2006 and September 30, 2006 are as follows:

	December 31, 2006			September 30, 2006
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Other Intangible Assets:
Capitalized technology	$3,840	$(2,580)	$1,260	$3,840	$(2,250)	$1,590
Customer relationships	3,070	(1,819)	1,251	3,070	(637)	2,433
Other	293	(111)	182	293	(69)	224

Total other intangible assets (unaudited)	$7,203	$(4,510)	$2,693	$7,203	$(2,956)	$4,247

As of December 31, 2006, the Company reviewed the estimated lives of the intangible assets it purchased from CSI on May 8, 2006. It was determined that a portion of one customer relationship is no longer realizable. The estimated life of the intangible asset has been adjusted resulting in an additional amortization charge of $800 for the three months ended December 31, 2006. The effect of this change was to reduce earnings per share by $.04.

8	Line of Credit

On June 27, 2006, the Company entered into a two year Loan and Security Agreement (the “Line of Credit Agreement”) and a Non-Recourse Receivable Purchase Agreement (the “Receivable Purchase Agreement”) with Silicon Valley Bank (SVB). The Line of Credit Agreement provides for a working capital line of credit secured by accounts receivable with borrowings based upon eligible accounts receivable at 80% of their face value. The Receivable Purchase Agreement provides for the sale of accounts receivable to SVB. Each agreement has a credit limit of $10,000 and there is an aggregate credit limit of $15,000 covering borrowings under both agreements. At December 31, 2006, the Company had outstanding borrowings of $3,503 under the Line of Credit Agreement. The Company will repay the loan as receivables are collected. Interest charged under the agreements can vary from SVB’s prime rate to SVB’s prime rate plus 2%.

In connection with the agreements, the Company issued 320,856 warrants to purchase or convert into the Company’s Common Stock. The warrants are exercisable immediately at $1.87 per share and were valued at $356 using the Black-Scholes pricing model. The value of the warrants has been recorded as a loan origination fee and is being amortized over the term of the agreements.

9.	Commitments

On April 28, 2006, the Company entered into an agreement with ACT Electronics, Inc. (“ACT”) under which ACT will provide fulfillment services and manufacture final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from ACT against amounts owed to ACT by the Company. As of December 31, 2006, the Company had $10,802 in open purchase commitments pursuant to this agreement.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited, dollars in thousands, except share data)
On September 11, 2006, the Company entered into an agreement with Speedy-Tech Electronics Ltd. (“Speedy”) relating to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from Speedy against amounts owed to Speedy by the Company. As of December 31, 2006, the Company had $587 in open purchase commitments pursuant to this agreement.

10.	Segment and Major Customer Disclosures

The Company has two reportable business segments: Fixed Cellular Terminals (FCT) and Fixed Cellular Phones (FCP). The FCT segment consists of feature-rich, high end fixed cellular terminals, including the Telguard family of products and services. The FCP consists of high-volume, low cost fixed cellular phones.

The FCT market is mostly in North America and consists of vertical applications ranging from wireless residential and commercial alarm systems to machine-to-machine and portable dial tone applications. The FCP market is prevalent in countries outside of North America with low fixed line penetration.

Summarized below are the Company’s revenues and net income (loss) by reportable segment.

	Three Months Ended December 31,
	2006	2005
Revenue:
Fixed Cellular Terminals	$14,570	$7,139
Fixed Cellular Phones	8,072	16,624

	$22,642	$23,763

Net Income (Loss):
Fixed Cellular Terminals	$790	$606
Fixed Cellular Phones	(2,899)	(2,013)
Non-segment other income (expense)	(37)	149

	$(2,146)	$(1,258)

For the three months ended December 31, 2006, the Company had two customers that accounted for 43% of the FCT revenues. These customers were located in the United States.

For the three months ended December 31, 2006, the Company had three customers that accounted for 74% of the FCP revenues. These customers are located in Mexico (43%), Guatemala (16%) and Venezuela (15%).

Total export sales for the three months ended December 31, 2006 were 40% of total revenues. FCT export sales for the three months ended December 31, 2006 were 5% of total revenues and FCP export sales for the three months ended December 31, 2006 were 35% of total revenues.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited, dollars in thousands, except share data
11.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2006	2005
Supplemental disclosure of cash flow information:
Interest paid	$72	$—
Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock awarded as director compensation - 18,072 shares	$45	$—
12. Business Combination

On May 8, 2006, the Company acquired substantially all of the assets and assumed certain liabilities relating to the fixed wireless division of CSI Wireless Inc. and CSI Wireless LLC (together, the “Sellers”). The Company believes that this acquisition provides important strategic benefits. As a result of the acquisition, the Company established a greater presence with key customers in India and Latin America and obtained advanced technology for wireless public telephony. Pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), the Company paid $3,044 in cash and issued 1,931,745 shares of its common stock with a fair value of $5,505 as consideration in the acquisition. In addition the Company incurred $851 in direct costs related to the acquisition and recorded $197 of liabilities in connection with the purchase. Depending on future performance, the Company may be required to issue up to 1,159,047 additional shares of common stock to the Sellers pursuant to two earn-out provisions contained in the Purchase Agreement. The purchase was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. The Company’s Statements of Operations include the results of operations for the purchased assets and liabilities since May 8, 2006.

The initial preliminary aggregate purchase price was $9,400, consisting of $3,044 of cash, 1,931,745 shares of the Company’s Common Stock valued at $5,505 and direct costs of the acquisition of $851. The fair value of the common stock was determined based on the average market price of the Company’s Common Stock over the five day period ended two days after the terms of the Purchase Agreement were finalized. In the first quarter of fiscal year 2007, an additional $563 of increased purchase price was recorded as goodwill and as a liability to be paid to the Sellers pursuant to one of the earn-out provisions of the Purchase Agreement. Accordingly, 150,990 shares of the Company’s common stock will be issued to the Sellers. The fair value of the common stock was determined based on the average market price of the Company’s common stock over the five day period ended two days after December 31, 2006. The additional goodwill was determined to be impaired and a charge of $563 was recorded to operations in the first quarter of fiscal year 2007. See financial statement footnote 7. The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition, including the additional value of the earn-out:

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited, dollars in thousands, except share data)

May 8, 2006
Inventory	$69
Prepaid expenses and deposits	112
Property and equipment	2,349
Acquired technology	840
Customer relationships	3,070
Other intangible assets	293
Goodwill	4,097

Total assets acquired	10,830

Reserve on purchase orders commitments	517
Accrued warranty reserve	40
Capital lease obligations	113
Liabilities in connection with the purchase	197

Total liabilities assumed	867

Net assets acquired	$9,963

The following summarized unaudited pro forma financial information for the three months ended December, 2005, assumes the acquisition occurred as of October 1, 2005:

Net revenues	$33,995
Net loss	(1,586)
Basic and diluted net loss per common share	$(0.09)
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
Based upon trends noted from data collected in the above areas, such as improved economic conditions in Latin America and substantial growth in the adoption of Fixed Wireless in Asia and the United States, the Company believes that the market for Fixed Cellular will experience substantial growth over the next five years.
The Company operates two businesses organized into separate reporting segments: Fixed Cellular Terminals (FCT) and Fixed Cellular Phones (FCP). The Company is focusing additional resources on the FCT business where the introduction of TELGUARD® digital products continues to drive FCT sales above FCP sales. We have been in the process of transitioning the Company to focus on our TELGUARD® higher value business and are transforming the FCP business into a cash-generating segment.
The FCT market is primarily in North and South America and consists of a number of vertical applications ranging from wireless residential and commercial alarm systems addressed by TELGUARD® to internet access provided by PHONCELL® FCT’s. The FCT market is addressed primarily through indirect channels consisting of distributors, representatives and agents along with in house sales and customer support teams.
The FCP market is prevalent in countries outside of North America with low fixed line penetration. Cellular carriers offering services in this market are price driven as they target residential and small business markets where equipment subsidies are often used to reach the requisite end user price points. The FCP market is extremely competitive and we are taking actions in the market, including differentiating our products. We pursue the FCP market through direct sales and localized distribution support to a tightly focused set of wireless network operators with high volume potential.
The Company generates most of its revenue by making and selling products. It recognizes revenue when its products ship from various manufacturing locations to customers. Although the Company has a broad base of customers worldwide, much of its revenue is generated from large contracts, the timing of which is often unpredictable.

The Company’s operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company’s operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements that are set forth in Exhibit 99 to the Company’s Form 10-K for the fiscal year end September 30, 2006.
Results of Operations
First quarter fiscal year 2007 compared to first quarter fiscal year 2006
Net product sales. Net product sales of $18.9 million for the three months ended December 31, 2006, decreased 11% compared to the same period last year.
TELGUARD® Terminal Products. Sales of TELGUARD® products increased 334%, or $6.4 million, to $8.4 million during the first quarter of fiscal year 2007 compared to the same period of fiscal year 2006. This increase is due primarily increased market penetration resulting from lower cost digital products.
Terminal Products (exclusive of TELGUARD® products). Sales of terminal products decreased 8%, or $0.2 million, to $2.5 million during the first quarter of fiscal year 2007 compared to the same period of fiscal year 2006. This decrease was primarily the result of decreased sales volume for export sales.
Phone Products. Sales of FCP products during the first quarter of fiscal year 2007 of $8.1 million decreased 51%, or $8.6 million, over the same period last year primarily as a result of decreased volumes to Latin America and the Asia markets.
Service revenue. Service revenue increased 48% to $3.8 million during the first quarter of fiscal year 2007 from $2.5 million during the same period last year. The increase is primarily the result of the increased services related to TELGUARD® products sold during the first quarter of fiscal year 2007.
Gross margin. Gross margin for the three months ended December 31, 2006 of $6.2 million, or 27% of total revenue, compares to $4.7 million, or 20% of total revenue, for the same period last year. The increase in gross margin as a percentage of total revenue is the result of an increased mix of TELGUARD® product sales and services.
Engineering and development expenses. Engineering and development expenses of $2.0 million for the three months ended December 31, 2006, increased 16%, or $0.2 million compared to the same period of fiscal year 2006. The increase is due to an increase in outside contract engineering that was used to augment engineering resources and an increase in compensation expense as a result of the addition of former CSI employees.
Selling and marketing expenses. Selling and marketing expenses of $2.9 million for the three months ended December 31, 2006, decreased 5% compared to the same period of fiscal year 2006. This decrease reflects a reduction in co-op marketing expenses and reduced agent and employee commissions.
General and administrative expenses. General and administrative expenses of $1.4 million for the three months ended December 31, 2006, increased 11% compared to the same period of fiscal year 2006. This increase was primarily due to increased outside professional fees of $0.1 million, the allocation of idle plant capacity to general and administrative expenses of $0.1 million and the decrease in travel and general office expenses of $0.1 million.
Amortization. Amortization expense of $1.6 million for the three months ended December 31, 2006, increased 936% compared to the same period of fiscal year 2006. This increase was the result of additional amortization associated with the intangible assets purchased in the May 8, 2006 acquisition of the fixed wireless division business of CSI Wireless Inc.
Goodwill impairment. Goodwill impairment loss of $0.6 million for the three months ended December 31, 2006, compares to no loss in the same period of fiscal year 2006. This loss in the current period resulted from the allocation of $0.6 million to goodwill relating to an earn-out provision contained in the Purchase Agreement with CSI (see financial statement footnote 7). This additional goodwill was related to the FCP segment, all of which was determined to be impaired in fiscal 2006. Accordingly, this goodwill was taken as an impairment charge in the first quarter of fiscal year 2007.

Net loss. The Company recorded a net loss of $2.1 million for the first quarter of fiscal year 2007 compared to a net loss of $1.3 million for the first quarter of fiscal year 2006. The increase in net loss this year is the result of increased operating expenses, including increased amortization and the goodwill impairment loss, partially offset by increased gross margin. Net income in the first quarter from the FCT segment of $0.8 million compares to net income of $1.0 million last year. Net loss in the first quarter from the FCP segment was $2.9 million compared to net loss of $2.3 million last year.
Net loss per Common Share. Net loss per share of $0.12 for the first quarter of fiscal year 2007 compares to net loss per share of $0.08 for the third quarter of fiscal year 2006.
Financial Position
Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On December 31, 2006, the Company had $7.8 million of unrestricted cash and cash equivalents and a working capital surplus of $27.4 million.
The Company generated $1.9 million of cash from operations during the first three months of fiscal year 2007 compared to cash used of $6.2 million during the same period of fiscal year 2006. Cash provided by operations during the first three months of fiscal year 2007 includes $2.1 million of the net loss, offset by $2.8 million of non-cash charges and $1.3 million due to net favorable changes in working capital, primarily from decreases in inventories and prepaid expenses and other assets. The decrease in inventories resulted from favorable timing of customer orders to factory orders and the ongoing Company strategy to limit inventory growth.
The FCT segment generated $2.1 million of cash from operations during the first three months of fiscal year 2007 compared to $1.0 million for the same period of fiscal year 2006. The FCP segment used $0.2 million of cash from operations during the first three months of fiscal year 2007 compared to $6.8 million of cash used in operations for the same period of fiscal year 2006.
Cash of $1.1 million was used in investing activities during the first three months of fiscal year 2007 compared to cash generated from investing activities of $4.5 million during the same period of the prior year, a net decrease of $5.6 million. This decrease was due to (1) the sale of $7.4 million of marketable securities which generated cash in the first quarter of fiscal year 2006 compared to the sale of $0.0 million in the same period of fiscal year 2007, (2) a $1.0 million decrease in restricted cash period over period, and (3) $0.8 million less expended for the acquisition of property and equipment. The $0.9 million of purchased property and equipment in the first three months of fiscal year 2006 was primarily due to the acquisition of manufacturing equipment at the Company’s contract manufacturers.
The increase in cash provided by financing activities of $0.2 million in the first three months of fiscal year 2007 when compared to the same period of the prior year resulted from borrowings under the line of credit with Silicon Valley Bank (see financial statement footnote 8).
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

Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2006 and September 30, 2006, the inventory reserves were $1.6 million and $1.8 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
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
The words “estimate”, “project”, “intend”, “expect”, “believe”, “target” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management’s Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company is not obligated to and expressly disclaims any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Other risks and uncertainties are discussed in Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 which is hereby incorporated by reference.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes regarding the Company’s market risk position from the information provided in its Annual Report on From 10-K for the fiscal year ended September 30, 2006.
The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of December 31, 2006.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. To reduce its exposure to the credit risks of international customers, with the exception of customers with ownership interests by credit-worthy, primarily US-based companies, the Company generally receives payment prior to shipment, receives irrevocable letters of credit that are confirmed by U.S. banks, or purchases commercial credit insurance. In rare instances, the Company extends credit to foreign customers without the protection of prepayments, letters of credits or credit insurance. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible. Because of the steps taken above to mitigate credit risks of international customers, the Company believes that its exposure to credit risk is not material.
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
During the quarter ended December 31, 2006, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, each promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Shareholders on January 30, 2007, the Shareholders of the Company entitled to vote thereon elected the following individuals as Directors of the Company (total shares eligible to vote were 18,067,745; total shares voted were 15,741,351):

Name	For	Withheld
John E. Berndt	15,541,926	199,425
Larry J. Ford	15,603,895	137,456
Michael J. Boyle	15,604,913	136,438
Daniel D. Giacopelli	15,591,090	150,261
Brian J. Clucas	15,546,201	195,150
Lawrence S. Barker	15,606,285	135,066
Kevin J. Wiley	15,607,235	134,116
Item 6. EXHIBITS
The following documents are filed as Exhibits to this report:

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation

Date February 6, 2007	By:	/s/ Michael J. Boyle

Michael J. Boyle
President & Chief Executive Officer

Date February 6, 2007		/s/ Jeffrey L. Herrmann

Jeffrey L. Herrmann
Executive Vice President, Chief Operating Officer
& Chief Financial Officer

Date February 6, 2007		/s/ Robert Deering

Robert Deering
Controller & Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith