Form 10-Q
period 2007-03-31
TELULAR CORP
filed 2007-05-04
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ______ to ______.
Commission File Number 0-23212
Telular Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3885440 (I.R.S. Employer Identification No.)
311 South Wacker Drive, Suite 4300, Chicago, Illinois 60606-6622
(Address of principal executive offices and zip code)
(312) 379-8397
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
Yes ☐       No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01, as of April 20, 2007, the latest practicable date, was 18,239,807 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	September 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,962	$6,799
Restricted cash	950	—
Trade accounts receivable, net	21,570	25,495
Inventories, net	8,082	12,405
Prepaid expenses and other current assets	511	1,887

Total current assets	39,075	46,586

Property and equipment, net	4,028	4,625
Other assets:
Goodwill	2,043	2,043
Other intangible assets, net	1,496	4,247
Deposits and other	364	436

Total other assets	3,903	6,726

Total assets	$47,006	$57,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,953	$9,488
Accrued liabilities	5,236	6,324
Working capital line of credit	—	3,313

Total current liabilities	11,189	19,125

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 18,239,807 and 18,066,411 outstanding at March 31, 2007 and September 30, 2006, respectively	182	181
Additional paid-in capital	169,840	168,852
Deficit	(134,205)	(130,221)

Total stockholders’ equity	35,817	38,812

Total liabilities and stockholders’ equity	$47,006	$57,937

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Revenue
Net product sales	$16,723	$21,703	$35,604	$42,933
Service revenue	4,228	2,660	7,989	5,193

Total revenue	20,951	24,363	43,593	48,126

Cost of sales
Net product cost of sales	13,201	19,000	27,431	36,721
Service cost of sales	2,204	1,422	4,420	2,803

Total cost of sales	15,405	20,422	31,851	39,524

Gross margin	5,546	3,941	11,742	8,602

Operating expenses
Engineering and development expenses	1,932	1,877	3,921	3,595
Selling and marketing expenses	2,859	2,448	5,711	5,434
General and administrative expenses	1,453	1,515	2,802	2,729
Amortization	1,198	150	2,751	300
Goodwill impairment loss	—	—	563	—

Total operating expenses	7,442	5,990	15,748	12,058

Loss from operations	(1,896)	(2,049)	(4,006)	(3,456)

Other income, net	58	116	22	265

Net loss	$(1,838)	$(1,933)	$(3,984)	$(3,191)

Net loss per common share:
Basic	$(0.10)	$(0.12)	$(0.22)	$(0.20)
Diluted	$(0.10)	$(0.12)	$(0.22)	$(0.20)

Weighted average number of common shares outstanding:
Basic	18,126,714	16,133,518	18,097,779	16,126,890
Diluted	18,126,714	16,133,518	18,097,779	16,126,890
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

		Additional		Total
	Common	Paid-In		Stockholders’
	Stock	Capital	Deficit	Equity
Balance at September 30, 2006	$181	$168,852	$(130,221)	$38,812

Comprehensive income:
Net loss for period from October 1, 2006 to March 31, 2007	—	—	(3,984)	(3,984)

Stock based compensation expense	—	370	—	370
Stock options exercised	—	11	—	11
Restricted stock award	—	45	—	45
Stock issued in connection with CSI earn-out	1	562	—	563

Balance at March 31, 2007	$182	$169,840	$(134,205)	$35,817

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2007	2006
Operating Activities:
Net loss	$(3,984)	$(3,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	881	808
Amortization	2,751	300
Goodwill impairment loss	563	—
Stock based compensation expense	389	450
Common stock issued for services	—	9
Loss on disposal of assets	54	—
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	3,925	(9,659)
Inventories	4,323	(1,019)
Prepaid expenses and other assets	1,474	(367)
Trade accounts payable	(3,535)	5,280
Accrued liabilities	(1,088)	1,257

Net cash provided by (used in) operating activities	5,753	(6,132)

Investing Activities:
Acquisition of property and equipment	(338)	(1,024)
Proceeds from sale of marketable securities	—	12,075
Increase in restricted cash	(950)	(2,000)

Net cash provided by (used in) investing activities	(1,288)	9,051

Financing Activities:
Expenditures related to the issuance of common stock	—	(21)
Proceeds from the exercise of stock options	11	51
Proceeds from the working capital line of credit	5,737	—
Payment on the working capital line credit	(9,050)	—

Net cash provided by (used in) financing activities	(3,302)	30

Net increase in cash and cash equivalents	1,163	2,949

Cash and cash equivalents, beginning of period	$6,799	$10,023

Cash and cash equivalents, end of period	$7,962	$12,972

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited, dollars in thousands, except share data)
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the six months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2007. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006.
2.	Earnings Per Share
Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share was 18,126,714 and 16,133,518, for the three months ended March 31, 2007 and 2006, respectively. The weighted average number of common shares outstanding for computation of basic and diluted earnings per share was 18,097,779 and 16,126,890, for the six months ended March 31, 2007 and 2006, respectively.
The shares outstanding used to compute diluted earnings per share for the three and six months ended March 31, 2007 and 2006 excluded the following stock options and warrants because their inclusion in the computation would have been antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Stock options	1,801,345	1,565,531	1,801,345	1,565,531
Warrants	3,020,848	2,699,992	3,020,848	2,699,992

	4,822,193	4,265,523	4,822,193	4,265,523

3.	Stock Based Compensation
The Company has an officer and employee stock incentive plan and a non-employee director stock incentive plan. The costs of stock options granted is calculated based on their grant date fair value and recognized over the vesting period. The fair value of stock options granted and warrants issued is estimated at the grant date or issuance date using a Black-Scholes stock option valuation model. Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of the Company’s

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited, dollars in thousands, except share data )
common stock, a risk-free interest rate, a dividend yield on the Company’s common stock and the expected term of the option.
On October 31, 2006, the Company issued restricted stock awards to all outside directors. This restricted stock has trading limitations which will be removed on October 31, 2007. The total value of these awards was $45 based on the price of the Company’s common stock on the date of issuance. The cost will be taken as a charge to operating expenses on a pro-rata basis over the twelve month period. There was no similar grant made in fiscal year 2006.
During the three and six month periods ended March 31, 2007 and 2006, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Stock based compensation:
Stock options	$167	$238	$370	$450
Restricted stock	11	—	19	—

	$178	$238	$389	$450

4.	Restricted Cash
Beginning in February 2003, the Venezuelan government imposed restrictions on the acquisition and payment of foreign currencies. On December 14, 2006, the Company entered a Guaranty Agreement (the “Agreement”) with one of its customers located in Venezuela, Compania Anonima Nacional Telefonos De Venezuela (“CANTV”). Under the Agreement, CANTV recognized its debt to the Company of $950 related to an unpaid invoice and deposited this amount with the Company. The Agreement stipulates that the funds shall not be applied or used by the Company as total or partial payment of any unpaid invoices unless, within 365 days of the date of the Agreement, payment is not approved and made by the Venezuelan government. If such a payment on the unpaid invoice is made before December 14, 2007, the Company will return the funds. If payment is not made by December 14, 2007, the Company has the right to offset the unpaid invoice with the $950. These funds have been recorded as restricted cash by the Company.
5.	Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, as of March 31, 2007 and September 30, 2006 are as follows:

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited, dollars in thousands, except share data)

	March 31,	September 30,
	2007	2006
	(Unaudited)

Trade receivables	$21,868	$25,839
Less: allowance for doubtful accounts	298	344

	$21,570	$25,495

6.	Inventories
The components of inventories consist of the following:

	March 31,	September 30,
	2007	2006
	(Unaudited)

Raw materials	$4,482	$6,335
Finished goods	5,761	7,845

	10,243	14,180

Less: reserve for obsolescence	(2,161)	(1,775)

	$8,082	$12,405

7.	Goodwill and Other Intangibles
Goodwill as of March 31, 2007 and September 30, 2006 is as follows:

	Fixed Cellular	Fixed Cellular
	Terminals	Phones	Total
Balance at September 30, 2006	$2,043	$—	$2,043

2007 activity:
Additional goodwill	—	563	563
Impairment of goodwill	—	(563)	(563)

Balance at March 31, 2007 (unaudited)	$2,043	$—	$2,043

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited, dollars in thousands, except share data)
On May 8, 2006, the Company acquired substantially all of the assets and assumed certain liabilities relating to the fixed wireless division of CSI Wireless Inc. and CSI Wireless LLC (together, the “Sellers” or “CSI”). Pursuant to an earn-out provision in the Asset Purchase Agreement (the “Purchase Agreement”) the Company recognized an obligation to issue additional shares of common stock during the first quarter of fiscal year 2007, and subsequently, issued 150,990 additional shares of common stock to the Sellers in the second quarter of fiscal year 2007. The value of these shares of common stock, $563, was recorded as additional goodwill to the Fixed Cellular Phones (FCP) segment. In fiscal year 2006, it was determined that all of the goodwill attributed to the FCP segment was impaired and a charge was taken to operations. Accordingly, this additional goodwill was also determined to be impaired and the charge of $563 was taken in the first quarter of fiscal year 2007.
Other intangible assets as of March 31, 2007 and September 30, 2006 are as follows:

	March 31, 2007			September 30, 2006
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Other Intangible Assets:
Capitalized technology	$3,840	$(2,910)	$930	$3,840	$(2,250)	$1,590
Customer relationships	3,070	(2,645)	425	3,070	(637)	2,433
Other	293	(152)	141	293	(69)	224

Total other intangible assets	$7,203	$(5,707)	$1,496	$7,203	$(2,956)	$4,247

In the first quarter of fiscal year 2007, the Company reviewed the estimated lives of the intangible assets it purchased from CSI on May 8, 2006. It was determined that a portion of one customer relationship was no longer realizable. As a result, an additional amortization charge of $572 and $1,372 was recorded for the three and six months ended March 31, 2007, respectively. The effect of this change in the estimated life of the intangible was to reduce net income by $572 and $1,372 and reduce earnings per share by $.03 and $.08 for the three and six month periods ending March 31, 2007, respectively.
8	Line of Credit
On June 27, 2006, the Company entered into a two year Loan and Security Agreement (the “Line of Credit Agreement”) and a Non-Recourse Receivable Purchase Agreement (the “Receivable Purchase Agreement”) with Silicon Valley Bank (SVB). The Line of Credit Agreement provides for a working capital line of credit secured by accounts receivable with borrowings based upon eligible accounts receivable at 80% of their face value. The Receivable Purchase Agreement provides for the sale of accounts receivable to SVB. Each agreement has a credit limit of $10,000 and there is an aggregate credit limit of $15,000 covering borrowings or purchases under both agreements. The Company repays the loan as receivables are collected. Interest charged under the line of credit agreement can vary from SVB’s prime rate to SVB’s prime rate plus 2%. At March 31, 2007, the Company had no outstanding borrowings under the Line of Credit Agreement.
In connection with the agreements, the Company issued 320,856 warrants to purchase or convert into the Company’s Common Stock. The warrants are exercisable immediately at $1.87 per share and were valued at $356 using the Black-Scholes pricing model. The value of the warrants has been recorded as a loan origination fee and is being amortized over the term of the agreements.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited, dollars in thousands, except share data)
9.	Commitments
On April 28, 2006, the Company entered into an agreement with ACT Electronics, Inc. (“ACT”) under which ACT will provide fulfillment services and manufacture final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from ACT against amounts owed to ACT by the Company. As of March 31, 2007, the Company had $10,269 in open purchase commitments pursuant to this agreement.
On September 11, 2006, the Company entered into an agreement with Speedy-Tech Electronics Ltd. (“Speedy”) relating to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from Speedy against amounts owed to Speedy by the Company. As of March 31, 2007, the Company had $1,740 in open purchase commitments pursuant to this agreement.
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
Summarized below are the Company’s revenues and net income (loss) by reportable segment.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenue:
Fixed Cellular Terminals	$16,327	$7,351	$30,897	$14,490
Fixed Cellular Phones	4,624	17,012	12,696	33,636

	$20,951	$24,363	$43,593	$48,126

Net Income (Loss):
Fixed Cellular Terminals	$667	$378	$1,457	$983
Fixed Cellular Phones	(2,563)	(2,427)	(5,463)	(4,439)

Non-segment other income (expense)	58	116	22	265

	$(1,838)	$(1,933)	$(3,984)	$(3,191)

For the three month period ended March 31, 2007, the Company had three customers that accounted for 50% of the FCT revenues. These customers were located in the United States (39%) and in Mexico (11%). For the six month period ended March 31, 2007, the Company had two customers located in the United States that accounted for 41% of the FCT revenues.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited, dollars in thousands, except share data)
For the three months ended March 31, 2007, the Company had five customers that accounted for 98% of the FCP revenues. These customers are located in Mexico (43%), Guatemala (18%) El Salvador (14%), South Africa (11%) and the United States (12%). For the six month period ended March 31, 2007, the Company had three customers that accounted for 69% of the FCP revenues. These customers are located in Mexico (43%), Guatemala (17%) and Venezuela (9%).
Total export sales for the three and six month periods ended March 31, 2007 were 30% and 35% of total Company revenues, respectively. FCT export sales for the three and six month period ended March 31, 2007 were 10% and 8% of total Company revenues, respectively and FCP export sales for the three and six month periods ended March 31, 2007 were 20% and 27% of total revenues, respectively.
11.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2007	2006

Supplemental disclosure of cash flow information:
Interest paid	$106	$—

Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock awarded as director compensation - 18,072 shares	$45	$—
Common stock issued to CSI in connection with the earn-out provisions of the Purchase Agreement - 150,990 shares	$563	$—
12.	Business Combination
On May 8, 2006, the Company acquired substantially all of the assets and assumed certain liabilities relating to the fixed wireless division of CSI Wireless Inc. and CSI Wireless LLC (together, the “Sellers”). As a result of the acquisition, the Company established a greater presence with key customers in Latin America and obtained advanced technology for wireless public telephony. Pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), the Company initially paid $3,044 in cash and issued 1,931,745 shares of its common stock with a fair value of $5,505 as consideration in the acquisition. In addition the Company incurred $851 in direct costs related to the acquisition and recorded $197 of liabilities in connection with the purchase. Earn-out provisions of the transaction may require the Company to issue additional shares of common stock at measurement dates through June 30, 2007. The purchase was accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. The Company’s Statements of Operations include the results of operations for the purchased assets and liabilities since May 8, 2006.
The initial preliminary aggregate purchase price was $9,400, consisting of $3,044 of cash, 1,931,745 shares of the Company’s Common Stock valued at $5,505 and direct costs of the acquisition of $851. The fair value of the common stock was determined based on the average market price of the Company’s Common Stock over the five day period ended two days after the terms of the Purchase Agreement were finalized. In the first quarter of fiscal year 2007, an additional $563 of increased purchase price was recorded as goodwill and as a liability to be

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited, dollars in thousands, except share data)
settled with common stock of the Company pursuant to one of the earn-out provisions of the Purchase Agreement. In the second quarter of fiscal year 2007, the Company issued 150,990 of its common stock to the Sellers in settlement of the earn-out liability. The fair value of the common stock was determined based on the average market price of the Company’s common stock over the five day period ended two days after December 31, 2006. The additional goodwill was determined to be impaired and a charge of $563 was recorded to operations in the first quarter of fiscal year 2007. See financial statement footnote 7. The final earn-out measurement date is June 30, 2007, and the Company currently expects that it will not be required to issue additional shares of common stock. The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition, including the additional value of the earn-out:

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

The following summarized unaudited pro forma financial information for the three and six months ended March 31, 2006, assumes the acquisition occurred as of October 1, 2005:

	Three Months	Six Months
	Ended March 31,	Ended March 31,
	2006	2006

Net revenues	$30,057	$64,052
Net loss	(3,279)	(4,907)
Basic and diluted net loss per common share	$(0.18)	$(0.27)
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
The Company operates two businesses organized into separate reporting segments: Fixed Cellular Terminals (FCT) and Fixed Cellular Phones (FCP). The Company is focusing additional resources on the FCT business where the introduction of TELGUARD ® digital products continues to drive FCT sales above FCP sales. We have been in the process of transitioning the Company to focus on our TELGUARD ® higher value business and are transforming the FCP business into a cash-generating segment.
The FCT market is primarily in North and South America and consists of a number of vertical applications ranging from wireless residential and commercial alarm systems addressed by TELGUARD ® to Internet access provided by PHONECELL ® FCT’s. The FCT market is addressed primarily through indirect channels consisting of distributors, representatives and agents along with in-house sales and customer support teams.
The FCP market is prevalent in countries outside of North America with low fixed line penetration. Cellular carriers offering services in this market are price driven as they target residential and small business markets where equipment subsidies are often used to reach the requisite end user price points. The FCP market is extremely competitive and we are taking actions in the market in order to differentiate our products. We pursue the FCP market through direct sales and localized distribution support to a tightly focused set of wireless network operators with high volume potential.
The Company generates its revenue by making and selling products and providing services related to those products. It recognizes revenue when its products ship from various manufacturing locations to customers and when the service is performed. Although the Company has a broad base of customers worldwide, much of its FCP revenue is generated from large contracts, the timing of which is often unpredictable.

The Company’s operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company’s operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements that are set forth in Exhibit 99 to the Company’s Form 10-K for the fiscal year ended September 30, 2006.
Results of Operations
Second quarter fiscal year 2007 compared to second quarter fiscal year 2006
Net product sales. Net product sales of $16.7 million for the three months ended March 31, 2007, decreased 23% compared to the same period last year.
TELGUARD ® Terminal Products. Sales of TELGUARD ® products increased 257%, or $6.1 million, to $8.5 million during the second quarter of fiscal year 2007 compared to the same period of fiscal year 2006. This increase is due primarily increased market penetration resulting from lower cost TELGUARD ® digital products.
Terminal Products (exclusive of TELGUARD ® products). Sales of terminal products increased 55%, or $1.3 million, to $3.6 million during the second quarter of fiscal year 2007 compared to the same period of fiscal year 2006. This increase was primarily the result of increased sales in developing markets where end users are increasingly using our products for Internet access and to allow legacy telephone equipment to utilize wireless networks.
Phone Products. Sales of FCP products during the second quarter of fiscal year 2007 of $4.6 million decreased 73% or $12.3 million, over the same period last year as a result of a decline in global demand for CDMA-based products as well as increased competition.
Service revenue. Service revenue increased 59% to $4.2 million during the second quarter of fiscal year 2007 from $2.7 million during the same period last year. The increase is primarily the result of the increased services related to TELGUARD ® products cumulatively activated over the past 12 months.
Gross margin. Gross margin for the three months ended March 31, 2007 of $5.5 million, or 26% of total revenue, compares to $3.9 million, or 16% of total revenue, for the same period last year. The increase in gross margin as a percentage of total revenue is the result of an increased mix of TELGUARD ® product and services in the Company’s revenues.
Engineering and development expenses. Engineering and development expenses of $1.9 million for the three months ended March 31, 2007, increased 3%, or $0.1 million compared to the same period of fiscal year 2006. The increase is primarily due to severance charges related to the Company’s reduction in workforce.
Selling and marketing expenses. Selling and marketing expenses of $2.9 million for the three months ended March 31, 2007, increased 17% compared to the same period of fiscal year 2007. This increase reflects the severance charges for the reduction in workforce and an increase in expenses related to a distributor rebate program in the FCT segment.
General and administrative expenses. General and administrative expenses of $1.5 million for the three months ended March 31, 2007, decreased 4%, or $0.1 million compared to the same period of fiscal year 2006. This decrease was primarily due to a decrease in legal expenses related to corporate development activities in fiscal year 2006.
Amortization. Amortization expense of $1.2 million for the three months ended March 31, 2007, increased 699% compared to the same period of fiscal year 2006. This increase was the result of amortization associated with intangible assets purchased in the May 8, 2006 acquisition of the fixed wireless division business of CSI Wireless Inc.
Net loss. The Company recorded a net loss of $1.8 million for the second quarter of fiscal year 2007 compared to a net loss of $1.9 million for the second quarter of fiscal year 2006. The decrease in net loss this year is the result of increased gross margins offset by increases in operating expenses and amortization. Net income in the second quarter from the FCT segment of $0.7 million compares to net income of $0.4 million last year. Net loss in the second quarter from the FCP segment was $2.6 million compared to net loss of $2.4 million last year.

Net loss per Common Share. Net loss per share of $0.10 for the second quarter of fiscal year 2007 compares to net loss per share of $0.12 for the second quarter of fiscal year 2006.
First six months fiscal year 2007 compared to first six months fiscal year 2006
Net product sales. Net product sales of $35.6 million for the six months ended March 31, 2007, decreased 17% compared to the same period last year.
TELGUARD ® Terminal Products. Sales of TELGUARD ® products increased 291%, or $12.6 million, to $16.9 million during the first six months of fiscal year 2007 compared to the same period of fiscal year 2006. This increase is due primarily to increased market penetration resulting from lower cost TELGUARD ® digital products.
Terminal Products (exclusive of TELGUARD ® products). Sales of terminal products increased 21%, or $1.1 million, to $6.0 million during the first six months of fiscal year 2007 compared to the same period of fiscal year 2006. This increase was primarily the result of increased sales in developing markets where end users are increasingly using our products for Internet access and to allow legacy telephone equipment to utilize wireless networks.
Phone Products. Sales of FCP products during the first six months of fiscal year 2007 of $12.7 million decreased 62% or $20.7 million, over the same period last year as a result of a decline in global demand for CDMA-based products as well as increased competition.
Service revenue. Service revenue increased 54% to $8.0 million during the first six months of fiscal year 2007 from $5.2 million during the same period last year. The increase is primarily the result of the increased services related to TELGUARD ® products cumulatively activated during the period.
Gross margin. Gross margin for the six months ended March 31, 2007 of $11.7 million, or 27% of total revenue, compares to $8.6 million, or 18% of total revenue, for the same period last year. The increase in gross margin as a percentage of total revenue is the result of an increased mix of TELGUARD ® product and services in the Company’s revenues.
Engineering and development expenses. Engineering and development expenses of $3.9 million for the six months ended March 31, 2007, increased 9%, or $0.3 million compared to the same period of fiscal year 2006. The increase is due to severance charges related to the Company’s reduction in workforce, an increase in outside contract engineering that was used to augment engineering resources and an increase in compensation expense as a result of the addition of former CSI employees.
Selling and marketing expenses. Selling and marketing expenses of $5.7 million for the six months ended March 31, 2007, increased 5% compared to the same period of fiscal year 2007. This increase reflects the severance charges for the reduction in workforce and an increase in expenses related to a distributor marketing program in the FCT segment.
General and administrative expenses. General and administrative expenses of $2.8 million for the six months ended March 31, 2007, increased 3%, or $0.1 million compared to the same period of fiscal year 2006. This increase was primarily due to the allocation of idle plant capacity to general and administrative expenses offset by a decrease in professional fees.
Amortization. Amortization expenses of $2.8 million for the six months ended March 31, 2007, increased 817% compared to the same period of fiscal year 2006. This increase was the result of amortization associated with intangible assets purchased in the May 8, 2006 acquisition of the fixed wireless division business of CSI Wireless Inc.
Goodwill impairment Goodwill impairment loss of $0.6 million for the six months ended March 31, 2007, compares to no loss in the same period of fiscal year 2006. This loss in the current period resulted from the allocation of $0.6 million to goodwill relating to an earn-out provision contained in the Purchase Agreement with CSI (see financial statement footnote 7). This additional goodwill was related to the FCP segment, all of which was determined to be impaired in fiscal 2006. Accordingly, this goodwill was taken as an impairment charge in the first quarter of fiscal year 2007.

Net loss. The Company recorded a net loss of $4.0 million for the first six months of fiscal year 2007 compared to a net loss of $3.2 million for the first six months of fiscal year 2006. The increase in net loss this year is primarily the result of increased amortization, offset by increased gross margin. Net income in the first six months quarter from the FCT segment of $1.5 million compares to net income of $1.0 million last year. Net loss in the first six months from the FCP segment was $5.5 million compared to net loss of $4.4 million last year
Net loss per Common Share. Net loss per share of $0.22 for the first six months of fiscal year 2007 compares to net loss per share of $0.20 for the same period of fiscal year 2006.
Financial Position
Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On March 31, 2007, the Company had $7.9 million of unrestricted cash and cash equivalents and a working capital surplus of $27.9 million.
The Company generated $5.8 million of cash from operations during the first six months of fiscal year 2007 compared to cash used of $6.1 million during the same period of fiscal year 2006. Cash provided by operations during the first six months of fiscal year 2007 includes $4.0 million of the net loss, offset by $4.6 million of non-cash charges and $5.1 million due to net favorable changes in working capital as follows: (1) a decreases in trade accounts receivable as a result of more timely collections of existing receivables; (2) a decrease in inventories as a result of better management of production schedules, thereby limiting inventory growth; (3) a decrease in prepaid expenses and other assets primarily as a result of applying a prepayment made to our Contract Manufacturer for outstanding invoices, (4) a decrease in trade payables from reduced production, mainly in the FCP segment and (5) a decrease in accrued liabilities resulting from the timing of payments.
The FCT segment generated $1.6 million and $3.7 million of cash from operations during the three and six month periods ended March 31, 2007, respectively. The FCP segment generated $1.7 million and 2.1 million of cash from operations primarily from the improved collection of trade accounts receivable during the three and six month periods ended March 31, 2007, respectively.
Cash of $1.3 million was used in investing activities during the first six months of fiscal year 2007 compared to cash generated from investing activities of $9.1 million during the same period of the prior year, a net decrease of $10.4 million. This decrease was due to (1) the sale of $12.1 million of marketable securities which generated cash in the first six months of fiscal year 2006 compared to no sales of marketable securities in the same period of fiscal year 2007, (2) a $1.0 million decrease in restricted cash period over period, and (3) $0.7 million less used for the acquisition of property and equipment.
Cash of $3.3 million was used in financing activities in the first six months of fiscal year 2007 to pay down the working line of credit with Silicon Valley Bank. There were no borrowings under this credit facility in the same period of the prior year (see financial statement footnote 8).
Based upon its current operating plan, the Company believes its existing capital resources, including the line of credit with Silicon Valley Bank, will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the volatility of demand in certain of the developing markets targeted by the Company. The Company expects to maintain levels of cash reserves which are required to undertake major product development initiatives and to qualify for large sales opportunities.
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

Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply as well as any additional, specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At March 31, 2007 and September 30, 2006, the inventory reserves were $2.2 million and $1.8 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
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
The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of March 31, 2007.
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
During the quarter ended March 31, 2007, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, each promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2006.
Item 6. EXHIBITS
The following documents are filed as Exhibits to this report:

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation
Date May 4, 2007	By:	/s/ Michael J. Boyle
Michael J. Boyle
President & Chief Executive Officer

Date May 4, 2007		/s/ Jeffrey L. Herrmann
Jeffrey L. Herrmann
Executive Vice President, Chief Operating Officer & Chief Financial Officer

Date May 4, 2007		/s/ Robert Deering
Robert Deering
Controller & Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith