Form 10-Q
period 2007-06-30
TELULAR CORP
filed 2007-08-09
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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
Yes ☐                    No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01, as of July 27, 2007, the latest practicable date, was 18,311,802 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	September 30,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,548	$6,799
Trade accounts receivable, net	21,305	25,495
Inventories, net	6,892	12,405
Prepaid expenses and other current assets	427	1,887

Total current assets	41,172	46,586

Property and equipment, net	3,709	4,625
Other assets:
Goodwill	2,043	2,043
Other intangible assets, net	1,098	4,247
Deposits and other	311	436

Total other assets	3,452	6,726

Total assets	$48,333	$57,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$7,400	$9,488
Accrued liabilities	4,292	6,324
Working capital line of credit	—	3,313

Total current liabilities	11,692	19,125

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 18,310,469 and 18,066,411 outstanding at June 30, 2007 and September 30, 2006, respectively	183	181
Additional paid-in capital	170,236	168,852
Deficit	(133,778)	(130,221)

Total stockholders’ equity	36,641	38,812

Total liabilities and stockholders’ equity	$48,333	$57,937

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Revenue
Net product sales	$17,293	$16,736	$52,897	$59,669
Service revenue	4,513	2,822	12,502	8,015

Total revenue	21,806	19,558	65,399	67,684

Cost of sales
Net product cost of sales	13,315	13,414	40,745	50,138
Service cost of sales	2,386	1,515	6,806	4,315

Total cost of sales	15,701	14,929	47,551	54,453

Gross margin	6,105	4,629	17,848	13,231

Operating expenses
Engineering and development expenses	1,750	2,034	5,670	5,628
Selling and marketing expenses	2,404	3,048	8,115	8,482
General and administrative expenses	1,175	1,433	3,978	4,163
Amortization	397	553	3,149	853
Goodwill impairment loss	—	4,045	563	4,045

Total operating expenses	5,726	11,113	21,475	23,171

Income (loss) from operations	379	(6,484)	(3,627)	(9,940)
Other income, net	48	45	70	310

Income (loss) before income taxes	427	(6,439)	(3,557)	(9,630)
Provision for income taxes	—	—	—	—

Net income (loss)	$427	$(6,439)	$(3,557)	$(9,630)

Net loss per common share:
Basic	$0.02	$(0.37)	$(0.20)	$(0.58)
Diluted	$0.02	$(0.37)	$(0.20)	$(0.58)

Weighted average number of common shares outstanding:
Basic	18,247,316	17,280,976	18,147,624	16,511,585
Diluted	18,740,503	17,280,976	18,147,624	16,511,585
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

		Additional		Total
	Common	Paid-In		Stockholders'
	Stock	Capital	Deficit	Equity
Balance at September 30, 2006	$181	$168,852	$(130,221)	$38,812

Comprehensive income:
Net loss for period from October 1, 2006 to June 30, 2007	—	—	(3,557)	(3,557)

Stock based compensation expense	—	568	—	568
Stock options exercised	1	209	—	210
Restricted stock award	—	45	—	45
Stock issued in connection with CSI earn-out	1	562	—	563

Balance at June 30, 2007	$183	$170,236	$(133,778)	$36,641

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2007	2006
Operating Activities:
Net loss	$(3,557)	$(9,630)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,282	1,298
Amortization	3,149	853
Goodwill impairment loss	563	4,045
Stock based compensation expense	598	671
Common stock issued for services	—	10
Loss on disposal of assets	54	—
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	4,190	(10,199)
Inventories	5,513	(6,560)
Prepaid expenses and other assets	1,600	(298)
Trade accounts payable	(2,088)	5,861
Accrued liabilities	(2,032)	1,802

Net cash provided by (used in) operating activities	9,272	(12,147)

Investing Activities:
Acquisition of property and equipment	(420)	(1,073)
Acquisition of business unit	—	(3,895)
Proceeds from sale of marketable securities	—	12,075
Increase in restricted cash	—	(2,000)

Net cash provided by (used in) investing activities	(420)	5,107

Financing Activities:
Expenditures related to the issuance of common stock	—	(21)
Proceeds from the exercise of stock options	210	51
Proceeds from the working capital line of credit	5,737	3,749
Payments on the working capital line of credit	(9,050)	—

Net cash provided by (used in) financing activities	(3,103)	3,779

Net increase (decrease) in cash and cash equivalents	5,749	(3,261)

Cash and cash equivalents, beginning of period	$6,799	$10,023

Cash and cash equivalents, end of period	$12,548	$6,762

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited, dollars in thousands, except share data)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the nine months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2007. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

The shares outstanding used to compute diluted earnings per share for the three and nine months ended June 30, 2007 and 2006 excluded the following stock options and warrants because their inclusion in the computation would have been antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Stock options	624,044	1,649,712	607,127	1,649,712
Warrants	2,699,992	3,020,848	2,699,992	3,020,848

	3,324,036	4,670,560	3,307,119	4,670,560

3.	Stock Based Compensation

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
JUNE 30, 2007
(Unaudited, dollars in thousands, except share data)
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
During the three and nine month periods ended June 30, 2007 and 2006, the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Stock based compensation:
Stock options	$198	$221	$568	$671
Restricted stock	11	—	30	—

	$209	$221	$598	$671

4.	Restricted Cash

Beginning in February 2003, the Venezuelan government imposed restrictions on the acquisition and payment of foreign currencies. On December 14, 2006, the Company entered into a Guaranty Agreement (the “Agreement”) with one of its customers located in Venezuela, Compania Anonima Nacional Telefonos De Venezuela (“CANTV”). Under the Agreement, CANTV recognized its debt to the Company of $950 related to an unpaid invoice and deposited this amount with the Company. The Agreement stipulates that the funds shall not be applied or used by the Company as total or partial payment of any unpaid invoices unless, within 365 days of the date of the Agreement, payment is not approved and made by the Venezuelan government. If such a payment on the unpaid invoice is made before December 14, 2007, the Company will return the funds. If payment is not made by December 14, 2007, the Company has the right to offset the unpaid invoice with the $950. During the quarter CANTV made payments to the Company for the outstanding debt and the restricted cash was returned.

5.	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, as of June 30, 2007 and September 30, 2006 are as follows:

	June 30,	September 30,
	2007	2006
	(Unaudited)

Trade receivables	$21,349	$25,839
Less: allowance for doubtful accounts	(44)	(344)

	$21,305	$25,495

The decrease in the allowance for doubtful accounts is a result of the elimination of the risk associated with the collectibility of a customer receivable.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited, dollars in thousands, except share data)
6.	Inventories

The components of inventories consist of the following:

	June 30	September 30,
	2007	2006
	(Unaudited)

Raw materials	$3,010	$6,335
Finished goods	5,454	7,845

	8,464	14,180

Less: reserve for obsolescence	(1,572)	(1,775)

	$6,892	$12,405

7.	Goodwill and Other Intangibles

Goodwill as of June 30, 2007 and September 30, 2006 is as follows:

	Fixed Cellular	Fixed Cellular
	Terminals	Phones	Total
Balance at September 30, 2006	$2,043	$—	$2,043

2007 activity:
Additional goodwill	—	563	563
Impairment of goodwill	—	(563)	(563)

Balance at June 30, 2007 (unaudited)	$2,043	$—	$2,043

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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
Other intangible assets as of June 30, 2007 and September 30, 2006 are as follows:

	June 30, 2007			September 30, 2006
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Other Intangible Assets:
Capitalized technology	$3,840	$(3,240)	$600	$3,840	$(2,250)	$1,590
Customer relationships	3,070	(2,671)	399	3,070	(637)	2,433
Other	293	(194)	99	293	(69)	224

Total other intangible assets	$7,203	$(6,105)	$1,098	$7,203	$(2,956)	$4,247

In the first quarter of fiscal year 2007, the Company reviewed the estimated lives of the intangible assets it purchased from CSI on May 8, 2006. It was determined that the useful life of one customer relationship would not extend beyond March 31, 2007. This intangible was fully amortized as of March 31, 2007. The effect of this change in the estimated life of the intangible was to reduce net income by $1,143 for the nine months ended June 30, 2007. The effect on earnings per share is to reduce it by $.06 for the nine month periods ending June 30, 2007.

8.	Line of Credit

On June 27, 2006, the Company entered into a two year Loan and Security Agreement (the “Line of Credit Agreement”) and a Non-Recourse Receivable Purchase Agreement (the “Receivable Purchase Agreement”) with Silicon Valley Bank (SVB). The Line of Credit Agreement provides for a working capital line of credit secured by accounts receivable with borrowings based upon eligible accounts receivable at 80% of their face value. The Receivable Purchase Agreement provides for the sale of accounts receivable to SVB. Each agreement has a credit limit of $10,000 and there is an aggregate credit limit of $15,000 covering borrowings or purchases under both agreements. The Company repays the loan as receivables are collected. Interest charged under the line of credit agreement can vary from SVB’s prime rate to SVB’s prime rate plus 2%. At June 30, 2007, the Company had no outstanding borrowings under the Line of Credit Agreement or the Receivable Purchase Agreement.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited, dollars in thousands, except share data)
In connection with the agreements, the Company issued 320,856 warrants to purchase or convert into the Company’s Common Stock. The warrants are exercisable at $1.87 per share and were valued at $356 using the Black-Scholes pricing model. The value of the warrants has been recorded as a loan origination fee and is being amortized over the term of the agreements.

9.	Income Taxes

The Company did not record any U.S. federal or state income tax provision for the three and nine month periods ending June 30, 2007 and 2006 due to the deductibility of certain items for tax purposes in excess of deductions for book purposes.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has provided a full valuation allowance on its deferred tax assets and liabilities due to the uncertainty of the realizability. Accordingly, the Company has not recorded any U.S. federal or state income tax benefit related to these deferred taxes.

10.	Commitments

On April 28, 2006, the Company entered into an agreement with ACT Electronics, Inc. (“ACT”) under which ACT will provide fulfillment services and manufacture final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from ACT against amounts owed to ACT by the Company. As of June 30, 2007, the Company had $11,221 in open purchase commitments pursuant to this agreement.

On September 11, 2006, the Company entered into an agreement with Speedy-Tech Electronics Ltd. (“Speedy”) relating to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from Speedy against amounts owed to Speedy by the Company. As of June 30, 2007, the Company had $1,750 in open purchase commitments pursuant to this agreement.

11.	Segment and Major Customer Disclosures

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited, dollars in thousands, except share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

Revenue:
Fixed Cellular Terminals	$16,290	$14,387	$47,187	$28,877
Fixed Cellular Phones	5,516	5,171	18,212	38,807

	$21,806	$19,558	$65,399	$67,684

Net Income (Loss):
Fixed Cellular Terminals	$1,845	$1,195	$3,302	$2,784
Fixed Cellular Phones	(1,466)	(7,679)	(6,929)	(12,724)

Non-segment other income	48	45	70	310

	$427	$(6,439)	$(3,557)	$(9,630)

For the three month period ended June 30, 2007, the Company had two customers that accounted for 37% of the FCT revenues. These customers were located in the United States. For the nine month period ended June 30, 2007, the Company had two customers located in the United States that accounted for 40% of the FCT revenues.

For the three months ended June 30, 2007, the Company had four customers that accounted for 86% of the FCP revenues. These customers are located in Mexico (37%), Venezuela (27%), Guatemala (11%) and South Africa (11%). For the nine month period ended June 30, 2007, the Company had two customers that accounted for 56% of the FCP revenues. These customers are located in Mexico (41%) and Guatemala (15%).

Total export sales for the three and nine month periods ended June 30, 2007 were 37% and 35% of total Company revenues, respectively. FCT export sales for the three and nine month period ended June 30, 2007 were 12% and 9% of total Company revenues, respectively and FCP export sales for the three and nine month periods ended June 30, 2007 were 25% and 26% of total revenues, respectively.

12.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2007	2006
Supplemental disclosure of cash flow information:
Interest paid	$106	$1

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with acquisition - 1,931,745 shares	$—	$5,505
Restricted common stock awarded as director compensation - 18,072 shares	$45	$—
Common stock issued to CSI in connection with the earn-out provisions of the Purchase Agreement - 150,990 shares	$563	$—
Increase in additional paid-in capital related to warrants issued to secure working capital line of credit - 320,856 warrants	$—	$356

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited, dollars in thousands, except share data)

13.	Business Combination
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
The initial aggregate purchase price was $9,400, consisting of $3,044 of cash, 1,931,745 shares of the Company’s Common Stock valued at $5,505 and direct costs of the acquisition of $851. The fair value of the common stock was determined based on the average market price of the Company’s Common Stock over the five day period ended two days after the terms of the Purchase Agreement were finalized. In the first quarter of fiscal year 2007, $563 of additional purchase price was recorded as goodwill and as a liability to be settled with common stock of the Company pursuant to one of the earn-out provisions of the Purchase Agreement. In the second quarter of fiscal year 2007, the Company issued 150,990 of its common stock to the Sellers in settlement of the earn-out liability. The fair value of the common stock was determined based on the average market price of the Company’s common stock over the five day period ended two days after December 31, 2006. The additional goodwill was determined to be impaired and a charge of $563 was recorded to operations in the first quarter of fiscal year 2007. The final earn-out measurement date was June 30, 2007, and no additional purchase price was recorded in the second or third quarters of fiscal 2007. The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of acquisition, including the consideration under the earn-out:

May 8, 2006
Inventory	$69
Prepaid expenses and deposits	112
Property and equipemnt	2,349
Acquired technology	840
Cutomer relationships	3,070
Other intangible assets	293
Goodwill	4,097

Total assets acquired	10,830

Reserve on purchase orders commitments	517
Accured warranty reserve	40
Capital lease obligations	113
Liabilities in connection with the purchase	197

Total liabilities assumed	867

Net assest acquired	$9,963

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited, dollars in thousands, except share data)
The following table summarizes the composition of the final purchase price:

Composition of final purchase price:
Cash	$3,044
Common stock:
1,931,745 shares issued on purchase date	5,505
150,990 shares issued for earn-out	563
Direct costs of the acquisition	851

$9,963

14.	Subsequent Event
On July 24, 2007, the Company made a strategic decision to sell its fixed cellular phone business. Effective July 24, 2007, the Company will begin accounting for the fixed cellular phone business’ assets, liabilities and operating results as a discontinued operation in accordance with SFAS No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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
The Company currently operates two businesses organized into separate reporting segments: Fixed Cellular Terminals (FCT) and Fixed Cellular Phones (FCP). The Company is now focused on the FCT business due to strong growth and acceptable margins as compared to the FCP segment, where competition has driven margins to an unacceptable level. Subsequent to June 30, 2007, the Company has made the decision to place its FCP assets up for sale. By continuing to concentrate on the FCT markets, we believe we can further improve the performance and long-term profitability of Telular Corporation.
The FCT market is primarily in North and South America and consists of a number of vertical applications ranging from wireless residential and commercial alarm systems addressed by TELGUARD® to Internet access provided by PHONECELL® FCT’s. The FCT segment also includes monitoring services directly related to the activation of the TELGUARD® products. The FCT market is addressed primarily through indirect channels consisting of distributors, representatives and agents along with in-house sales and customer support teams. The Company is currently developing additional event monitoring application in order to replicate its success with the TELGUARD® products and services
The Company generates its revenue by making and selling products and providing services related to those products. It recognizes revenue when its products ship from various manufacturing locations to customers and when the service is performed. Although the Company has a broad base of customers worldwide, much of its FCP revenue is generated from large contracts, the timing of which is often unpredictable.

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
Results of Operations
Third quarter fiscal year 2007 compared to third quarter fiscal year 2006
Net product sales. Net product sales of $17.3 million for the three months ended June 30, 2007, increased 3% compared to the same period last year.
TELGUARD® Terminal Products. Sales of TELGUARD® products decreased 4%, or $0.4 million, to $8.0 million during the third quarter of fiscal year 2007 compared to the same period of fiscal year 2006. This decrease is due primarily to a lower average selling price to maintain market penetration of the TELGUARD® digital products while continuing to take advantage of lower production costs.
Terminal Products (exclusive of TELGUARD® products). Sales of terminal products increased 17%, or $0.6 million, to $3.8 million during the third quarter of fiscal year 2007 compared to the same period of fiscal year 2006. This increase was primarily the result of increased sales in developing markets where end users are increasingly using our products for Internet access and to allow legacy telephone equipment to utilize wireless networks.
Phone Products. Sales of FCP products during the third quarter of fiscal year 2007 of $5.5 million increased 9% or $0.4 million, over the same period last year. This increase was a result of higher unit volumes achieved by reducing the average selling price.
Service revenue. Service revenue increased 60% to $4.5 million during the second quarter of fiscal year 2007 from $2.8 million during the same period last year. The increase is primarily the result of the increased services related to TELGUARD® products cumulatively activated over the past 12 months.
Gross margin. Gross margin for the three months ended June 30, 2007 of $6.1 million, or 28% of total revenue, compares to $4.6 million, or 24% of total revenue, for the same period last year. The increase in gross margin as a percentage of total revenue is the result of an increased mix of TELGUARD® product and services in the Company’s revenues and the reduction of warranty expenses for the period.
Engineering and development expenses. Engineering and development expenses of $1.8 million for the three months ended June 30, 2007, decreased 14%, or $0.3 million, compared to the same period of fiscal year 2006. The decrease is primarily due to reduced personnel costs related to the Company’s reduction in workforce in the previous quarter.
Selling and marketing expenses. Selling and marketing expenses of $2.4 million for the three months ended June 30, 2007, decreased 21%, or $0.6 million, compared to the same period of fiscal year 2007. This decrease reflects the reduced personnel costs as a result of the reduction in workforce in the previous quarter and reduced co-op marketing expenses.
General and administrative expenses. General and administrative expenses of $1.2 million for the three months ended June 30, 2007, decreased 18%, or $0.3 million compared to the same period of fiscal year 2006. This decrease was primarily due to a decrease in the bad debt allowance which was reduced to reflect the stability of the Company’s customer payments.
Amortization. Amortization expense of $0.4 million for the three months ended June 30, 2007, decreased 28% compared to the same period of fiscal year 2006. This decrease was the result of accelerated amortization taken in the first six months of fiscal 2007 associated with certain intangible assets purchased in the May 8, 2006 acquisition of the fixed wireless division business of CSI Wireless Inc.

Net Income. The Company recorded net income of $0.4 million for the third quarter of fiscal year 2007 compared to a net loss of $6.4 million for the third quarter of fiscal year 2006. The change is the result of increased gross margins of $1.4 million and reduced operating expenses of $5.4 million, primarily due to the decrease in goodwill impairment loss of $4.0 million. Net income in the third quarter from the FCT segment of $1.8 million compares to net income of $1.2 million last year. Net loss in the third quarter from the FCP segment was $1.5 million compared to net loss of $7.7 million last year.
Net income per Common Share. Net income per share of $0.02 for the third quarter of fiscal year 2007 compares to net loss per share of $0.37 for the third quarter of fiscal year 2006.
First nine months fiscal year 2007 compared to first nine months fiscal year 2006
Net product sales. Net product sales of $52.9 million for the nine months ended June 30, 2007, decreased 11% compared to the same period last year.
TELGUARD® Terminal Products. Sales of TELGUARD® products increased 97%, or $12.2 million, to $24.8 million during the first nine months of fiscal year 2007 compared to the same period of fiscal year 2006. This increase is due primarily to increased market penetration resulting from lower cost TELGUARD® digital products.
Terminal Products (exclusive of TELGUARD® products). Sales of terminal products increased 20%, or $1.6 million, to $9.8 million during the first nine months of fiscal year 2007 compared to the same period of fiscal year 2006. This increase was primarily the result of increased sales in developing markets where end users are increasingly using our products for Internet access and to allow legacy telephone equipment to utilize wireless networks.
Phone Products. Sales of FCP products during the first nine months of fiscal year 2007 of $18.2 million decreased 53% or $20.3 million, over the same period last year as a result of a decline in global demand for CDMA-based products as well as increased competition.
Service revenue. Service revenue increased 56% to $12.5 million during the first nine months of fiscal year 2007 from $8.0 million during the same period last year. The increase is primarily the result of the increased services related to TELGUARD® products cumulatively activated during the period.
Gross margin. Gross margin for the nine months ended June 30, 2007 of $17.8 million, or 27% of total revenue, compares to $13.2 million, or 20% of total revenue, for the same period last year. The increase in gross margin as a percentage of total revenue is the result of an increased mix of TELGUARD® product and services in the Company’s revenues and the reduction of warranty expenses for the period.
Engineering and development expenses. Engineering and development expenses of $5.7 million for the nine months ended June 30, 2007, increased less than 1% compared to the same period of fiscal year 2006. The increase is due to reduced personnel costs related to the Company’s reduction in workforce earlier in the fiscal year, offset by an increase in separation compensation paid to the Company’s former CTO.
Selling and marketing expenses. Selling and marketing expenses of $8.1 million for the nine months ended June 30, 2007, decreased 4% compared to the same period of fiscal year 2007. This decrease reflects reduced personnel costs related to the reduction in workforce earlier in fiscal 2007 and a reduction in certain commission and co-op marketing expenses.
General and administrative expenses. General and administrative expenses of $4.0 million for the nine months ended June 30, 2007, decreased 4%, or $0.2 million compared to the same period of fiscal year 2006. This decrease was primarily due to a decrease in the bad debt allowance partially offset by an increase in the allocation of idle plant capacity to general and administrative expenses.

Amortization. Amortization expenses of $3.1 million for the nine months ended June 30, 2007, increased 269% compared to the same period of fiscal year 2006. This increase was the result of amortization associated with intangible assets purchased in the May 8, 2006 acquisition of the fixed wireless division business of CSI Wireless Inc.
Goodwill impairment. Goodwill impairment loss of $0.6 million for the nine months ended June 30, 2007, compares to $4.0 million in the same period of fiscal year 2006, a decrease of $3.4 million or 86%. In fiscal year 2006, goodwill in the FCP segment was determined to be impaired. A loss for the full carrying value of the goodwill was charged to operations in fiscal 2006. The loss in the current period resulted from the allocation of $0.6 million to goodwill relating to an earn-out provision contained in the Purchase Agreement with CSI (see financial statement footnote 7). This goodwill was also determined to be impaired and was taken as an impairment charge in the first quarter of fiscal year 2007.
Net loss. The Company recorded a net loss of $3.6 million for the first nine months of fiscal year 2007 compared to a net loss of $9.6 million for the first six months of fiscal year 2006. The decrease in net loss this year is primarily the result of increased gross margins and a decrease in operating expenses primarily related to a reduction in amortization expenses and goodwill impairment loss. Net income in the first nine months of fiscal 2007 from the FCT segment of $3.3 million compares to net income of $2.8 million last year. Net loss in the first nine months of fiscal year 2007 from the FCP segment was $6.9 million compared to net loss of $12.7 million last year
Net loss per Common Share. Net loss per share of $0.20 for the first nine months of fiscal year 2007 compares to net loss per share of $0.58 for the same period of fiscal year 2006.
Financial Position
Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On June 30, 2007, the Company had $12.5 million of unrestricted cash and cash equivalents and a working capital surplus of $29.5 million.
The Company generated $9.3 million of cash from operations during the first nine months of fiscal year 2007 compared to cash used of $12.1 million during the same period of fiscal year 2006. Cash provided by operations during the first nine months of fiscal year 2007 includes $3.6 million of the net loss, offset by $5.7 million of non-cash charges and $7.2 million due to net favorable changes in working capital as follows: (1) a decreases in trade accounts receivable as a result of more timely collections of existing receivables; (2) a decrease in inventories as a result of a focus on selling FCP finished goods, not withstanding the low margin available in the market; (3) a decrease in prepaid expenses and other assets primarily as a result of applying a prepayment made to our Contract Manufacturer for outstanding invoices, (4) a decrease in trade payables from reduced production, mainly in the FCP segment and (5) a decrease in accrued liabilities resulting from the timing of payments.
The FCT segment generated $3.2 million and $6.9 million of cash from operations during the three and nine month periods ended June 30, 2007, respectively. The FCP segment generated an additional $0.3 million and $2.3 million of cash from operations primarily from the improved collection of trade accounts receivable during the three and nine month periods ended June 30, 2007, respectively.
Cash of $0.4 million was used in investing activities during the first nine months of fiscal year 2007 compared to cash generated from investing activities of $5.1 million during the same period of the prior year, a net decrease of $5.5 million. This decrease was due to (1) the sale of $12.1 million of marketable securities which generated cash in the first nine months of fiscal year 2006 compared to no sales of marketable securities in the same period of fiscal year 2007, (2)$3.9 million used for the acquisition of the CSI business unit in the third quarter of fiscal 2006, (3) a $2.0 million increase ( a use of cash) in restricted cash period over period, and (3) $0.7 million less used for the acquisition of property and equipment.
Cash of $3.1 million was used in financing activities in the first nine months of fiscal year 2007. The decrease was due to $3.3 used to pay down the working line of credit with Silicon Valley Bank partially offset with $0.2 million proceeds from the exercise of employee stock options. There were no borrowings under this credit facility in the same period of the prior year (see financial statement footnote 8).

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
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply as well as any additional, specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At June 30, 2007 and September 30, 2006, the inventory reserves were $1.6 million and $1.8 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
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
The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of June 30, 2007.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. To reduce its exposure to the credit risks of international customers, with the exception of customers with ownership interests by credit-worthy, primarily US-based companies, the Company may receive payment prior to shipment, receives irrevocable letters of credit that are confirmed by U.S. banks, or purchases commercial credit insurance. In some instances, the Company extends credit to foreign customers without the protection of prepayments, letters of credits or credit insurance. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible. Because of the steps taken above to mitigate credit risks of international customers, the Company believes that its exposure to credit risk is not material.
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
During the quarter ended June 30, 2007, there were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, each promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Telular Corporation
Date August 9, 2007	By:	/s/ Michael J. Boyle
Michael J. Boyle
President & Chief Executive Officer

Date August 9, 2007		/s/ Joseph Beatty
Joseph Beatty
Chief Financial Officer

Date August 9, 2007		/s/ Robert Deering
Robert Deering
Controller & Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith