Form 10-K
period 2007-09-30
TELULAR CORP
filed 2007-12-14
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 31, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $64,171,000 (based upon the closing sales price of such stock as reported by The NASDAQ Stock Market LLC on such date). The number of shares outstanding of the registrant’s Common Stock as of December 10, 2007, the latest practicable date, was 19,166,343 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended September 30, 2007 are incorporated by reference in Part III of this Form 10-K.

PART I
(In Thousands, Except Per Share Data)
ITEM 1. BUSINESS
OVERVIEW
Telular Corporation (Telular or the Company) designs, develops, and distributes products and services that utilize wireless phone networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings take advantage of the pervasiveness and data transport capabilities of wireless phone networks in order to replace functionality historically provided by wireline communications networks. Bridging the gap between traditional, wireline equipment and wireless phone networks, the Company’s products and services replace the wireline network while providing the added flexibility and security of wireless connectivity,
Telular was established in 1986 when it acquired the intellectual property rights for its cellular interface concept and methodology. These patents cover not only circuitry, but also the core concept underlying the use of an intelligent interface device in conjunction with cellular-type transceivers and systems. Historically, Telular provided Fixed Cellular Terminals (FCTs) and Fixed Cellular Phones (FCPs) to markets in North America and in developing countries around the world. Today, Telular has focused its business on providing FCTs only and is emphasizing the development of FCTs that work in conjunction with server-based software systems to provide integrated monitoring and reporting services.
COMPANY STRATEGY
Strategically, Telular is focused on market opportunities in which the Company can create a differentiated product and service offering in the area of monitoring and reporting of data using wireless phone networks. Telular is developing solutions that uniquely meet customer needs either for basic FCT functionality or for event monitoring applications similar to its market-leading TELGUARD security solution.
Telular sells FCT equipment primarily in North and South America. Distribution is typically through direct sales to large wireless carriers who certify the FCT equipment for use on their networks and then distribute FCT products directly to end users through their existing distribution channels for wireless phone handsets.
At its most basic level, an FCT allows users to plug-in a standard telephone, fax machine and/or computer, which the FCT then makes functional over the wireless phone network. In the U.S., FCTs are most often used in rural areas in which cellular service is available but broadband Internet connectivity is not. In addition, FCTs are used in wireless applications such as public safety mobile command centers. In Latin America, Telular FCTs are used more extensively due to the fact that traditional wireline telephone and broadband networks were not built as extensively as in the U.S. but cellular systems have been widely implemented. Therefore, a larger portion of residential and commercial locations in Latin America do not have acceptable wireline service but do have acceptable wireless phone services.
The Company’s TELGUARD products and service generate a majority of Telular’s revenue. TELGUARD service combines a specialized terminal unit with Telular’s server-based message center to provide real-time transport of alarm signals from residential and commercial locations to alarm company, central monitoring stations. Alarm monitoring companies purchase the products and service from Telular and resell them to end users in order to provide a wireless backup for the conveyance of alarm signals, which are typically sent over traditional wireline phone networks. Increasingly, the Company’s TELGUARD solution is being used as the primary means for the transmission of alarm signals as end users utilize voice over IP service from broadband providers or as end users become “wireless only.”
TELGUARD products and service are currently sold only in the United States, although the Company plans to expand service to other North American countries during 2008. Distribution is accomplished via direct sales to the major national security dealers and via distributors to the thousands of smaller local and regional security dealers.

Telular operates as a single-segment enterprise for financial reporting purposes. For financial information about geographic areas, see “Note 14. Major Customers” and “Note 15. Export Sales” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K.
TARGET MARKETS AND PRODUCT APPLICATIONS
We currently focus our FCT sales efforts in North and South America. The following describes the primary applications of our FCT products.
•	Wireless Security

•	Voice, Data, Fax and Internet Connectivity for Remote or Mobile Communications

•	Event Monitoring

•	Least Cost Routing (LCR)
Wireless Security
Most security systems rely on wireline telecommunication services to communicate alarm events. However, wireline service can be rendered inoperative for many reasons, including weather, accidents and intentionally cut telephone lines. TELGUARD FCTs provide for a reliable and cost effective substitute for and/or backup of wireline service by communicating alarm signals over wireless phone networks.
Voice, Data, Fax, and Internet Connectivity for Remote or Mobile Communications
Commercial and residential consumers use FCTs to utilize traditional telephones, fax machines, and computer modems over the wireless phone networks. This market formed as a result of limited availability of wired broadband services in many countries and in rural areas of the United States. At the same time, wireless phone carriers have been expanding the speed and availability of their data service offerings, including Internet access offerings. Telular FCTs utilize both the voice and data services of the wireless phone carriers and provide the necessary interface between wireless phone networks and traditional telephones, fax machines, and computer modems.
Event Monitoring
There are many business and personal applications for event monitoring . Certain businesses rely on the continual monitoring of flow rates, pressure readings, transportation system signals, etc. The Company’s TELGUARD service, described separately above, is an example of an important event monitoring application in the area of security. As pricing for equipment and data services over wireless phone networks has declined, more and more event monitoring applications have become economically feasible. Our FCTs provide connectivity to sensors and other monitoring devices in areas where wireline services are not available or less effective.
Least Cost Routing
Least Cost Routing (LCR) is the process of routing calls according to the most favorable tariff rates. An FCT with intelligent capability connected to an enterprise-based Private Bank Exchange (PBX) system routes calls to the wireless network in situations where routing provides a lower cost. Savings occur when the call is processed on a wireless-to-wireless basis, eliminating an interconnection fee that is charged on calls that originate on a wireline system and terminate on a cellular system.
TECHNOLOGY
Integral to our success in the FCT space is our experience in creating intelligent interfaces enabling ordinary telecommunications equipment to operate on wireless phone networks. Bridging the gap between wireline customer premises equipment and cellular networks, the intelligent interface provides Telular’s products with the “look and feel” of the wireline network; providing critical communications and security needs in a variety of environments. The lack of dial tone on the cellular network is a key difference from the wireline network. The generation of a standard dial tone, along with off-hook signal detection and other common wireline signals, are key benefits provided by our products.

RESEARCH AND DEVELOPMENT AND PRODUCT LINES
Telular has built a core competency in developing products which enable devices such as standard telephones, fax machines, and computers to utilize both GSM-based and CDMA-based wireless phone networks. In addition, our TELGUARD products operate in conjunction with a real-time, transaction processing server which receives data, transforms the data, and immediately forwards the result to our customers. The TELGUARD integrated solution is a combination of hardware product design along with software system design. In this case, a software system capable of high-volume, real-time transaction processing of mission critical data (security alarms). Such integrated hardware and software system solutions will be the focus of our research and development activities going forward and will be applied to the event monitoring space.
Because our products operate on a coordinated basis with wireless phone networks, Telular works closely with major carriers to certify our products on their networks. In many cases, the carriers themselves are our customers and they distribute our products to end users upon certification. Based on this need to work closely with the major wireless phone carriers, Telular has developed strong working relationships with these carriers as customers and solution partners.
Our experience with various technology platforms has allowed us the flexibility to adapt to changing network technologies. An example is our first-to-market development of a digital product for the security application allowing alarm system customers to migrate from analog to digital networks.
Research and development activities sponsored by the Company for the years ended September 30, 2007, 2006, and 2005, were $6,076, $2,636 and $2,288, respectively, and are included in engineering and development expense. There are no customer sponsored research and development activities included in any of those years.
The following details areas of product delivery and research during fiscal year 2007 and anticipated in fiscal year 2008.
TELGUARD TERMINALS - Telular’s engineering team continues to expand the TELGUARD digital product portfolio by addressing the growing demand and technology changes in the electronics security market. Because network operators in the United States are not required to support the analog service beyond February 18, 2008, we have continued our investment in the design and development of GSM-based TELGUARD digital products. In fiscal year 2007, we introduced TELGUARD TG-9 which serves broader segments of the residential and machine-to-machine markets.
In fiscal year 2008, we expect to begin incorporating TCP/IP technology into selected TELGUARD products and introduce TG-11 for certain OEM markets.
OTHER TERMINALS – FCTs are currently packaged with GSM/GPRS and CDMA2000® 1x radio technology. In fiscal year 2008, we expect to launch a new FCT called SX7T which will include 3G radio technologies (HSDPA and EVDO). These radio technologies will take advantage of the cellular network evolution to those standards that offer high speed data for improved data networking and faster Internet access.
SALES, MARKETING SERVICE AND SUPPORT
Domestic Sales
In the United States, Telular markets both its TELGUARD and other FCT products through an Atlanta-based sales group. TELGUARD customers are security system distributors and security service dealers that the Company sells to on a direct basis. The Company utilizes a significant number of manufacturer’s representatives to manage approximately 3,500 customer relationships for the Telguard products. Other FCT customers are the large cellular carriers and dealers and VARs dedicated to niche market applications that the Company sells to on a direct basis. In fiscal 2007, the Company’s domestic revenues were $64,769, or 87% of total revenues.

International Sales
Our international sales team is based in Miami and covers key markets such as Latin America. These markets include significant cellular carrier customers in countries such as Mexico, Venezuela, El Salvador, Guatemala, and South Africa. In addition, Telular has built strong relationships with distributors and value-added resellers in a number of these and other markets. In fiscal 2007, the Company’s international revenues were $9,738, or 13% of total revenues.
Service and Support
Telular believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the mobile telecommunications equipment industry. Telular offers warranty and repair service for its products through three primary methods: (1) advance replacement kits shipped with orders, (2) in-house service and technical support, and (3) authorized third-party service centers in various regions of the world.
MAJOR CUSTOMERS
In fiscal 2007, the Company derived 43% of its total revenues from ADT, a major U.S. securities systems provider
MANUFACTURING
Telular’s products are manufactured through contract manufacturing. Contract manufacturers in China and the United States make our products and test them with proprietary testing equipment that we make. We also write manufacturing procedures and conduct comprehensive quality control and quality assurance surveillance during the manufacturing process. Quality programs are a high priority at Telular and our contract manufacturers are ISO 9001:2000 certified. Telular also contracts with a variety of suppliers to buy several critical components of its products, including certain cellular transceivers.
EXECUTIVE OFFICERS
The executive officers of Telular and their ages as of December 14, 2007 are as follows:

Name	Age	Position
Michael J. Boyle	63	President, Chief Executive Officer and Director
Joseph A. Beatty	44	Chief Financial Officer and Secretary
George S. Brody	53	Senior Vice President, Telguard
Robert L. Deering	49	Controller, Treasurer and Chief Accounting Officer
Michael J. Boyle has served as a director and President, CEO of the Company since August 1, 2005. From May 2003 to July 2005, Mr. Boyle was a consultant. From December 2001 to May 2003, Mr. Boyle was President and CEO of Prizm Technology, a start up software company in the pre-paid wireless industry. From October 1999 to December 2001, Mr. Boyle was President and CEO of Elcotel, Inc. From January 1998 to September 1999, Mr. Boyle was President and CEO of Phoenix Wireless Group, Inc. Prior to that, Mr. Boyle was General Manager of divisions of IBM/ROLM and Bell & Howell Group.
Joseph A. Beatty has served as Executive Vice President since April 2007 and Chief Financial Officer and Secretary since May 2007. From June 2003 until June 2006 he was President and Chief Executive Officer of Concourse Communications Group, a privately-held developer and operator of distributed antenna systems and airport Wi-Fi networks. From November 1996 until February 2001, Mr. Beatty was a co-founder and the CFO of Focal Communications Corporation, a competitive local exchange carrier that is now part of Level 3 Communications. Earlier in his career, Mr. Beatty was a securities analyst and also held numerous technical management positions for a local exchange carrier. Mr. Beatty has a BS in Electrical Engineering and an MBA in Finance. In addition, he is a Chartered Financial Analyst.

George S. Brody was appointed an officer on October 26, 2004, and has served as Senior Vice President, Telguard since June 2003. Previously, Mr. Brody worked as a consultant in the telecommunications industry from 2002 to 2003. From 2000 to 2002, Mr. Brody was Vice President of Sales and Marketing for Evolution Networks, Inc. From 1995 to 2000, Mr. Brody served as Vice President, Sales and Marketing for Philips Electronics. Prior to that he was Vice President, Worldwide Marketing for Burle Industries (1987-1995). Mr. Brody began his career at RCA in 1978.
Robert L. Deering was appointed Controller, Treasurer and Chief Accounting Officer on October 24, 2005. Mr. Deering had previously been the Corporate Controller for VASCO Data Security International, Inc. (June 2002- October 2005). Prior to that he was the Controller for various technology and manufacturing companies. Mr. Deering began his career in public accounting at PricewaterhouseCoopers in 1979. He has a BA in Accounting and has a CPA certificate.
EMPLOYEES
The Company has 85 full time employees, of which 42% are in sales and marketing, 12% in manufacturing support, 33% in engineering and product development and 13% in finance and administration. None of the Company’s employees are represented by organized labor.
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
Telular believes its advantages over the competition include:
Better focus/commitment –Telular’s only business is Fixed Cellular Terminals. Many of our largest competitors sell a much broader line of equipment, software and services.
More experience – Telular has been in the Fixed Cellular business for 20 years. We have deployed FCPs and/or FCTs in more than 130 countries worldwide, reflecting the quality, reliability and innovation of our products.
Broader product line – Telular offers products that operate on the world’s major cellular air-interface standards and is developing products for next-generation networks.
Service and support – Telular provides customers with comprehensive product service and support. It is our commitment to providing superior quality and service that differentiates us from our competition.
There are several firms that compete with the Company’s TELGUARD products and services. These primary competitors include: Honeywell, Numerex, DSC and Alarm.com. Telular believes it has a majority of the market share for digital cellular alarm communicators, having introduced the first such device in March 2006. While the Company does not have a majority of the market share for analog communicators, the mobile carriers are expected to turn-off analog mobile services during 2008 and any historical analog customers will need to convert to digital technology. Consequently, demand for digital communicators has increased markedly since mid-2007, although it is difficult to predict whether and how long this increased demand will last.
Telular’s TELGUARD hardware products will only interface with the Company’s proprietary message center, which interprets and forwards any alarms received to the Company’s security monitoring customers in near, real-time. The Company believes its competitive advantages for this service are the fact that its hardware products interface with the vast majority of alarm panels and the speed with which installers can activate the hardware and service.

With regard to the other terminal products sold by Telular, there are a large number of competitors that manufacture and sell FCTs. They range from large, global companies such as Ericsson to small, electronics manufacturers in China. Much of the demand for these terminals is outside the United States and demand is concentrated among the large wireless carriers that operate in various countries around the world. Competition is based on reputation, features and pricing. The Company’s products sell well in Latin America and Telular is able to realize an acceptable selling price due to Telular’s reputation for quality products in that region.
PATENTS, LICENSES AND OTHER INTELLECTUAL PROPERTY
With respect to its interface technology, Telular currently has 25 issued patents that are currently active and 1 pending patent application in the United States, as well as 4 foreign patents. Telular has successfully defended some of its patents in court.
Principal Patent
The patent for Telular’s system for interfacing a standard telephone set with a radio transceiver, US Patent No. 4,658,096 (the 096 Patent), was issued by the US Patent Office on April 14, 1987 and expired on September 18, 2004. Telular has been granted several additional patents (the Other Patents) both in the United States and abroad as described below in Other Patents. The Other Patents improve the cellular interface, which is the subject of the 096 Patent. The first of the Other Patents will not expire until March 21, 2014. Further, the 096 Patent had been filed in 14 countries all of which have expired.
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
Continuation Patents
In 1988 and 1990, Telular obtained two patents (US Patent Nos. 4,775,997 and 4,922,517, respectively), each of which is a continuation and broadening of the 096 Patent. These continuation patents expired on the same date as the 096 Patent. Also in 1988, Telular obtained a continuation-in-part of the 096 Patent, under US Patent No. 4,737,975. Among other things, this patent allows the interface to be programmed in the field to recognize variations in telephone systems from country to country. These patents have now all expired.
During 2004, 2006 and 2007, Telular was granted a series of broad-ranging patents (US Patent Nos. 6,775,522 and 6,785,517, 7,078,034 and 7,248,869) that cover the connection of landline phones through a cellular interface to cellular radio transceivers by means of premises wiring, thus enabling true Wireline Replacement. While the new patents build on the original 096 Patent, they are independent patents that will continue to be in effect despite the expiration of the 096 Patent in the United States.
Other Patents
In 1995, 1997 and 2004, Telular was granted four United States patents relating to self-diagnostic systems for cellular transceiver systems for both local and remote reporting. (US Patent Nos.: 5,469,494, 5,859,894, 5,966,428 and 6,690,923). Each of these patents incorporate and claim the cellular interface of the 096 Patent used in combination with a system for providing diagnostics reporting of a fixed cellular terminal initiated either at the terminal or remotely by the cellular provider.
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
In 2004, 2006 and 2007, Telular obtained US Patent Nos. 6,778,824, 7,024,189, 7,069,006 and 7,190,954 entitled “Apparatus for Wirelessly-Coupling a Bluetooth Wireless Cellular Mobile Handset to a Docking Station for Connecting a Standard Telephone Set to the Cellular Network.” Bluetooth technology is a worldwide specification for a small-form factor, low-cost radio solution that provides links between mobile computers, wireless phones, other portable handheld devices, and connectivity to the Internet. Telular’s invention covers the combination of coupling a Bluetooth-enabled wireless phone to a landline telephone utilizing a docking station for a Bluetooth-enabled transceiver or a Bluetooth-enabled fixed cellular terminal. The Company is still determining what, if any, products it will design or whether it will attempt to license its Bluetooth patents.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following is a list of properties that Telular leases:

			Lease Dates		Square	Renewal
	Functions	Location	Commencement	Termination	Footage	Options

Corporate Headquarters	Sales, marketing, operations administration, finance and general administrations	Chicago, Illinois	February 2007	February 2014	11,700	No

Engineering Center	Deskphone, terminals and Telguard product research and development	Hauppauge, New York	October 2002	October 2007	20,000	Yes

Terminal and Security Products Operations	Sales, marketing, operations and general administration for the FCT segment	Atlanta, Georgia	March 2004	February 2008	7,700	No

Terminal and Security Products Operations and Engineering	Sales, marketing, operations and general administration for terminal products and product research and development	Atlanta, Georgia	November 2007	December 2015	15,154	No

International Sales Office	Sales	Weston, Florida	October 1999	December 2009	1,700	Yes
The Company’s engineering center lease terminated in October 2007. The Company’s terminal and security products operations lease will terminate in February 2008. The Company has entered into a new lease in Atlanta, Georgia that will house engineering activities and the terminal and security products operations, effective November 2007.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2007.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK
The Company’s Common Stock trades publicly on the NASDAQ National Market System under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 2007 and 2006, as reported by NASDAQ. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	QUARTER ENDED DURING FISCAL YEAR 2007
	December 31	March 31	June 30	September 30

High	$4.22	$4.37	$5.10	$7.50
Low	$2.00	$3.23	$3.07	$4.55

	QUARTER ENDED DURING FISCAL YEAR 2006
	December 31	March 31	June 30	September 30

High	$4.15	$3.74	$3.30	$2.48
Low	$2.94	$2.96	$1.71	$1.73
On December 10, 2007, there were approximately 257 shareholders of record, approximately 5,353 beneficial shareholders and 19,166,343 shares of Common Stock outstanding. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.
TELULAR CORPORATION COMMON STOCK PERFORMANCE GRAPH
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
The Telular Corporation Common Stock Performance Graph compares total shareholder returns of the Company since September 30, 2002, to three indices: the NASDAQ Stock Market (U.S.) Index, the NASDAQ Telecommunications Index and the Research Data Group (RDG) Technology Composite Index. The total return calculations assume the reinvestment of dividends, although dividends have never been declared for the Company’s stock, and are based on the returns of the component companies weighted according to their capitalizations as of the end of each monthly period. The NASDAQ Stock Market (U.S.) Index tracks the aggregate return of all equity securities traded on the NASDAQ National Market System (the NMS). The Research Data Group Technology Index tracks the aggregate return of technology companies, including electronics, medical and other related technology industries. The NASDAQ Telecommunications Index tracks the aggregate return of equity securities of telecommunications companies traded on the NASDAQ National Market System (the NMS).

The Company’s Common Stock is traded on the NMS and is a component of the NASDAQ Stock Market (U.S.) Index. The Company’s stock price on the last trading day of its fiscal year, September 28, 2007, was $6.95.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Telular Corporation, The Nasdaq Composite Index,
The Nasdaq Telecommunications Index And The RDG Technology Composite Index

*	$ 100 invested on 9/30/02 in stock or index-including reinvestment of dividends.

Fiscal year ending September 30.

ITEM 6. SELECTED FINANCIAL DATA
The following table is a summary of certain condensed statement of operations and balance sheet information of the Company. The table lists historical financial data of the Company for the fiscal years ended September 30, 2007, 2006, 2005, 2004 and 2003. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing in Item 8 of this report.

	Year ended September 30,
	(In thousands, except share data)

	2007 (a)	2006	2005	2004	2003

Results of Operations:
Total revenue	$74,507	$45,706	$33,489	$49,578	$30,520

Income (loss) from continuing operations	5,625	(644)	(4,507)	2,105	(4,489)
Income (loss) from discontinued operations	(7,571)	(11,174)	(6,375)	(2,808)	584

Net loss	$(1,946)	$(11,818)	$(10,882)	$(703)	$(3,905)

Per Share Data:
Basic and dilutive:
Income (loss) from continuing operations	$0.31	$(0.04)	$(0.34)	$0.16	$(0.35)
Income (loss) from discontinued operations	$(0.42)	$(0.66)	$(0.47)	$(0.21)	$0.05

Net loss	$(0.11)	$(0.70)	$(0.81)	$(0.05)	$(0.30)

As of September 30 - balance sheet data:
Total assets	$55,608	$57,937	$53,499	$54,366	$52,861
Current loans payable	—	3,313	—	—	—
Stockholders’ equity	38,366	38,812	43,792	44,801	43,510

(a)	In 2007, the Company formulated a plan to sell the net assets of its FCP segment and exit the cellular phone market. As a result, the FCP segment has been segregated and classified as discontinued operations and amounts for all periods presented have been restated to reflect this classification.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
INTRODUCTION
Telular Corporation (Telular or the Company) designs, develops, and distributes products and services that utilize wireless phone networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings take advantage of the pervasiveness and data transport capabilities of wireless phone networks in order to replace functionality historically provided by wireline communications networks. Bridging the gap between traditional, wireline equipment and wireless phone networks, the Company’s products and services replace the wireline network while providing the added flexibility and security of wireless connectivity.
The Company generates most of its revenue by designing, producing and selling products and through the delivery of event monitoring services which can be included with certain of the Company’s terminal products. It recognizes revenue when its products ship from various manufacturing locations to customers and when services are performed. Although the Company has a broad base of customers worldwide, much of its revenue is generated from a small number of major customers and via large contracts, the timing of which is often unpredictable.

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
The Fixed Cellular Terminal (FCT) market is primarily in North and South America and consists of a number of vertical applications ranging from wireless residential and commercial alarm systems addressed by TELGUARD to Internet access provided by PHONECELL FCTs. The FCT market is addressed primarily through indirect channels consisting of distributors, representatives and agents along with in house sales and customer support teams. A direct sales model is utilized for certain large customers.
During 2007, Telular discontinued its Fixed Cellular Phone (FCP) segment and the business unit is currently being marketed for sale. The FCP market is prevalent in countries outside of North America with low fixed line penetration. Cellular carriers offering services in this market are price driven as they target residential and small business markets where equipment subsidies are often used to reach the requisite end user price points. Due to the intense price competition in this business, the Company determined that it could no longer profitably compete in this market; hence, the segment was discontinued as of July 2007. It is expected that the sale of the FCP business unit will take place no later than June 30, 2008, and the Company will operate it until that point in time with the goal of extracting as much working capital from the FCP business as possible. For financial information relating to Telular’s discontinued FCP segment, see “Note 3. Discontinued Operations” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K. For financial information about major customers and geographic revenue, see “Note 14. Major Customers” and “Note 15. Export Sales” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K.
The Company believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, including the creation of event monitoring services that can be sold with products. Research and development activities sponsored by the Company for the years ended September 30, 2007 and 2006 were $6,076,000 and $2,636,000, respectively.
Telular’s engineering team continues to expand the TELGUARD digital product portfolio by addressing the growing demand and technology changes in the electronics security market. In fiscal year 2007, we have designed and developed the TELGUARD TG-9 model for specialized applications in the event monitoring industry. In addition, we completed development of the SX7T terminal, which will carry voice, data, and fax services over 3G wireless networks. The Company is also devoting resources in marketing and engineering to research, specify, and develop products and services for additional event monitoring applications outside of the security industry. It is expected that one or several of these applications will generate revenue for the Company in 2008.
Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China and the United States make and test all phone and terminal products.
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
With respect to its interface technology, the Company currently has 25 issued patents and 1 pending patent applications in the United States, as well as 4 foreign patents. The Company has successfully defended some of its patents in court.

RESULTS OF OPERATIONS
Fiscal Year 2007 Compared to Fiscal Year 2006
Revenues and Costs of Sales

			Change
	2007	2006	Amount	Percentage
Net product sales
Telguard	$40,694	$21,630	$19,064	88%
Terminal	16,442	12,932	3,510	27%

Total product revenues	57,136	34,562	22,574	65%
Service revenues	17,371	11,144	6,227	56%

Total revenues	74,507	45,706	28,801	63%

Cost of sales
Products	39,807	25,395	14,412	57%
Services	9,169	5,937	3,232	54%

	48,976	31,332	17,644	56%

Gross margin	$25,531	$14,374	$11,157

Revenues
Total product revenues increased 65% in fiscal year 2007 as compared to fiscal year 2006, reflecting increases in sales of both Telguard and terminal products. The increase in sales of Telguard products is due to the increased market penetration and an increase in the number of customers switching from analog security devices to digital. Terminal product sales increase reflects increased sales volume in the Central American/Latin American (CALA) and United States markets.
Service revenues increase is a result of the increase in the activation of monitoring services related to additional Telguard unit sales.
Cost of Sales
The increase in cost of sales in fiscal year 2007 as compared fiscal year 2006 represents a combination of increased sales volume and a better product mix. As a percentage of revenues, cost of sales declined to 66% in fiscal 2007 from 69% in fiscal 2006, reflecting the increase in sales of the lower cost Telguard digital products.
Operating Expenses

			Change		% of Revenues
	2007	2006	Amount	Percentage	2007	2006

Engineering and development	$6,930	$3,935	$2,995	76%	9%	9%
Selling and marketing	7,406	5,686	1,720	30%	10%	12%
General and administrative	5,597	5,770	(173)	(3%)	8%	13%

	$19,933	$15,391	$4,542		27%	34%

Engineering and Development
The increase of 76% reflects increased expenditures related to the development of new products in both the Telguard and terminal product lines and to improvements in the technologies of existing product. A higher percentage of fiscal 2006’s engineering and development expenses were related to the FCP segment, and are now included in loss from discontinued operations. Engineering and development expenses were 9% of total revenues both fiscal years.

Selling and Marketing
Selling and marketing expenses increased 30% primarily due to increased salary expenses of $690 related to technical support and internal marketing personnel, increased commission expenses, both for internal sales representatives and independent agents, of $320, as a result of increased product sales, increased co-op marketing expenses of $350, related specifically to products, and increased professional fees related to product repairs of $205. A higher percentage of fiscal 2006’s selling and marketing expenses were related to the FCP segment, which, as noted above, is being discontinued. These expenses have been included in the loss from discontinued operations and are excluded from selling and marketing expenses from continuing operations. As a percentage of revenues, selling and marketing expensed declined to 10% in fiscal 2007 from 12% in fiscal 2006.
General and Administrative (G&A)
G&A expenses decreased slightly in fiscal year 2007 as compared to fiscal year 2006. In 2007, the Company reduced expenditures related to professional fees and realized the savings resulting from the elimination of manufacturing overhead, which was charged to G&A in fiscal 2006, as a result of cessation of manufacturing operations at the Company’s headquarters during fiscal 2006. Additionally, facility and phone expenses declined, year over year, following the move to new corporate headquarters in February 2007. G&A expenses also declined as a percentage of revenue from 13% to 8%.
Other Income
Other income for fiscal year 2007 is comprised of interest income of $279 offset by interest expense of $107 and franchise taxes of $145. Other income decreased by $346 over fiscal year 2006 primarily due to a settlement of a 2001 insurance claim in fiscal year 2006.
Income Taxes
The Company recorded no income tax benefit for both fiscal years 2007 and 2006 due to the uncertainty of the realizability of its deferred tax assets.
Discontinued Operations
In fiscal 2007, the Company formulated a plan to sell the net assets of its FCP segment and exit the fixed cellular phone market. The loss from discontinued operations decreased in fiscal 2007 by $3,603, or 32%, primarily due to the reduction of operating expenses from $15,256 in fiscal year 2006 to $8,145 in fiscal year 2007. These reductions were offset by a reduction in sales margin of $3,508, as a result of reduced selling prices. Operating expenses decreased as a result of a decease in engineering and development expenses of $2,900, a reduction in selling and marketing expenses of $2,669, and a reduction in amortization expense and goodwill impairment charges of $1,939, offset by an increase in other expenses of $396.
Net Loss
The Company recorded a net loss of $1,946 or $0.11per share for fiscal 2007 compared to a net loss of $11,818 or $0.70 per share for fiscal year 2006. The decrease in net loss is due primarily to the Company re-aligning its focus in fiscal 2007 on its terminals and Telguard products and services, which have a higher margin contribution than the discontinued phone products.

Fiscal Year 2006 Compared to Fiscal Year 2005
Revenues and Cost of Sales

			Change
	2006	2005	Amount	Percentage
Net product sales
Telguard	$21,630	$6,520	$15,110	232%
Terminal	12,932	17,874	(4,942)	(28%)

Total product revenues	34,562	24,394	10,168	42%
Service revenues	11,144	9,095	2,049	23%

Total revenues	45,706	33,489	12,217	36%

Cost of sales
Products	25,395	19,254	6,141	32%
Services	5,937	5,132	805	16%

	31,332	24,386	6,946	28%

Gross margin	$14,374	$9,103	$5,271

Revenues
Products revenues increased 42% as a result of the increased sales volume of the Company’s Telguard products, primarily due to increased market penetration and lower cost digital products.
Service revenues increased 23% as a result of the activation of additional Telguard units sold during the year.
Cost of Sales
The increase in cost of sales in fiscal year 2006 over fiscal year 2005 represents a combination of increased sales volume and a different product mix. As a percentage of revenues, cost of sales declined to 69% in fiscal 2006 from 72% in fiscal 2005. This reflects the increased sales in lower cost digital Telguard products.
Operating Expenses

			Change		% of Revenues
	2006	2005	Amount	Percentage	2006	2005

Engineering and development	$3,935	$3,245	$690	21%	9%	10%
Selling and marketing	5,686	5,755	(69)	(1%)	12%	17%
General and administrative	5,770	4,894	876	18%	13%	15%

	$15,391	$13,894	$1,497		34%	42%

Engineering and Development
The increase of 21% reflects the shift of engineering and development efforts to the terminal and Telguard products from FCP products. Engineering and development expenses, as a percentage of revenues, decreased from 10% in fiscal 2005 to 9% in fiscal 2006.
Selling and Marketing
Selling and marketing expenses decreased 1% as a result of decreased independent agent commissions related to the decrease in the terminal product sales. As a percentage of revenue, selling and marking expenses decreased from 17% in fiscal 2005 to 12% in fiscal 2006.

General and Administrative Expenses (G&A)
G&A for fiscal year 2006 increased 18% primarily due to professional fess related to corporate development activities and temporary consultants, recognition of stock based compensation expense and overhead costs associated with the cessation of manufacturing operations at the Company’s headquarters. G&A expenses are 13% of total revenues for fiscal 2006 and 15% of total revenues for fiscal 2005.
Other Income
Other income for fiscal year 2006 increased by $89 compared to other income for fiscal year 2005. The increase was primarily due to income derived in 2006 from an insurance settlement of a claim from 2001.
Income Taxes
The Company recorded no income tax benefit due to the uncertainty of the realizability of its deferred tax asset for both fiscal years 2006 and 2005.
Discontinued Operations
Loss from discontinued operations increased $4,799, or 75%, over $6,375 for fiscal year 2005. The increase is primarily due to increased selling and marketing expenses, $2,243, increased intangible amortization expense of $1,006, a $4,045 charge for goodwill impairment, offset by a decrease of $91 in engineering and development expenses and an increase in gross margin of $2,404 as a result of a 150% increase in phone revenues from fiscal 2005 to fiscal 2006.
Net Loss
The Company recorded a net loss of $11,818 or $0.70 per share for fiscal year 2006 compared to a net loss of $10,882 or $0.81 per share for fiscal year 2005. The increase in the net loss is primarily the result of increased loss from discontinued operations offset by an increased revenues in both product and services, resulting from increased sales volumes.
LIQUIDITY AND CAPITAL RESOURCES
Management regularly reviews the Company’s net working capital and available borrowings in addition to its cash and cash equivalent balance to determine if it has enough cash to operate the business. On September 30, 2007, the Company had cash and cash equivalents of $10.3 million and net working capital of $34.6 million, compared to cash and cash equivalents of $6.8 million and net working capital of $35.0 million a year earlier. The Company can draw upon a Loan and Security Agreement and a Non-Resource Receivable Purchase Agreement with SVB Silicon Valley Bank (SVB) that provides an aggregate working capital line of credit up to $15 million. Management expects trade accounts receivable and inventory to turn into cash in short periods of time. As such, given the level of cash and cash equivalents, trade accounts receivable, inventory and available borrowings, management believes the Company has adequate resources to fund current and planned operations.
The Company generated $1.6 million of cash from operating activities during fiscal year 2007 compared to using $0.9 million of cash during fiscal year 2006. The cash generated from operating activities is primarily the result of $5.6 million from net income from continuing operations, $1.7 million of non-cash expenses, a $3.5 million increase in trade accounts payable and accrued liabilities, primarily due to the timing of purchases from vendors, a $8.4 million increase in trade accounts receivable due to increased sales volume, a $1.0 million increase in inventories to support the increased sales volume and a $0.2 million decrease in prepaid and other assets.
Investing activities used cash totaling $0.8 million during fiscal year 2007 as compared to $11.6 million of cash that was generated from investing activities in fiscal year 2006. Fiscal year 2007 investing activities were for capital spending for test equipment and equipment for the message center of $0.8 million. The cash generated in fiscal year 2006 was the result of $12.1 million from the sale of marketable securities less $0.5 million used for the purchase of test equipment and computer equipment.
Financing activities used $2.5 million of cash during fiscal year 2007 compared to $3.3 million of cash generated from such activities during fiscal year 2006. The cash used in financing activities in fiscal year 2007 is primarily attributable to the $3.3 million payment of cash to SVB on the working capital loan and $0.8 million of cash received from the exercise of stock options. The cash generated from financing activities in fiscal year 2006 consisted primarily of funds borrowed from SVB.

The Company generally requires its foreign customers to prepay, obtain letters of credit or to qualify for export credit insurance underwritten by third party credit insurance companies prior to making international shipments. Also, to mitigate the effects of currency fluctuations on the Company’s results of operations, the Company conducts all of its international transactions in US dollars.
The following table sets forth our total contractual cash obligations as of September 30, 2007:

	Payments Due by Period
		Less than
Contractual Cash Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Operating leases	$3,050	$497	$1,338	$1,026	$189
Purchase Commitments	17,715	17,715	—	—	—

Total contractual cash obligations	$20,765	$18,212	$1,338	$1,026	$189

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
On an on-going basis, management evaluates its estimates and judgments, including those related to net realizable value of inventories and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect the presentation of the Company’s financial condition and results of operations
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At September 30, 2007 and 2006, the inventory reserves were $0.6 million and $0.9 million, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Goodwill
The Company evaluates the fair value and recoverability of the goodwill (See Note 2 to the Consolidated Financial Statements) whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable or at least annually. In determining fair value and recoverability, the Company makes projections regarding future cash flows. These projections are based on assumptions and estimates of growth rates for the related business segment, anticipated future economic conditions, the assignment of discount rates relative to risk associated with companies in similar industries and estimates of terminal values. An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount.
Income Taxes
The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Currently, the Company has significant deferred tax assets principally related to net operating losses. Deferred tax assets are reviewed regularly for recoverability and when necessary, valuation allowances are established based on historical tax losses, projected future taxable income, and expected timing of reversals of existing temporary differences. Valuation allowances have been provided for all deferred tax assets, due to the uncertainty about the realizability of such deferred tax assets. Future profitable operations and changes in the Company’s expectations could result in significant adjustments to the valuation allowances, which would significantly impact the Company’s net income.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The discussion of recently issued accounting pronouncements is hereby incorporated by reference from Item 8, notes to consolidated financial statements.
OUTLOOK
The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.
The Company expects to continue to capitalize on its favorable market position in the domestic security alarm market and it expects to grow TELGUARD subscribers substantially. Due to uncertainties in international markets and pending new product introductions, the Company is unable to forecast results for other FCT products.
The amount and frequency of product shipments to the Company’s largest customers depends on many factors, including market conditions and agreements with other suppliers. The outcome of pending and future negotiations for orders with such customers and the timing of shipments may have a significant impact on the Company’s future revenues and profitability.
FORWARD-LOOKING INFORMATION
This report contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. The Company also includes certain estimates, projections and other forward-looking statements in its reports and in other publicly available material. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forwarding-looking statements.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of September 30, 2007.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. To reduce its exposure to the credit risks of international customers, the Company generally seeks payment prior to shipment, receives irrevocable letters of credit that are confirmed by U.S. banks, or purchases commercial credit insurance. In some instances, the Company extends credit to foreign customers without the protection of prepayment, letters of credit or credit insurance. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible. We have significant sales to CANTV, the Venezuelan, government-owned telecom company and have a material amount of trade accounts receivable at this time. While we have always received amounts owed from all of our Venezuelan customers, it is difficult to predict if this will continue due to volatile political conditions in Venezuela at this time. Because of the steps taken above to mitigate credit risks of international customers, the Company believes that its exposure to credit risk is not material with the exception of the unpredictable conditions in Venezuela.
To mitigate the effects of currency fluctuations on the Company’s results of operations, the Company conducts all of its international transactions in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
1. The following financial statements are included in this document.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Telular Corporation
We have audited the accompanying consolidated balance sheets of Telular Corporation as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 21 to the financial statements, the Company adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements effective October 1, 2006.
We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Telular Corporation’s internal control over financial reporting as of September 30, 2007, based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 11, 2007 expressed an unqualified opinion thereon.
Chicago, Illinois
December 11, 2007

Ernst & Young LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Telular Corporation
We have audited Telular Corporation’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Telular Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Telular Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Telular Corporation as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2007 of Telular Corporation and our report dated December 11, 2007, expressed an unqualified opinion thereon.
Chicago, Illinois
December 11, 2007

Ernst & Young LLP

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$10,254	$6,799
Restricted cash	340	—
Trade accounts receivable, net	19,723	11,320
Inventories, net	3,500	2,477
Prepaid expenses and other current assets	108	153
Assets of discontinued operations	17,959	33,383

Total current assets	51,884	54,132

Property and equipment, net	1,391	1,334
Goodwill	2,043	2,043
Other	290	428

Total assets	$55,608	$57,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$9,614	$7,117
Accrued liabilities	4,366	2,583
Working capital line of credit	—	3,313
Liabilities of discontinued operations	3,262	6,112

Total current liabilities	17,242	19,125

Stockholders’ equity:
Common stock: $.01 par value; 75,000,000 shares authorized; 18,524,039 and 18,066,411shares outstanding at September 30, 2007 and 2006, respectively	185	181
Additional paid-in capital	171,158	168,852
Deficit	(132,977)	(130,221)

Total stockholders’ equity	38,366	38,812

Total liabilities and stockholders’ equity	$55,608	$57,937

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year ended September 30,
	2007	2006	2005

Revenue
Net product sales	$57,136	$34,562	$24,394
Service revenue	17,371	11,144	9,095

Total revenue	74,507	45,706	33,489

Cost of sales
Net product cost of sales	39,807	25,395	19,254
Service cost of sales	9,169	5,937	5,132

Total cost of sales	48,976	31,332	24,386

Gross margin	25,531	14,374	9,103

Operating Expenses
Engineering and development expenses	6,930	3,935	3,245
Selling and marketing expenses	7,406	5,686	5,755
General and administrative expenses	5,597	5,770	4,894

Total operating expenses	19,933	15,391	13,894

Income (loss) from operations	5,598	(1,017)	(4,791)
Other income, net	27	373	284

Income (loss) from continuing operations before income taxes	5,625	(644)	(4,507)
Provision for income taxes	—	—	—

Income (loss) from continuing operations	5,625	(644)	(4,507)
Loss from discontinued operations, net of income taxes	(7,571)	(11,174)	(6,375)

Net loss	$(1,946)	$(11,818)	$(10,882)

Net income (loss) per common share:
Basic
Continuing operations	$0.31	$(0.04)	$(0.34)
Discontinued operations	$(0.42)	$(0.66)	$(0.47)

Net loss	$(0.11)	$(0.70)	$(0.81)

Diluted
Continuing operations	$0.31	$(0.04)	$(0.34)
Discontinued operations	$(0.42)	$(0.66)	$(0.47)

Net loss	$(0.11)	$(0.70)	$(0.81)

Weighted-average number of common shares outstanding:
Basic	18,211,553	16,903,487	13,517,314
Diluted	18,211,553	16,903,487	13,517,314
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

		Additional		Total
	Common	Paid-In		Stockholders’
	Stock	Capital	Deficit	Equity

Balance at September 30, 2004	$133	$152,189	$(107,521)	$44,801
Comprehensive income:
Net loss for the year ended September 30, 2005	—	—	(10,882)	(10,882)
Sale of common stock in a private placement	26	3,886	—	3,912
Issuance of warrants in a private placement	—	5,311	—	5,311
Stock options exercised	2	631	—	633
Stock issued in connection with services received	—	17	—	17

Balance at September 30, 2005	161	162,034	(118,403)	43,792

Comprehensive income:
Net loss for the year ended September 30, 2006	—	—	(11,818)	(11,818)
Stock issued in connection with purchase of business unit	20	5,485	—	5,505
Cost associated with the sale of common stock in a private placement	—	(21)	—	(21)
Warrants issued to secure working capital loan	—	356	—	356
Stock based compensation expense	—	937	—	937
Stock options exercised	—	51	—	51
Stock issued in connection with services received	—	10		10

Balance at September 30, 2006	181	168,852	(130,221)	38,812

Cumulative effect of adjustments resulting from the adoption of SAB No. 108	—	—	(810)	(810)

Adjusted balance at October 1, 2006	181	168,852	(131,031)	38,002
Comprehensive income:
Net loss for the year ended September 30, 2007	—	—	(1,946)	(1,946)
Stock issued in connection with purchase of business unit	1	562	—	563
Stock based compensation expense	—	877	—	877
Stock options exercised	3	820	—	823
Stock issued in connection with services received	—	47	—	47

Balance at September 30, 2007	$185	$171,158	$(132,977)	$38,366

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended September 30,
	2007	2006	2005
Operating Activities:
Net loss	$(1,946)	$(11,818)	$(10,882)
Less loss from discontinued operations	(7,571)	(11,174)	(6,375)

Income (loss) from continuing operations	5,625	(644)	(4,507)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities
Depreciation	732	1,106	1,166
Loss on disposal of operating assets	60	37	—
Stock based compensation expense	877	937	—
Common stock issued for services	47	10	17
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	(8,403)	(6,830)	1,190
Inventories	(1,023)	1,661	3,490
Prepaid expenses and other assets	181	182	(91)
Trade accounts payable	2,497	3,344	1,058
Accrued liabilities	973	(689)	(522)

Net cash provided by (used in) operating activities of continuing operations	1,566	(886)	1,801

Investing Activities:
Acquisition of property and equipment	(845)	(478)	(531)
Proceeds from sale of marketable securities	—	12,075	875
Purchase of marketable securities	—	—	(500)

Net cash provided by (used in) investing activities of continuing operations	(845)	11,597	(156)

Financing Activities:
Proceeds from working capital line of credit	5,737	10,065	—
Payments on working capital line of credit	(9,050)	(6,752)	—
Expenditures related to the issuance of common stock	—	(21)	—
Proceeds from the issuance of common stock	—	—	9,223
Proceeds from the exercise of stock options	823	51	633

Net cash provided by (used in) financing activities of continuing operations	(2,490)	3,343	9,856

Cash Flows of Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	5,596	(16,781)	(6,862)
Net cash used in investing activities of discontinued operations	(372)	(497)	(4,843)

Net increase (decrease) in cash and cash equivalents	3,455	(3,224)	(204)

Cash and cash equivalents, beginning of period	6,799	10,023	10,227

Cash and cash equivalents, end of period	$10,254	$6,799	$10,023

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
1. Description of Business
Telular Corporation (the Company) operates in one business segment. The Company designs, develops, and manufactures fixed cellular equipment and component elements, focusing on terminal and event monitoring products, in both domestic and international markets. The Company also provides cellular service to customers purchasing event monitoring products.
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
Restricted Cash
Beginning in February 2003, the Venezuelan government imposed restrictions on the acquisition and payment of foreign currencies. On June 27, 2007, the Company entered into a Guaranty Agreement (the “Agreement”) with Digitel, one of its customers located in Venezuela. Under the Agreement, Digitel recognized its debt to the Company of $340 related to an unpaid invoice and deposited $340 amount with the Company. The Agreement stipulates that the funds shall not be applied or used by the Company as total or partial payment of any unpaid invoices unless, within 180 days of the date of the Agreement, payment is not approved and made by the Venezuelan government. If such a payment on the unpaid invoice is made before December 24, 2007, the Company will return the funds to Digitel. If payment is not made by December 24, 2007, the Company has the right to offset the unpaid invoice with the $340.
Financial Instruments
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising the Company’s customer base. For international sales, the Company generally receives payment in advance of shipment, irrevocable letters of credit that are confirmed by U.S. banks or purchases international credit insurance to reduce its credit risk. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.
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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
Goodwill
The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill represents the excess of cost over fair value of net assets of purchased businesses. The Company does not amortize goodwill. The Company evaluates the impairment of goodwill each year in the third quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on the fair value of the reporting unit.
The Company reviews for impairment of other intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of other intangible assets by comparing the carrying amount of the intangible assets to future net undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a discounted future cash flow analysis.
Factors considered that might trigger an impairment review consist of:
•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;

•	Significant negative industry or economic trends; and,

•	Significant decline in Telular’s stock price for a substantial period.
If one or more of the above indicators of impairment have occurred, the Company measures the impairment based on a projected discounted cash flow using a discount rate that incorporates the risk inherent in the cash flows. On May 8, 2006, the Company recorded additional goodwill of $3,534 as a result of the purchase of the fixed wireless division of CSI Wireless, Inc. (CSI). Based upon its June 2006 goodwill impairment test, the Company recorded a goodwill impairment charge of $4,045 representing all of the goodwill of the fixed cellular phone (FCP) business which, since July 2007, has been accounted for as a discontinued operation (see Note 3).
In the first quarter of fiscal 2007, $563 of additional purchase price related to the purchase of the fixed wireless division of CSI was recorded as goodwill. The additional goodwill was also deemed to be impaired. Accordingly, the Company recorded a goodwill impairment charge of $563. The loss on goodwill impairment in fiscal 2007 and 2006 is included in the loss from discontinued operations in the accompanying consolidated statements of operations.
Based upon its June 2007 goodwill impairment test, the Company determined that the goodwill of $2,043 was not impaired.
Intangible Assets
Intangible assets consist of capitalized technology, customer relationships and licensing agreements. These assets are recorded at cost and, prior to July 2007, were being amortized over their estimated lives over a period of 8 months to 5 years, using the straight-line method. All of the intangible assets are part of discontinued operations (see Note 3). Accordingly, the Company ceased amortizing its intangible assets beginning July 1, 2007. All prior amortization expense is included in loss from discontinued operations in the accompanying consolidated statement of operations.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line methods over the assets’ useful lives ranging from 3 to 10 years. Depreciation expense was $732, $1,106 and $1,166 for 2007, 2006 and 2005, respectively.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
Income Taxes
The Company utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance if, based upon management’s estimates, it is more likely than not, that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.
Loss Per Share of Common Stock
Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. Weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share was 18,211,553, 16,903,487, and 13,517,314 in 2007, 2006 and 2005, respectively.
The shares outstanding used to compute diluted earnings per share for 2007, 2006 and 2005 exclude outstanding options to purchase 1,590,073, 1,765,009 and 1,719,235 shares of common stock, respectively, with weighted average exercise prices of $4.67, $4.52 and $7.93, respectively. Additionally, shares outstanding used to compute diluted earnings per share for 2007, 2006 and 2005 excluded outstanding warrants to purchase 3,020,848, 3,020,848 and 2,699,992 shares of common stock respectively. The options and warrants were excluded because their inclusion in the computation would have been antidilutive.
Stock-Based Compensation
The Company has an officer and employee stock incentive plan, a non-employee director stock incentive plan and outside of the plans several stock option agreements (See Note 13). During fiscal 2005, stock-based compensation awards under these plans and agreements was accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees. Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment, (SFAS 123(R)) which requires the cost of all share-based payments, including grants of employee stock options and issuance of warrants, to be recognized in the financial statements based on their fair value. The Company calculates the cost of stock options grants based on their grant date fair value and recognizes these costs over the vesting period. The fair value of stock options granted and warrants issued is estimated at the grant date or issuance date using a Black-Scholes stock option valuation model. Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of the Company’s common stock, a risk-free interest rate, a dividend yield on the Company’s common stock and the expected term of the option. The Company implemented SFAS 123 (R) under the Modified Prospective Transition (MPT) method. Under the MTP method, the cost for awards that were granted prior to, but not vested, as of October 1, 2005, will be recognized in operations over their remaining vesting period.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
For the year ended September 30, 2007, 2006 and 2005, the Company valued stock options granted using the Black-Scholes valuation method with the following assumptions:

	Twelve Months Ended September 30,
	2007	2006	2005

Volatility	69% - 73%	73% - 75%	60%
Expected term	4.0 yrs	5.8 yrs	5.3 yrs
Risk free interest rate	4.61% - 4.96%	4.32% - 5.01%	3.8%
Dividend yield	0.0%	0.0%	0.0%
The Company recognized $877 and $937 of stock based compensation expense for fiscal 2007 and 2006, respectively. As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s loss before income taxes and net loss for the twelve months ended September 30, 2007 and 2006 is $877 and $937, respectively, lower than if the Company had continued to account for share-based compensation under APB 25.
Had the Company recognized all stock-based compensation expense in the fiscal 2005 based under the fair-value method at the grant date for the stock options, the Company’s pro forma loss and loss per share from continuing operations for 2005 would have been as follows:

Loss from continuing operations as reported	$(4,507)

Less: stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(863)

Pro forma loss from continuing operations	$(5,370)

Loss per share from continuing operations:
Basic — as reported	$(0.34)
Basic — pro forma	$(0.40)

Diluted — as reported	$(0.34)
Diluted — pro forma	$(0.40)
Fair Value of Financial Instruments
At September 30, 2007 and 2006, the Company’s financial instruments included accounts receivable, accounts payable, accrued liabilities and working capital line of credit. The carrying values reported in the consolidated balance sheet for these financial instruments approximate their fair values.
Research and Development Costs
Research and development costs for the years ended September 30, 2007, 2006 and 2005, were $6,076, $2,636 and $2,288, respectively, and are included in engineering and development expense.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
Shipping and Handling Costs
Shipping and handling costs of $321, $499, and $192 were included in selling and marketing expense for the years ended September 30, 2007, 2006 and 2005, respectively.
Warranty
The Company provides warranty coverage for a period of 15 months on terminal products and 24 months on event monitoring products from the date of shipment. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The following table is a summary of the Company’s accrued warranty obligation for continuing operations.

	September 30,
	2007	2006
Balance at the beginning of the period	$90	$64
Warranty expense during the period	439	193
Warranty payments made during the period	(446)	(167)

Balance at the end of the period	$83	$90

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
As described in Note 3, the amounts in the accompanying Consolidated Balance Sheets, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows have been restated to reflect the discontinuance of the FCP segment.
Recently Issued Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. This interpretation also provides guidance on de-recognition, classification, accounting in interim periods and expanded disclosure requirements. FIN 48 is effective for fiscal years beginning October 1, 2007. We are currently in the process of assessing the impact that FIN 48 will have on our results of operations and financial position.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for fiscal years ending after November 15, 2007. We do not anticipate this pronouncement will have a significant impact on our results of operations or financial position

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
3. Discontinued Operations
During July 2007, the Company formulated a plan to sell the net assets of its FCP segment and exit the cellular phone market. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, (SFAS 144), the Company has designated the assets and liabilities of this segment as “held for sale”. The assets and liabilities in this disposal group have been measured at the lower of their carrying value or fair value less cost to sell and are separately identified in the Consolidated Balance Sheets.
The following table summarizes certain operating data for discontinued operations for the years ended September 30:

	2007	2006	2005

Revenues	$20,931	$47,394	$18,946
Cost of sales	20,357	43,312	17,268
Total operating expenses	8,145	15,256	8,053

Loss from discontinued operations	$(7,571)	$(11,174)	$(6,375)

The following table summarizes the components of discontinued operations reported on the Consolidated Statements of Cash Flows for the years ended September 30:

	2007	2006	2005

Operating Activities:
Loss from discontinued operations	$(7,571)	$(11,174)	$(6,375)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation	718	690	309
Amortization	3,149	1,606	600
Goodwill impairment loss	563	4,045	—
Loss on disposal of assets	256	—	—
Changes in assets and liabilities:
Assets of discontinued operations	11,331	(14,529)	(1,002)
Liabilities of discontinued operations	(2,850)	2,581	(394)

Net cash provided by (used in) operating activities	5,596	(16,781)	(6,862)
Investing Activities:
Acquisition of property and equipment	(32)	(602)	(843)
Purchase of business	—	(3,895)	—
Decrease (increase) in restricted cash	(340)	4,000	(4,000)

Net cash used in investing activities	(372)	(497)	(4,843)

Cash provided by (used in) discontinued operations	$5,224	$(17,278)	$(11,705)

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets as of September 30:

	2007	2006

Trade accounts receivable, net	$9,962	$14,175
Inventories, net	4,359	9,928
Prepaid expenses	101	1,734
Property and equipment, net	2,348	3,291
Intangible assets, net	1,098	4,247
Other assets	91	8

Total assets	$17,959	$33,383

Trade accounts payable	$1,696	2,371
Accrued liabilities	1,566	3,741

Total liabilities	$3,262	$6,112

Results from discontinued operations reflect directly attributable revenues, cost of sales, engineering expenses and selling and marketing expenses. General and administrative expenses have not been allocated to discontinued operations because those expenses are general to the continuing operations of the Company and would not be expected to be eliminated or reduced as a result of disposing of the FCP segment.
4. Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts are as follows:

	September 30,
	2007	2006

Trade receivables	$19,763	$11,505
Less: allowance for doubtful accounts	(40)	(185)

	$19,723	$11,320

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
5. Inventories
Inventories consist of the following:

	September 30,
	2007	2006
Raw materials	$915	$1,890
Finished goods	3,136	1,509

	4,051	3,399
Less: reserve for obsolescence	(551)	(922)

	$3,500	$2,477

6. Property and Equipment
Property and equipment consist of the following:

	September 30,
	2007	2006

Furniture and fixtures	$488	$1,057
Computer equipment	2,426	4,440
Machinery and equipment	4,497	4,031
Leasehold improvements	324	1,522
Construction in progress	11	—

	7,746	11,050
Less accumulated depreciation	(6,355)	(9,716)

Property and equipment, net	$1,391	$1,334

7. Goodwill and Intangible Assets
Goodwill as of September 30, 2007 and 2006 is as follows:

Balance at September 30, 2005	$2,554
2006 activity:
Additional goodwill — FCP	3,534
Impairment of goodwill — FCP	(4,045)

Balance at September 30, 2006	2,043
2007 activity:
Additional goodwill — FCP	563
Impairment of goodwill — FCP	(563)

Balance at September 30, 2007	$2,043

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
All intangible assets are related to the FCP segment and are included in Assets of Discontinued Operations and as of September 30, 2007 and 2006, are as follows:

	2007			2006
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Capitalized technology	$3,840	$(3,240)	$600	$3,840	$(2,250)	$1,590
Customer relationships	3,070	(2,671)	399	3,070	(637)	2,433
Other	293	(194)	99	293	(69)	224

Total intangible assets	$7,203	$(6,105)	$1,098	$7,203	$(2,956)	$4,247

In accordance with SFAS 144, the Company ceased amortizing the intangible assets related to the discontinued operations of the FCP segment that are held for sale.
8. Accrued Liabilities
Accrued liabilities consists of:

	September 30,
	2007	2006

Payroll and benefits expense	$1,621	$737
Other	2,745	1,846

	$4,366	$2,583

9. Line of Credit
On June 27, 2006, the Company entered into a two year Loan and Security Agreement (the Agreement) with Silicon Valley Bank (SVB). The Agreement provides for two borrowing facilities: a non-recourse accounts receivable purchase facility and a working capital line of credit secured by accounts receivable based upon eligible accounts receivable at 80% of their face value. Each component of the Agreement has a credit limit of $10,000 and the Agreement, in aggregate, has a credit limit of $15,000. Interest charged under the loan can vary from SVB’s prime rate to SVB’s prime rate plus 2%. As of September 30, 2007 and 2006, the Company had the following outstanding borrowings:

	2007		2006
	Amount	Interest Rate	Amount	Interest Rate

Non-recourse accounts receivable purchase facility	$—	0%	$—	0%

Working capital line of credit facility	$—	0%	$3,313	10.25%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
In connection with the Agreement, the Company issued 320,856 warrants to purchase the Company’s Common Stock. The warrants were immediately exercisable at $1.87 per share and were valued at $356 using the Black-Scholes pricing model. The value of the warrants has been recorded as a loan origination fee and is being amortized over the term of the Agreement.
10. Income Taxes
The Company did not record any U.S. federal or state income tax provision or benefit for fiscal year 2007, 2006 and 2005 due to the net operating loss generated in each year.
At September 30, 2007, the Company had net operating loss carryforwards of approximately $125,572 for income tax purposes that begin expiring in 2009. Of this amount, $10,723 relates to tax deductions generated by the exercise of certain stock options by employees, which will be available to offset future income tax liabilities by a total of $4,160. This amount will be treated as a credit to paid in capital when realized. In addition, the Company has $3,117 of research and development credit carryforwards, which begin expiring in 2008.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	September 30,
	2007	2006
Deferred tax assets:
Reserve for inventory obsolescence	$552	$689
Allowance for doubtful accounts	18	133
Fixed assets	—	577
Intangible assets	3,284	2,391
Research and development tax credits	3,117	2,514
Non-cash compensation	440	364
Net operating loss carryforwards	49,540	48,722
Accrued liabilities	376	274
Other	109	158

Total deferred tax assets	57,436	55,822
Less valuation allowance	57,436	55,822

Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance on the deferred tax assets due to the uncertainty of its realizability. The valuation allowance increased by $1,614 during fiscal 2007, due principally to the increase in the net operating loss carryforwards of $818, increase in intangible assets of $893, an increase in the research and development credit of $603 and decreases in fixed assets of $577.
Based on Internal Revenue Code Section 382, changes in the ownership of the Company may limit the utilization of net operating loss carryforwards of the Company.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
11. Commitments
The Company occupies certain facilities and rents certain equipment under various lease agreements expiring at various dates through February 28, 2015. Rent expense for continuing operations for the years ended September 30, 2007, 2006, and 2005 was $751, $915 and $861, respectively. Future minimum obligations for continuing operations under noncancelable operating leases are as follow:

Fiscal Year
2008	$497
2009	465
2010	424
2011	449
2012	568
Thereafter	647

$3,050

During fiscal 2006, the Company entered into an agreement with ACT Electronics, Inc. (ACT) under which ACT will provide fulfillment services and manufacture final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. As of September 30, 2007, the Company had $11,221 in open purchase commitments pursuant to this agreement.
On September 11, 2006, the Company entered into an agreement with Speedy-Tech Electronics Ltd. (Speedy) relating to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from Speedy against amounts owed to Speedy by the Company. As of September 30, 2007, the Company had $1,750 in open purchase commitments pursuant to this agreement.
12. Redeemable Preferred Stock and Preferred Stock
At September 30, 2007 and 2006, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.
13. Capital Stock and Stock Options
On September 2, 2005, the Company sold 2,650,000 shares of its Common Stock for $9,275 ($9,202 net of offering costs), in a private placement that was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D. The Company subsequently filed a registration statement on Form S-3 under the Securities Act of 1933, which was declared effective by the Securities and Exchange Commission on October 21, 2005. In addition to the Common Stock, the Company also issued Series A Warrants exercisable for a total of 1,324,996 shares of Common Stock at a strike price of $4.50 per share and Series B Warrants exercisable for a total of 1,324,996 shares of Common Stock at a strike price of $5.00 per share. Both the Series A and Series B Warrants vested six months from the closing date, expire on September 2, 2010 and are callable by the Company based on the performance of the Company’s Common Stock price. The warrants were valued using the Black-Scholes pricing model. Of the net proceeds from the sale, $2,717 was allocated to the Series A Warrants and $2,594 was allocated to the Series B Warrants.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
In connection with a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells Fargo) entered into during fiscal year 2000 that was repaid on December 30, 2002, the Company issued warrants to Wells Fargo convertible into 50,000 shares of the Company’s Common Stock. The warrants have a strike price of $16.29 per share and do not have an expiration date.
The Company has an Officer and Employee Stock Incentive Plan and a Non-employee Director Stock Incentive Plan (the Plans). Under the Plans, options to purchase shares of Common Stock may be granted to all officers, employees and non-employee directors. Stock options have been granted at exercise prices as determined by the Compensation Committee of the Board of Directors to all officers, employees and non-employee directors of the Company pursuant to the Plans. These stock options vest immediately or over a period of up to three years. All stock options, if not exercised or terminated, expire either on the sixth or the tenth anniversary of the date of grant. In addition, the Plans provide for the issuance of Common Stock to employees for their performance.
Prior to October 2002, Stock Option Agreements were also provided annually to the independent directors of the Company in lieu of compensation as directors and members of committees of the Board of Directors. These options were granted at exercise prices equal to the price of the Company’s common stock on the date of grant and those not exercised or canceled expire on the tenth anniversary of the date of grant.
The following table summarizes the number of Common Shares reserved and available for issuance under the Plans at September 30, 2007.

		Available
	Reserved	to Issue
Officer and Employee Stock Incentive Plan	3,450,000	687,982
Non-employee Director Stock Incentive Plan	300,000	70,031
Common stock issued to employees for services performed was 0 shares, 0 shares and 3,034 shares in 2007, 2006 and 2005, respectively. Common stock issued to non-employees for services performed was 0 shares, 2,983 shares and 0 shares in 2007, 2006 and 2005, respectively. The Company issued restricted stock to its directors for their services of 18,482 shares in 2007 and 0 shares in 2006 and 2005, respectively.
The following table displays all stock option activity as of September 30, including stock options granted under the Plans and the Stock Option Agreements.

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding at beginning of the year	1,765	$4.52	1,719	$7.93	1,801	$7.90
Granted	453	3.66	892	2.72	619	4.54
Exercised	(288)	2.86	(21)	2.47	(192)	3.30
Canceled	(340)	4.07	(825)	9.73	(509)	5.45

Outstanding at end of the year	1,590	$4.67	1,765	$4.52	1,719	$7.93

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
The following table summarizes information about options outstanding at September 30, 2007:

		Weighted-	Outstanding		Exercisable
		Average	Weighted-		Weighted-
	Outstanding as of	Remaining	Average	Exercisable as of	Average
Range of	September 30, 2007	Contractual	Exercise	September 30, 2007	Exercise
Exercise Prices	(000’s)	Life (in years)	Price	(000’s)	Price

$1.95 - 3.25	524	4.96	$2.58	201	$2.83
3.26 - 3.68	400	6.58	3.52	69	3.52
3.69 - 6.58	504	3.34	5.90	407	6.20
6.59 - 16.45	162	2.39	10.42	141	10.91

	1,590	4.59	$4.67	818	$5.96

14. Major Customers
For the years ended September 30, 2007, 2006 and 2005, the Company derived approximately $32,209 (43%), $18,097 (40%), and $7,409 (22%), respectively, of its total revenues from one customer located in the United States. Trade accounts receivable from this customer totaled $9,453 at September 30, 2007 and $3,120 at September 30, 2006.
15. Export Sales
The Company exports its products to three regions around the world: Central American/Latin American (CALA), Europe/ Africa (EA) and Asia/Middle East (AME). Export sales for the years ended September 30, 2007, 2006 and 2005 are summarized in the table below.

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales
Fiscal 2007 sales	$8,368	$1,126	$244	$9,738	$64,769	$74,507
Region’s sales as % of total export sales	85.92%	11.57%	2.51%	100.00%
Region’s sales as % of Total Company sales	11.23%	1.51%	0.33%	13.07%	86.93%	100.00%

Fiscal 2006 sales	$5,201	$1,728	$514	$7,443	$38,263	$45,706
Region’s sales as % of total export sales	69.88%	23.22%	6.91%	100.00%
Region’s sales as % of Total Company sales	11.38%	3.78%	1.12%	16.28%	83.72%	100.00%

Fiscal 2005 sales	$9,124	$2,026	$939	$12,089	$21,400	$33,489
Region’s sales as % of total export sales	75.47%	16.76%	7.77%	100.00%
Region’s sales as % of Total Company sales	27.24%	6.05%	2.80%	36.10%	63.90%	100.00%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
16. Contingencies
The Company is involved in various legal proceedings that arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings will not have a material adverse effect on the Company’s consolidated results of operations, cash flows or financial position.
17. Employee Benefit Plan
The Company sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company may match employee contributions on a discretionary basis. There were no Company matches and therefore no amounts charged against operations related to the Company’s defined contribution plan for the years ended September 30, 2007, 2006, and 2005.
18. Supplemental Disclosures of Cash Flow Information

	For the Year ended September 30,
	2007	2006	2005
Supplemental disclosure of cash flow information:
Interest paid	$107	$91	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to CSI in connection with acquisition — 1,931,745 shares	$—	$5,505	$—
Common stock issued to CSI in connection with the earn-out provisions of the Purchase Agreement - 150,990 shares	$563	$—	$—
Restricted common stock awarded as director compensation — 18,482 shares	$47	$—	$—
Increase in additional paid-in capital related to warrants issued to secure working capital line of credit — 320,856 warrants	$—	$356	$—
19. Business Combination
On May 8, 2006, the Company acquired substantially all of the assets and assumed certain liabilities relating to the fixed wireless division of CSI Wireless Inc. and CSI Wireless LLC (together, the “Sellers”). Pursuant to the Asset Purchase Agreement (the “Purchase Agreement”), the Company paid $3,044 in cash and issued 1,931,745 shares of its common stock with a fair value of $5,505 as consideration in the acquisition. In addition, the Company incurred $851 in direct costs related to the acquisition and recorded $197 of liabilities in connection with the purchase. The fair value of the common stock was determined based on the average market price of the Company’s Common Stock over the five day period ended two days before and two days after the terms of the Purchase Agreement were finalized. The purchase has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. The Company’s Statements of Operations include the results of operations for the purchased assets and liabilities since the date of acquisition.
In the first quarter of fiscal year 2007, $563 of additional purchase price was recorded as goodwill and as a liability to be settled with common stock of the Company pursuant to one of the earn-out provisions of the Purchase Agreement. In the second quarter of fiscal year 2007, the Company issued 150,990 shares of its common stock to the Sellers in settlement of the earn-out liability. The fair value of the common stock was determined based on the average market price of the Company’s common stock over the five day period ended two days after December 31, 2006. The final earn-out measurement date was June 30, 2007, and no additional purchase price was recorded in the second or third quarters of fiscal 2007.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
The following table summarizes the fair value of the assets acquired and the liabilities assumed at the date of acquisition, including the consideration under the earn-out.

Inventory	$69
Prepaid expenses and deposits	112
Property and equipment	2,349
Acquired technology	840
Customer relationships	3,070
Other intangible assets	293
Goodwill	4,097

Total assets acquired	10,830

Reserve on purchase orders commitments	517
Accrued warranty reserve	40
Capital lease obligations	113
Liabilities in connection with the purchase	197

Total liabilities assumed	867

Net asset acquired	$9,963

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

$9,963

The following table presents unaudited pro forma financial information for the year ended September 30, 2006 assuming the acquisition occurred as of October 1, 2005:

2006

Revenues from discontinued operations	$63,764
Loss from discontinued operations	(13,889)
Net loss	(14,533)
Basic and diluted net loss per common share	(0.88)

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
20. Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended September 30, 2007 and 2006 (in thousands, except share data).

	Three months ended,
	December 31	March 31	June 30	September 30
Fiscal year 2007
Total revenues	$14,763	$16,890	$16,502	$26,352
Gross margin	5,151	5,496	5,784	9,100
Income from continuing operations	248	288	1,391	3,698
Loss from discontinued operations	(2,327)	(2,108)	(976)	(2,160)
Net income (loss)	(2,079)	(1,820)	415	1,538
Basic income (loss) per common share:
Continuing operations	$0.01	$0.02	$0.07	$0.20
Discontinued operations	$(0.13)	$(0.12)	$(0.05)	$(0.12)
Net income (loss)	$(0.12)	$(0.10)	$0.02	$0.08
Diluted income (loss) per common share:
Continuing operations	$0.01	$0.02	$0.07	$0.19
Discontinued operations	$(0.13)	$(0.12)	$(0.05)	$(0.11)
Net income (loss)	$(0.12)	$(0.10)	$0.02	$0.08
Fiscal year 2006
Total revenues	$7,656	$7,588	$14,420	$16,042
Gross margin	2,819	2,597	4,211	4,747
Income (loss) from continuing operations	103	(526)	(278)	57
Loss from discontinued operations	(1,361)	(1,407)	(6,161)	(2,245)
Net loss	(1,258)	(1,933)	(6,439)	(2,188)
Basic and diluted income (loss) per common share:
Continuing operations	$0.01	$(0.03)	$(0.02)	$0.00
Discontinued operations	$(0.09)	$(0.09)	$(0.35)	$(0.12)
Net income (loss)	$(0.08)	$(0.12)	$(0.37)	$(0.12)
Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
21. Cumulative Effect Adjustment to Retained Earnings
In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Financial Statements (SAB 108). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Specifically, SAB 108 requires that companies quantify errors using both a balance sheet (iron curtain) and income statement (rollover) approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. Prior practice allowed the evaluation of materiality on the basis of either the balance sheet or the income statement approach, but did not require both. In prior years, the Company recorded certain service revenues in the period in which they were invoiced, though they related to services yet to be performed and the Company recorded costs associated with providing those services in the period subsequent to when they were incurred. The Company now believes that these revenues and costs were recorded in error. These errors were deemed to be immaterial prior to fiscal year 2007, but after applying the guidance under SAB 108, the cumulative effect of these errors was determined to be material to fiscal year 2007. In evaluating materiality and determining the appropriateness of applying SAB 108 to these errors, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99. As a result, an after-tax adjustment of $810 was made to decrease the opening balance of retained earnings as of October 1, 2006.

PART III
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure. As of the end of the period covered by this report management carried out, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
During the quarter ended September 30, 2007, there were no significant changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, using the criteria set forth by the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of September 30, 2007, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, have issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That attestation report is included herein.
ITEM 9B. OTHER INFORMATION
None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Election of Directors in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 5, 2008, which is incorporated herein.
The Directors’ names and occupations are listed in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 5, 2008. Names and information about executive officers are provided in Item 1 of this filing.
The Company has adopted a Code of Ethics for Senior Financial Officers that covers the principal executive officer, the principal financial officer and the principal accounting officer. This Code is available on the Company’s website at www.telular.com/profile/codes.asp. or a copy can be obtained free of charge by mailing a request to the Company’s headquarters at 311 South Wacker Drive, Suite 4300, Chicago, Illinois 60606-6622.
ITEM 11. EXECUTIVE COMPENSATION
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 5, 2008, which is incorporated herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 5, 2008, which is incorporated herein.
Further, for the information required by Item 201(d) of Regulation S-K, reference is made to the information contained under the caption “Option Exercise and Fiscal Year-End Option Values” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 5, 2008, which is incorporated herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Transactions in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 5, 2008, which is incorporated herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Independent Public Accountants in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 5, 2008, which is incorporated herein.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	The following financial statements are included in Part II, Item 8 of this Form 10-K.
		Reports of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets as of September 30, 2007 and 2006
		Consolidated Statements of Operations for the years ended September 30, 2007, 2006 and 2005
		Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2007, 2006 and 2005
		Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005
		Notes to Consolidated Financial Statements

	2.	The following financial statement schedule, Schedule II — Valuation and Qualifying Accounts for the years ended September 30, 2007, 2006 and 2005 is filed as part of this report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this annual report.

		Schedule II — Valuation and Qualifying Accounts

		Charged
	Balance at	to Costs		Charged			Balance at
	Beginning	and		to Other			End of
Description	of Period	Expenses		Accounts	Deductions		Period

Period Ended September 30, 2007
Accumulated amortization of intangible assets	$2,956	$3,149	(1)	$—	$—		$6,105
Valuation allowance of deferred tax asset	55,822	1,614	(2)	—	—		57,436
Reserve for inventory obsolescence	922	328		—	(699	)(3)	551
Allowance for doubtful accounts	185	(54	)(4)	—	(91	)(5)	40

Period Ended September 30, 2006
Accumulated amortization of intangible assets	$1,350	$1,606	(1)	$—	$—		$2,956
Valuation allowance of deferred tax asset	51,268	4,554	(2)	—	—		55,822
Reserve for inventory obsolescence	2,285	245		—	(1,608	)(3)	922
Allowance for doubtful accounts	95	90		—	—		185

Period Ended September 30, 2005
Accumulated amortization of intangible assets	$750	$600	(1)	$—	$—		$1,350
Valuation allowance of deferred tax asset	47,103	4,165	(2)	—	—		51,268
Reserve for inventory obsolescence	1,389	937		—	(41	)(3)	2,285
Allowance for doubtful accounts	137	(35	)(4)	—	(7	)(5)	95

(1)	Amortization of intangibles includes impairment charges. All charges are included in loss from discontinued operations.

(2)	Amount represents the change in the valuation amount for deferred taxes due principally to the origination and utilization of net operating loss carryforwards. The valuation amount reflects the net tax effects of temporary differences between the carry amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(3)	Inventory disposed.

(4)	Reversal of previously charged expense for the allowance for doubtful accounts.

(5)	Accounts receivable written-off.

3. Exhibits

Number	Description	Reference
3.1	Certificate of Incorporation	Filed as Exhibit 3.1 to Registration Statement No. 33-72096 (the Registration Statement)

3.2	Amendment No. 1 to Certificate of Incorporation	Filed as Exhibit 3.2 to the Registration Statement

3.3	Amendment No. 2 to Certificate of Incorporation	Filed as Exhibit 3.3 to the Registration Statement

3.4	Amendment No. 3 to Certificate of Incorporation	Filed as Exhibit 3.4 to Form 10-Q filed February 16, 1999

3.5	Amendment No.4 to Certificate of Incorporation	Filed as Exhibit 3.5 to Form 10-Q filed February 16, 1999

3.6	By-Laws	Filed as Exhibit 3.4 to the Registration Statement

4.1	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock	Filed as Exhibit 99.2 Form 8-K filed April 25, 1997

10.1	Appointment of Larry J. Ford	Filed as Exhibit 10.2 to Form 10-Q filed May 1, 1995

10.2	Nonqualified Stock Option Agreement, dated as of October 31, 2000, by and between the Company and Larry J. Ford	Filed as Exhibit 4.9 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.3	Nonqualified Stock Option Agreement, dated as of October 26, 1999, by and between the Company and Larry J. Ford	Filed as Exhibit 4.10 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

Number	Description	Reference
10.4	Nonqualified Stock Option Agreement, dated as of October 31, 2000, by and between the Company and John E. Berndt	Filed as Exhibit 4.15 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.5	Nonqualified Stock Option Agreement, dated as of October 26, 1999, by and between the Company and John E. Berndt	Filed as Exhibit 4.16 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.6	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and John E. Berndt	Filed as Exhibit 10.41 to Form 10-K filed December 21, 2001

10.7	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and Larry J. Ford	Filed as Exhibit 10.42 to Form 10-K filed December 21, 2001

10.8	Telular Corporation Non-employee Directors’ Stock Incentive Plan	Filed as Exhibit 10.22 to Form 10-Q filed February 14, 2003

10.9	Employment Agreement with Michael J. Boyle dated July 22, 2005	Filed as Exhibit 10.1 to Form 8-K filed July 25, 2005

10.10	Telular Corporation’s Asset Purchase Agreement with CSI Wireless Inc. and CSI Wireless LLC dated April 21, 2006	Filed as Exhibit 10.1 to Form 10-Q filed May 10, 2006

10.11	Loan and Security Agreement (Working Capital Line of Credit) dated June 27, 2006	Filed as Exhibit 10.1 to Form 10-Q filed August 7, 2006

10.12	Non-Recourse Receivable Purchase Agreement dated June 27, 2006	Filed as Exhibit 10.2 to Form 10-Q filed August 7, 2006

10.13	Amended and Restated Employment Agreement with Michael J. Boyle dated October 31, 2006	Filed as Exhibit 10.22 to Form 10-K filed December 14, 2006

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Number	Description	Reference
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99	Cautionary Statements	Furnished herewith

(1)	Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation
Date: December 14, 2007	By: /s/ MICHAEL J. BOYLE
Michael J. Boyle
President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	MICHAEL J. BOYLE	President, Chief Executive	December 14, 2007

	Michael J. Boyle	Officer and Director

/s/	JOSEPH A. BEATTY	Executive Vice President,	December 14, 2007

	Joseph A. Beatty	Chief Financial Officer and Secretary

/s/	ROBERT L. DEERING	Chief Accounting Officer	December 14, 2007

Robert L. Deering

/s/	JOHN E. BERNDT	Chairman of the Board	December 14, 2007

John E. Berndt

/s/	LARRY J. FORD	Lead Independent Director	December 14, 2007

Larry J. Ford

/s/	BRIAN J. CLUCAS	Director	December 14, 2007

Brian J. Clucas

/s/	LAWRENCE S. BARKER	Director	December 14, 2007

Lawrence S. Barker

/s/	BETSY J. BERNARD	Director	December 14, 2007

Betsy J. Bernard

/s/	M. BRIAN MCCARTHY	Director	December 14, 2007

M. Brian McCarthy

EXHIBIT INDEX

Number	Description	Reference

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99	Cautionary Statements	Furnished herewith