Form 10-Q
period 2007-12-31
TELULAR CORP
filed 2008-02-11
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2007.
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐             Accelerated filer ☑                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01, as of January 22, 2008, the latest practicable date, was 19,211,502 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,	September 30,
	2007	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,582	$10,254
Restricted cash	71	340
Trade accounts receivable, net	16,886	19,723
Inventories, net	8,889	3,500
Prepaid expenses and other current assets	418	108
Assets of discontinued operations	15,093	17,959

Total current assets	50,939	51,884

Property and equipment, net	1,289	1,391
Other assets:
Goodwill	2,043	2,043
Other	234	290

Total other assets	3,566	3,724

Total assets	$54,505	$55,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$5,703	$9,614
Accrued liabilities	4,275	4,366
Liabilities of discontinued operations	1,912	3,262

Total current liabilities	11,890	17,242

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 19,184,010 and 18,524,039 outstanding at December 31, 2007 and September 30, 2007, respectively	192	185
Additional paid-in capital	173,718	171,158
Deficit	(131,295)	(132,977)

Total stockholders’ equity	42,615	38,366

Total liabilities and stockholders’ equity	$54,505	$55,608

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended December 31,
	2007	2006

Revenue
Net product sales	$14,330	$11,013
Service revenue	5,396	3,750

Total revenue	19,726	14,763

Cost of sales
Net product cost of sales	9,783	7,620
Service cost of sales	2,896	2,138

Total cost of sales	12,679	9,758

Gross margin	7,047	5,005

Operating Expenses
Engineering and development expenses	1,367	1,651
Selling and marketing expenses	1,546	1,602
General and administrative expenses	1,894	1,468

Total operating expenses	4,807	4,721

Income from operations	2,240	284
Other income (expense), net	7	(36)

Income from continuing operations before income taxes	2,247	248
Provision for income taxes	—	—

Income from continuing operations	2,247	248
Loss from discontinued operations	(565)	(2,327)

Net income (loss)	$1,682	$(2,079)

Income (loss) per common share:
Basic
Continuing operations	$0.12	$0.01
Discontinued operations	(0.03)	(0.13)

Net income (loss)	$0.09	$(0.12)

Diluted
Continuing operations	$0.11	$0.01
Discontinued operations	(0.03)	(0.13)

Net income (loss)	$0.08	$(0.12)

Weighted average number of common shares outstanding
Basic	18,964,356	18,069,472
Diluted	20,197,403	18,069,472
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

		Additional		Total
	Common	Paid-In		Stockholders’
	Stock	Capital	Deficit	Equity
Balance at September 30, 2007	$185	$171,158	$(132,977)	$38,366

Comprehensive income:
Net income for period from October 1, 2007 to December 31, 2007	—	—	1,682	1,682

Stock based compensation expense	—	477	—	477
Stock options exercised	3	1,292	—	1,295
Warrants exercised	4	791	—	795

Balance at December 31, 2007	$192	$173,718	$(131,295)	$42,615

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended December 31,
	2007	2006
Operating Activities:
Net income (loss)	$1,682	$(2,079)
Less loss from discontinued operations	(565)	(2,327)

Income from continuing operations	2,247	248
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	144	208
Stock based compensation expense	478	210
Loss on disposal of operating assets	45	—
Changes in assets and liabilities:
Trade accounts receivable	2,837	1,497
Inventories	(5,389)	(891)
Prepaid expenses and other assets	(254)	(286)
Trade accounts payable	(3,911)	(1,230)
Accrued liabilities	(90)	86

Net cash used in operating activities of continuing operations	(3,893)	(158)

Investing Activities:
Acquisition of property and equipment	(88)	(130)
Decrease in restricted cash	269	—

Net cash provided by (used) in investing activities of continuing operations	181	(130)

Financing Activities:
Proceeds from working capital line of credit	—	5,737
Payments on working capital line of credit	—	(5,547)
Proceeds from the exercise of stock options	1,295	3
Proceeds from the exercise of warrants	795	—

Net cash provided by financing activities of continuing operations	2,090	193

Cash Flows of Discontinued Operations
Net cash provided by operating activities of discontinued operations	644	2,080
Net cash provided by (used in) investing activities of discontinued operations	306	(950)

Net cash provided by discontinued operations	950	1,130

Net increase (decrease) in cash and cash equivalents	(672)	1,035

Cash and cash equivalents, beginning of period	10,254	6,799

Cash and cash equivalents, end of period	$9,582	$7,834

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited, dollars in thousands, except share data)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the three months ended December 31, 2007, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2008. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

2.	Summary of Significant Accounting Policies

Restricted Cash

Beginning in February 2003, the Venezuelan government imposed restrictions on the acquisition and payment of foreign currencies. On June 27, 2007, the Company entered into a Guaranty Agreement (the “Agreement”) with Digitel, one of its customers located in Venezuela. Under the Agreement, Digitel recognized its debt to the Company of $340 related to an unpaid invoice and deposited $340 with the Company. The Agreement stipulates that the funds shall not be applied or used by the Company as total or partial payment of any unpaid invoices unless, within 180 days of the date of the Agreement, payment is not approved and made by the Venezuelan government. If such a payment on the unpaid invoice was made before December 24, 2007, the Company would return the funds to Digitel.

During the three months ended December 31, 2007 payment was received for $269 of the open invoice and the same amount in restricted cash was returned to Digitel. The Company intends to exercise its right to offset the remaining restricted cash balance of $71 with unpaid invoices.

Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting during interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN 48 were effective for the Company beginning October 1, 2007. See Note 6 for additional information, including the effects of the adoption of FIN 48 on the Company’s consolidated financial statements.

Earnings Per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding for computation of basic earnings per share was 18,964,356 and 18,069,472, for the three months ended December 31, 2007 and 2006, respectively.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited, dollars in thousands, except share data)
The weighted average number of shares of common stock outstanding for computation of diluted earnings per share was 20,197,403 and 18,069,472, for the three months ended December 31, 2007 and 2006, respectively.
The shares outstanding used to compute diluted earnings per share for the three months ended December 31, 2007 and 2006 excluded the following stock options and warrants because their inclusion in the computation would have been antidilutive:

	Three Months Ended
	December 31,
	2007	2006

Stock options	521,500	1,834,396
Warrants	50,000	3,020,848

	571,500	4,855,244

There were 659,971 shares issued during the three months ended December 31, 2007 for stock options and warrants exercised.
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
During the three month ended December 31, 2007 and 2006, the Company recognized $477 and $203 of stock-based compensation expense, respectively.
On October 31, 2006, the Company issued restricted stock awards to all outside directors. This restricted stock had trading limitations which were removed on October 31, 2007. The total value of these awards was $45 based on the price of the Company’s common stock on the date of issuance. The cost was taken as a charge to operating expenses on a pro-rata basis over the twelve month period ending October 31, 2007. Compensation expense of $1 and $7 was recognized for the three months ended December 31, 2007 and 2006, respectively. There were no similar grants made for the three months ended December 31, 2007.
Reclassifications
As described in Note 3, the amounts in the accompanying Consolidated Balance Sheets, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows have been restated to reflect the discontinuance of the Fixed Cellular Phone (FCP) segment. Additionally, certain operating expenses have been reclassified in the prior year to be consistent with the current year presentation.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited, dollars in thousands, except share data)
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

The following table summarizes certain operating data for discontinued operations for the three months ended December 31:

	2007	2006

Revenues	$3,469	$7,869
Cost of sales	3,470	6,755
Total operating expenses	564	3,441

Loss from discontinued operations	$(565)	$(2,327)

The following table summarizes the components of discontinued operations reported on the Consolidated Statements of Cash Flows for the three months ended December 31:

	2007	2006
Operating Activities:
Loss from discontinued operations	$(565)	$(2,327)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation	—	242
Amortization	—	1,554
Goodwill impairment loss	—	563
Loss on disposal of assets	318	—
Changes in assets and liabilities:
Assets of discontinued operations	2,241	1,333
Liabilities of discontinued operations	(1,350)	715

Net cash provided by operating activities	644	2,080
Investing Activities:
Sale of property and equipment	306	—
Increase in restricted cash	—	(950)

Net cash provided by (used in) investing activities	306	(950)

Cash provided by discontinued operations	$950	$1,130

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited, dollars in thousands, except share data)
The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets as of:

	December 31,	September 30,
	2007	2007

Trade accounts receivable, net	$8,963	$9,962
Inventories, net	3,223	4,359
Prepaid expenses	84	101
Property and equipment, net	1,722	2,348
Intangible assets, net	1,098	1,098
Other assets	3	91

Total assets	$15,093	$17,959

Trade accounts payable	$969	$1,696
Accrued liabilities	943	1,566

Total liabilities	$1,912	$3,262

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

4.	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	December 31,	September 30,
	2007	2007
	(unaudited)

Trade receivables	$16,940	$19,763
Less allowance for doubtful accounts	(54)	(40)

	$16,886	$19,723

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited, dollars in thousands, except share data)
5.	Inventories

The components of inventories consist of the following:

	December 31,	September 30,
	2007	2007
	(unaudited)
Raw materials	$1,367	$915
Finished goods	8,042	3,136

	9,409	4,051
Less: reserve for obsolescence	(520)	(551)

	$8,889	$3,500

6.	Income Taxes

On October 1, 2007, the Company adopted FIN 48, which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions. In the first step of the two-step process prescribed in the interpretation, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

The Company determined that there is a less than 50% likelihood that its research and development (R&D) tax credits would be sustained upon audit as the Company has not completed gathering the necessary documentation required by the taxing authority to substantiate the credit. As a result of the adoption of FIN 48, the Company has classified $3,117 of the valuation allowance for deferred tax assets as a tax reserve for an uncertain tax position. This has no impact on the Company’s effective tax rate. The Company is in the process of gathering the necessary data to support the R&D credit claimed.

The Company’s policy of including interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes did not change as a result of implementing FIN 48.

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of October 1, 2007, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2004. Income tax returns for fiscal years 2004, 2005 and 2006 are still open for examination. The Company is subject to examination by the California Franchise Tax Board and the Texas State Comptroller for fiscal years 2003 through 2006 and is also subject to income taxes in other states in the U.S which are also open to tax examination for periods after fiscal 2003. Although the timing and ultimate resolution of audits is uncertain, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.

7.	Commitments

On April 28, 2006, the Company entered into an agreement with ACT Electronics, Inc. (“ACT”) under which ACT will provide fulfillment services and manufacture final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from ACT against amounts owed to ACT by the Company. As of December 31, 2007, the Company had $9,398 in open purchase commitments pursuant to this agreement.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited, dollars in thousands, except share data)
On September 11, 2006, the Company entered into an agreement with Speedy-Tech Electronics Ltd. (“Speedy”) relating to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from Speedy against amounts owed to Speedy by the Company. As of December 31, 2007, the Company had $6,961 in open purchase commitments pursuant to this agreement. Of the total $6,961 in open purchase commitments, $2,764 related to discontinued operations.

As of December 31, 2007, the Company had $2,142 in open purchase commitments with Wavecom Inc, a vendor with whom the Company does not have a formal agreement.

8.	Major Customers

For the three months ended December 31, 2007 and 2006, the Company derived approximately $9,612 (49%) and $7,491 (51%), respectively, of its total revenues from two customers located in the United States. Trade accounts receivable from these customers totaled $6,769 at December 31, 2007 and $10,419 at September 30, 2007.

9.	Export Sales

The Company exports its products to three regions around the world: Central America / Latin America (CALA), Europe / Africa (EA) and Asia / Middle East (AME). Export sales for the three months ended December 31, 2007 and 2006 are summarized below:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2008 sales	$2,303	$206	$9	$2,518	$17,208	$19,726
Region’s sales as % of total export sales	91.46%	8.18%	0.36%	100.00%
Region’s sales as % of Total Company sales	11.67%	1.04%	0.05%	12.76%	87.24%	100.00%

Fiscal 2007 sales	$860	$194	$82	$1,136	$13,627	$14,763
Region’s sales as % of total export sales	75.70%	17.08%	7.22%	100.00%
Region’s sales as % of Total Company sales	5.83%	1.31%	0.56%	7.70%	92.30%	100.00%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited, dollars in thousands, except share data)
10.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2007	2006
Supplemental disclosure of cash flow information:
Interest paid	$—	$72

Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock awarded as director compensation - 18,072 shares	$—	$45

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
The Company generates most of its revenue by designing, producing and selling products and through the delivery of event monitoring services which can be included with certain of the Company’s terminal products. It recognizes revenue when its products ship from various manufacturing locations to customers and when services are performed. Although the Company has a broad base of customers worldwide, the majority of its revenue is generated from a small number of major customers and via large contracts, the timing of which is often unpredictable.
The Company’s operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company’s operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements that are set forth in Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 which is hereby incorporated by reference.
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
During 2007, Telular discontinued its Fixed Cellular Phone (FCP) segment and the business unit is currently being marketed for sale. The FCP market is prevalent in countries outside of North America with low fixed line penetration. Cellular carriers offering services in this market are price driven as they target residential and small business markets where equipment subsidies are often used to reach the requisite end user price points. Due to the intense price competition in this business, the Company determined that it could no longer profitably compete in this market; hence, the segment was discontinued as of July 2007. The Company intends to sell the FCP business unit no later than June 30, 2008, and the Company will operate it until that point in time with the goal of extracting as much working capital from the FCP business as possible. For financial information relating to Telular’s discontinued FCP segment, see “Note 3, Discontinued Operations” to the consolidated financial statements set forth in Item 1 of this Form 10-Q.
The Company believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, including the creation of event monitoring services that can be sold with products. Telular’s engineering team continues to expand the TELGUARD digital product portfolio by addressing the growing demand and technology changes in the electronics security market. In fiscal 2007, we have designed and developed the TELGUARD TG-9 model for specialized applications in the event monitoring industry. In addition, we completed development of the SX7T terminal, which will carry voice, data, and fax services over 3G wireless networks. The Company is also devoting resources in marketing and engineering to research, specify, and develop products and services for additional event monitoring applications outside of the security industry. One or several of these applications may generate revenue for the Company in fiscal 2008.
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
Results of Operations
First quarter fiscal year 2008 compared to first quarter fiscal year 2007
Revenues and Cost of Sales

			Change
	2008	2007	Amount	Percentage
Net product sales
Telguard	$10,135	$8,355	$1,780	21%
Terminal	4,195	2,658	1,537	58%

Total product revenues	14,330	11,013	3,317	30%
Service revenues	5,396	3,750	1,646	44%

Total revenues	19,726	14,763	4,963	34%

Cost of sales
Products	9,783	7,620	2,163	28%
Services	2,896	2,138	758	35%

	12,679	9,758	2,921	30%

Gross margin	$7,047	$5,005	$2,042

Revenues
Product revenues increased 30% due to increased sales volume of our Telguard and terminal products. The increase in terminal products was primarily in the Central American/Latin American (CALA) region resulting from an increased marketing focus on terminal sales in this region. Specifically, total revenue in the CALA region was $2,303 in the first quarter of fiscal year 2008, a 168% increase from the same period of fiscal year 2007. The Telguard product revenue increase was primarily due to increased sales of our digital products resulting from the conversion of cellular networks to digital from analog.
Service revenues increased 44% as a result of the activation of additional Telguard units sold.
Cost of Sales
The increase in cost of sales of 30% in the first three months of fiscal 2008 when compared to the same period of fiscal 2007 represents a combination of increased sales volume offset by a lower production cost.
Operating Expenses

			Change		% of Revenues
	2008	2007	Amount	Percentage	2008	2007

Engineering and development	$1,367	$1,651	$(284)	-17%	7%	11%
Selling and marketing	1,546	1,602	(56)	-3%	8%	11%
General and administrative	1,894	1,468	426	29%	10%	10%

	$4,807	$4,721	$86		25%	32%

Engineering and Development
The decrease of 17% was primarily due to lower payroll related costs of $351 reflecting open positions, offset by an increase in consulting costs of $143. Telular moved its Engineering and Development staff to Atlanta during the first quarter of fiscal 2008, which resulted in a decrease in facility costs of $78. Many engineers did not relocate, resulting in reduced headcount and reduced payroll related expenses. It is the Company’s intent to staff the open positions.
Selling and Marketing
The decrease of 3% was primarily due to a reduction in co-op marketing expenses and reduced outside commissions, partially offset by increased internal sale commissions as a result of increased product sales.
General and Administrative Expenses (G&A)
The increase of 29% was primarily due to increased payroll expenses related to termination pay and stock option compensation expenses resulting from stock option modifications granted to Telular’s retiring CEO of $260, an increase in professional fees of $115, primarily legal fees and consultants, and an increase in travel and other expenses of $51. G&A expenses were consistently 10% of revenues.
Other Income
Other income for the first three months of fiscal 2008 increased $43 from $(36) for the same period of fiscal 2007. The increase was primarily due to increased interest income of $88 offset by a $45 loss on disposal of fixed assets.
Income Taxes
The Company recorded no income tax provision for the three months ended December 31, 2007 because the Company expects to have a taxable loss for fiscal 2008. There was no tax benefit recorded for the three months ended December 31, 2006 due to the uncertainty of the realizability of its deferred taxes.
Discontinued Operations
The loss from discontinued operations of $565 for the first three months of fiscal 2008 decreased $1,762 from a loss of $2,327 for the same period of fiscal 2007. The decrease was due to reduced expenses in all operating expense categories, offset by a reduction in sales margin from decreased sales, as indicated in the table below.

	2008	2007	Change

Revenues	$3,469	$7,869	$(4,400)
Cost of sales	3,470	6,755	(3,285)

Gross margin	(1)	1,114	(1,115)
Engineering and development	—	338	(338)
Selling and marketing	218	986	(768)
Amortization	—	1,554	(1,554)
Impairment loss	—	563	(563)
Other	346	—	346

	$(565)	$(2,327)	$1,762

Liquidity
Management regularly reviews working capital in addition to cash to determine if it has enough cash to operate the business. On December 31, 2007, the Company had $9,582 of unrestricted cash and cash equivalents and a working capital surplus of $39,049.

The Company used $3,893 of cash from continuing operations for operating activities during the first three months of fiscal 2008 compared to cash used of $158 during the same period of fiscal 2007. The components of cash utilized for the first quarter of fiscal 2008 are as follows:

$(5,389)	Increase in Telguard inventory anticipating increased demand as a result of the approaching “sunset” date for converting cellular networks to digital from analog.
(3,911)	Decrease in trade accounts payable reflects payments to vendors for their September 30, 2007 balances.
2,837	Decrease in trade accounts receivable due primarily from the collection during the quarter of balances outstanding on September 30, 2007 and timely customer payments on sales made during the quarter.
667	Non-cash expenses; primarily from stock based compensation.
(344)	Net increase (usage of cash) in other working capital items.
2,247	Cash provided by income from continuing operations.

$(3,893)	Total cash used in continuing operations.

Investing activities generated cash of $181 during the first three months of fiscal 2008 primarily from the decrease in restricted cash. This compares to cash used in investing activities of $130 for the same period of fiscal 2007.
The increase in cash provided by financing activities of $1,897 in the first three months of fiscal 2008 is due to the exercise of stock options and warrants. The increase in cash from financing activities for the first three months of fiscal 2007 was primarily due to borrowings under the line of credit with Silicon Valley Bank.
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
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2007 and September 30, 2007, the inventory reserves for continuing operations were $520 and $551, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
Goodwill
The Company evaluates the fair value and recoverability of the goodwill whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable or at least annually. In determining fair value and recoverability, the Company makes projections regarding future cash flows. These projections are based on assumptions and estimates of growth rates for the related business segment, anticipated future economic conditions, the assignment of discount rates relative to risk associated with companies in similar industries and estimates of terminal values. An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount.

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
Forward Looking Information
The Company includes certain estimates, projections and other forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 in its reports and in other publicly available material. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forwarding-looking statements.
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
The words “estimate”, “project”, “intend”, “expect”, “believe”, “target” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management’s Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company is not obligated to and expressly disclaims any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Other risks and uncertainties are discussed in Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007 which is hereby incorporated by reference.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes regarding the Company’s market risk position from the information provided in its Annual Report on From 10-K for the fiscal year ended September 30, 2007.
The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of December 31, 2007.
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

Item 4. CONTROLS AND PROCEDURES
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report an evaluation of the effectiveness of the Company’s disclosure controls and procedures was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) ,who previously served and currently continues to serve as Chief Financial Officer (CFO). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
During the quarter ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, each promulgated under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2007.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The tables below present the votes cast at the Company’s Annual Meeting of Shareholders on February 5, 2008, by the Shareholders of the Company entitled to vote thereon. The total shares eligible to vote were 19,166,343; total shares voted were 15,140,378.

Proposal 1: Election of Directors

Name	For	Withheld
John E. Berndt	14,699,432	440,946
Larry J. Ford	14,657,207	483,171
Lawrence S. Barker	14,691,132	449,246
Joseph A. Beatty	14,815,937	324,441
Betsy J. Bernard	14,815,077	325,301
Brian J. Clucas	14,536,558	603,820
M. Brian McCathy	14,815,452	324,926

					Broker
		For	Against	Abstentions	Non-Votes
Proposal 2:	To approve the First Amended and Restated Non-Employee Director Stock Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan by 200,000	5,146,489	569,106	201,700	9,223,083

Proposal 3:	To approve the 2008 Employee Stock Incentive Plan and reserve 500,000 shares of common stock for issuance under the plan.	5,083,437	631,858	202,000	9,223,083
Item 6. EXHIBITS
The following documents are filed as Exhibits to this report:

Number	Description	Reference

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation

Date February 11, 2008	By:	/s/ Joseph A. Beatty Joseph A. Beatty
President, Chief Executive Officer and Chief Financial Officer

Date February 11, 2008		/s/ Robert Deering Robert Deering
Controller, Treasurer and Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith