Form 10-Q
period 2008-03-31
TELULAR CORP
filed 2008-05-12
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01, as of April 30, 2008, the latest practicable date, was 19,258,000 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,196	$10,254
Restricted cash	—	340
Trade accounts receivable, net	11,590	19,723
Inventories, net	8,739	3,500
Prepaid expenses and other current assets	403	108
Assets of discontinued operations	15,266	17,959

Total current assets	52,194	51,884

Property and equipment, net	1,233	1,391
Other assets:
Goodwill	2,043	2,043
Other	154	290

Total other assets	2,197	2,333

Total assets	$55,624	$55,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$4,994	$9,614
Accrued liabilities	3,631	4,366
Liabilities of discontinued operations	3,335	3,262

Total current liabilities	11,960	17,242

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 19,258,000 and 18,524,039 outstanding at March 31, 2008 and September 30, 2007, respectively	193	185
Additional paid-in capital	174,459	171,158
Deficit	(130,988)	(132,977)

Total stockholders’ equity	43,664	38,366

Total liabilities and stockholders’ equity	$55,624	$55,608

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Revenue
Net product sales	$14,064	$12,650	$28,394	$23,663
Service revenue	5,549	4,240	10,945	7,990

Total revenue	19,613	16,890	39,339	31,653

Cost of sales
Net product cost of sales	9,351	9,361	19,134	16,981
Service cost of sales	2,633	2,197	5,529	4,335

Total cost of sales	11,984	11,558	24,663	21,316

Gross margin	7,629	5,332	14,676	10,337

Operating expenses
Engineering and development expenses	1,302	1,794	2,669	3,445
Selling and marketing expenses	1,924	1,722	3,470	3,324
General and administrative expenses	1,952	1,586	3,846	3,054

Total operating expenses	5,178	5,102	9,985	9,823

Income from operations	2,451	230	4,691	514
Other income, net	34	58	41	22

Income from continuing operations before income taxes	2,485	288	4,732	536
Provision for income taxes	—	—	—	—

Income from continuing operations	2,485	288	4,732	536
Loss from discontinued operations	(2,178)	(2,108)	(2,743)	(4,435)

Net income (loss)	$307	$(1,820)	$1,989	$(3,899)

Income (loss) per common share:
Basic
Continuing operations	$0.13	$0.02	$0.24	$0.03
Discontinued operations	$(0.11)	$(0.12)	$(0.14)	$(0.25)

Net income (loss)	$0.02	$(0.10)	$0.10	$(0.22)

Diluted
Continuing operations	$0.13	$0.02	$0.24	$0.03
Discontinued operations	$(0.11)	$(0.12)	$(0.14)	$(0.25)

Net income (loss)	$0.02	$(0.10)	$0.10	$(0.22)

Weighted average number of common shares outstanding:
Basic	19,230,267	18,126,714	19,096,585	18,097,779
Diluted	19,343,693	18,126,714	19,695,980	18,097,779
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

		Additional		Total
	Common	Paid-In		Stockholders’
	Stock	Capital	Deficit	Equity
Balance at September 30, 2007	$185	$171,158	$(132,977)	$38,366

Comprehensive income:
Net income for period from October 1, 2007 to March 31, 2008	—	—	1,989	1,989

Stock based compensation expense	—	934	—	934
Stock options exercised	4	1,524	—	1,528
Warrants exercised	4	791	—	795
Restricted stock award	—	52	—	52

Balance at March 31, 2008	$193	$174,459	$(130,988)	$43,664

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended March 31,
	2008	2007
Operating Activities:
Net income (loss)	$1,989	$(3,899)
Less loss from discontinued operations	(2,743)	(4,435)

Income from continuing operations	4,732	536
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	303	402
Stock based compensation expense — stock options	934	370
Stock based compensation expense — restricted stock	12	19
Loss on disposal of fixed assets	46	50
Changes in assets and liabilities:
Trade accounts receivable	8,133	801
Inventories	(5,239)	372
Prepaid expenses and other assets	(119)	(144)
Trade accounts payable	(4,620)	(2,965)
Accrued liabilities	(735)	375

Net cash provided by (used in) operating activities	3,447	(184)

Investing Activities:
Acquisition of property and equipment	(191)	(327)
Decreased in restricted cash	340	—

Net cash provided by (used in) investing activities	149	(327)

Financing Activities:
Proceeds from the working capital line of credit	—	5,737
Payment on the working capital line credit	—	(9,050)
Proceeds from the exercise of stock options	1,528	11
Proceeds from the exercise of warrants	795	—

Net cash provided by (used in) financing activities	2,323	(3,302)

Cash Flows of Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	(283)	5,937
Net cash provided by (used in) investing activities of discontinued operations	306	(961)

Net cash provided by discontinued operations	23	4,976

Net increase in cash and cash equivalents	5,942	1,163

Cash and cash equivalents, beginning of period	$10,254	$6,799

Cash and cash equivalents, end of period	$16,196	$7,962

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited, in thousands, except share data)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the six months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2008. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

2.	Summary of Significant Accounting Policies

Restricted Cash

Beginning in February 2003, the Venezuelan government imposed restrictions on the acquisition and payment of foreign currencies. On June 27, 2007, the Company entered into a Guaranty Agreement (the “Agreement”) with Digitel, one of its customers located in Venezuela. Under the Agreement, Digitel recognized its debt to the Company of $340 related to unpaid invoices and deposited $340 with the Company. The Agreement stipulates that the funds shall not be applied or used by the Company as total or partial payment of any unpaid invoices unless, within 180 days of the date of the Agreement, payment is not approved and made by the Venezuelan government. If such a payment on the unpaid invoice was made before December 24, 2007, the Company would return the funds to Digitel.

During the first quarter of fiscal 2008, payment was received for $269 of the open invoice and the same amount of restricted cash was returned to Digitel. During the second quarter of fiscal 2008, the Company offset the remaining $71 of the restricted cash against unpaid invoices.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited, in thousands, except share data)
Earnings Per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share for the three and six months ended March 31, 2008 and 2007, respectively, was as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Basic	19,230,267	18,126,714	19,096,585	18,097,779
Diluted	19,343,693	18,126,714	19,695,980	18,097,779
The shares outstanding used to compute diluted earnings per share for the three and six months ended March 31, 2008 and 2007 excluded the following stock options and warrants because their inclusion in the computation would have been antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Stock options	1,380,986	1,801,345	827,496	1,801,345
Warrants	2,523,425	3,020,848	50,000	3,020,848

	3,904,411	4,822,193	877,496	4,822,193

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

On February 5, 2008, the Company issued restricted stock awards to all outside directors. This restricted stock has trading limitations which will be removed on September 30, 2008. The total value of these awards was $52 based on the price of the Company’s common stock on the date of issuance. The cost will be taken as a charge to operating expenses on a pro-rata basis over the eight month period.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited, in thousands, except share data)
During the three and six month periods ended March 31, 2008 and 2007, the Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Stock based compensation:
Stock options	$457	$167	$934	$370
Restricted stock	12	11	12	19

	$469	$178	$946	$389

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
The following table summarizes certain operating data for discontinued operations for the three and six months ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Revenues	$2,386	$4,072	$5,855	$11,941
Cost of sales	3,690	4,005	7,160	10,760
Total operating expenses	874	2,175	1,438	5,616
Loss from discontinued operations	$(2,178)	$(2,108)	$(2,743)	$(4,435)

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited, in thousands, except share data)
The following table summarizes the components of discontinued operations reported on the Consolidated Statements of Cash Flows for the six months ended March 31:

	2008	2007
Operating Activities:
Loss from discontinued operations	$(2,743)	$(4,435)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation	—	479
Amortization	—	2,751
Intangible assets impairment loss	498	—
Goodwill impairment loss	—	563
Loss on disposal of fixed assets	318	4
Changes in assets and liabilities:
Assets of discontinued operations	1,571	8,693
Liabilities of discontinued operations	73	(2,118)

Net cash provided by operating activities	(283)	5,937
Investing Activities:
Sale of property and equipment	306	(11)
Increase in restricted cash	—	(950)
Net cash provided by (used in) investing activities	306	(961)

Cash provided by discontinued operations	$23	$4,976

The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets:

	March 31,	September 30,
	2008	2007

Trade accounts receivable, net	$10,089	$9,962
Inventories, net	2,842	4,359
Prepaid expenses	9	101
Property and equipment, net	1,722	2,348
Intangible assets, net	600	1,098
Other assets	4	91

Total assets	$15,266	$17,959

Trade accounts payable	$2,115	$1,696
Accrued liabilities	1,220	1,566

Total liabilities	$3,335	$3,262

Results from discontinued operations reflect directly attributable revenues, cost of sales, engineering expenses selling and marketing expenses and other direct costs such as intangible impairment charges. General and administrative expenses have not been allocated to discontinued operations because those expenses are general to the continuing operations of the Company and would not be expected to be eliminated or reduced as a result of disposing of the FCP segment.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited, in thousands, except share data)
4.	Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, as of March 31, 2008 and September 30, 2007 are as follows:

	March 31,	September 30,
	2008	2007

Trade receivables	$11,658	$19,763
Less:allowance for doubtful accounts	(68)	(40)

	$11,590	$19,723

5.	Inventories

Inventories consist of the following:

	March 31,	September 30,
	2008	2007
Raw materials	$2,508	$915
Finished goods	6,780	3,136

	9,288	4,051
Less: reserve for obsolescence	(549)	(551)

	$8,739	$3,500

6.	Income Taxes
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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited, in thousands, except share data)
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
On April 28, 2006, the Company entered into an agreement with ACT Electronics, Inc. (“ACT”) under which ACT will provide fulfillment services and manufacture final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from ACT against amounts owed to ACT by the Company. As of March 31, 2008, the Company had $8,900 in open purchase commitments pursuant to this agreement.
On September 11, 2006, the Company entered into an agreement with Speedy-Tech Electronics Ltd. (“Speedy”) relating to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from Speedy against amounts owed to Speedy by the Company. As of March 31, 2008, the Company had $5,242 in open purchase commitments pursuant to this agreement, of which $715 relates to the FCP segment.
8.	Major Customers
For the three months ended March 31, 2008 and 2007, the Company derived approximately $9,129 (47%) and $8,002 (47%), respectively, of its total revenues from two customers located in the United States.
For the six months ended March 31, 2008 and 2007, the Company derived approximately $18,741 (48%) and $15,493 (49%), respectively, of its total revenues from two customers located in the United States.
Trade accounts receivable from these customers totaled $3,865 at March 31, 2008 and $10,419 at September 30, 2007.
9.	Export Sales
The Company exports its products to three regions around the world: Central America / Latin America (CALA), Europe / Africa (EA) and Asia / Middle East (AME). Export sales for the three and six months ended March 31, 2008 and 2007 are summarized in the tables below:

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited, in thousands, except share data)
Three Months Ended March 31, 2008 and 2007:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2008 sales	$1,417	$100	$48	$1,565	$18,048	$19,613
Region’s sales as % of total export sales	90.54%	6.39%	3.07%	100.00%
Region’s sales as % of Total Company sales	7.22%	0.51%	0.25%	7.98%	92.02%	100.00%

Fiscal 2007 sales	$1,892	$160	$76	$2,128	$14,762	$16,890
Region’s sales as % of total export sales	88.91%	7.52%	3.57%	100.00%
Region’s sales as % of Total Company sales	11.20%	0.95%	0.45%	12.60%	87.40%	100.00%
Six Months Ended March 31, 2008 and 2007:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2008 sales	$3,720	$306	$57	$4,083	$35,256	$39,339
Region’s sales as % of total export sales	91.11%	7.49%	1.40%	100.00%
Region’s sales as % of Total Company sales	9.46%	0.78%	0.14%	10.38%	89.62%	100.00%

Fiscal 2007 sales	$2,752	$354	$158	$3,264	$28,389	$31,653
Region’s sales as % of total export sales	84.31%	10.85%	4.84%	100.00%
Region’s sales as % of Total Company sales	8.69%	1.12%	0.50%	10.31%	89.69%	100.00%
10.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2008	2007
Supplemental disclosure of cash flow information:
Interest paid	$—	$106

Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock awarded as director compensation - 13,165 and 18,072 shares, respectively	$52	$45
Common stock issued to CSI in connection with the earn-out provisions of the Purchase Agreement - 150,990 shares	$—	$563

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands)
Introduction
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
The Company believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, including the creation of event monitoring services that can be sold with products. Telular’s engineering team continues to expand the TELGUARD digital product portfolio by addressing the growing demand and technology changes in the electronics security market. In fiscal 2007, we designed and developed the TELGUARD TG-9 model for specialized applications in the event monitoring industry. In addition, we completed development of the SX7T terminal, which will carry voice, data, and fax services over 3G wireless networks. The Company is also devoting resources in marketing and engineering to research, specify, and develop products and services for additional event monitoring applications outside of the security industry.
Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China and the United States make and test all phone and terminal products.

Results of Operations
Second quarter fiscal year 2008 compared to second quarter fiscal year 2007
Revenues and Cost of Sales

			Change
	2008	2007	Amount	Percentage
Net product sales
Telguard	$10,224	$8,518	$1,706	20%
Terminal	3,840	4,132	(292)	-7%

Total product revenues	14,064	12,650	1,414	11%
Service revenues	5,549	4,240	1,309	31%

Total revenues	19,613	16,890	2,723	16%

Cost of sales
Products	9,351	9,361	(10)	0%
Services	2,633	2,197	436	20%

	11,984	11,558	426	4%

Gross margin	$7,629	$5,332	$2,297

Revenues
Product revenues increased 11% due to the continued strong sales performance of our Telguard products. The Telguard products revenue continued to benefit from the conversion of cellular networks to digital from analog but at a reduced rate. Terminals product revenues decreased from a delay in receiving and supplying customer orders; specifically in the Central American/Latin American (CALA) region. The Company anticipates making up for those delays with higher terminal revenues in the third and fourth quarters of fiscal 2008.
Service revenues increased 31% as a result of additional Telguard units sold in the quarter and the activation of units sold in previous periods.
Cost of Sales
The increase in cost of sales of 4% in the second quarter of fiscal 2008 when compared to the same period of fiscal 2007 represents a combination of increased sales volumes and product mix offset by a lower production cost. Telguard products and service revenue, which have higher gross margins than terminal products, accounted for 80% of the second quarter of fiscal 2008’s revenues as compared to 76% of revenues for the same period of fiscal 2007.
Operating Expenses

			Change		% of Revenues
	2008	2007	Amount	Percentage	2008	2007

Engineering and development	$1,302	$1,794	$(492)	-27%	6%	11%
Selling and marketing	1,924	1,722	202	12%	10%	10%
General and administrative	1,952	1,586	366	23%	10%	9%

	$5,178	$5,102	$76		26%	30%

Engineering and Development
The decrease of 27% was primarily due to decreased payroll expenses of $324, decreased facility expenses of $45 and a decrease of $123 in project related and other expenses. The decreased payroll expenses resulted from a decrease in engineering personnel; from 43 at March 31, 2007 to 26 at March 31, 2008. The reduction of personnel was a result of a Company- wide personnel reduction and as a result of relocating the Engineering and Development function to Atlanta from New York.
Selling and Marketing
The increase in selling and marketing of 12% was primarily due to specific co-op marketing expenses targeted for the Telguard products of $100, and an increase in internal commissions as a result of increase sales volumes of $102.
General and Administrative (G&A)
The increase of 23% was primarily due to increased payroll expenses related to stock option compensation resulting from stock options of $146, an increase in professional fees of $234, primarily legal fees and consulting expenses, an increase in insurance expense of $28 and an increase of $67 related to bank and credit card processing fees, offset by decreased facility and telephone charges of $(109).
Other Income
Other income for the three months ended March 31, 2008 decreased $24 to $34 from $58 for the same period of fiscal 2007. The decrease was due to miscellaneous income of $78 recognized in the second quarter of fiscal 2007 offset by a loss on the disposition of fixed assets of $(54).
Income Taxes
The Company recorded no income tax provision for the three months ended March 31, 2008 because the Company expects to have a taxable loss for fiscal 2008. There was no tax benefit recorded for the three months ended March 31, 2007 due to the uncertainty of the realizability of its deferred taxes.

Discontinued Operations
The loss from discontinued operations of $2,178 for the three months ended March 31, 2008, increased $70 from a loss of $2,108 for the same period of fiscal 2007. The increase was due to a negative gross margin for the three months ended March 31, 2008 which resulted primarily from $1,204 of charges to cost of sales related to increases in inventory obsolescence reserves and product rework charges compared to $441 for the same period of fiscal 2007, offset by an overall reduction of operating expenses.

	2008	2007	Change

Revenues	$2,386	$4,072	$(1,686)
Cost of sales	3,690	4,005	(315)

Gross margin	(1,304)	67	(1,371)
Engineering and development	—	138	(138)
Selling and marketing	369	839	(470)
Amortization	—	1,198	(1,198)
Impairment loss	498	—	498
Other	7	—	7

	$(2,178)	$(2,108)	$(70)

First six months fiscal year 2008 compared to first six months fiscal year 2007
Revenues and Cost of Sales

			Change
	2008	2007	Amount	Percentage
Net product sales
Telguard	$20,359	$16,873	$3,486	21%
Terminal	8,035	6,790	1,245	18%

Total product revenues	28,394	23,663	4,731	20%
Service revenues	10,945	7,990	2,955	37%

Total revenues	39,339	31,653	7,686	24%

Cost of sales
Products	19,134	16,981	2,153	13%
Services	5,529	4,335	1,194	28%

	24,663	21,316	3,347	16%

Gross margin	$14,676	$10,337	$4,339

Revenues
The 20% increase in product revenues for the first six months of fiscal 2008 was due to strong sales volumes across all product types. Telguard products increase was due to above normal demand relating to the conversion of cellular networks to digital from analog. The 18% increase in terminal products was due to stronger sales in the first quarter of fiscal 2008, primarily in the CALA region.
Service revenues reflect the increased activations resulting from increased Telguard sales.
Cost of Sales
The cost of sales related to products increase of 13% reflects increased sales volumes and reduced product costs. Product cost of sales as a percentage of product revenue was 67% for the first six months of fiscal 2008, compared to 72% for the same period of fiscal 2007.
Though service revenues increased 37%, the cost of providing those services decreased on a percentage of revenue basis, thereby holding the increase in service cost of sales to 28%. Service cost of sales as a percentage of service revenue was 51% for the first six months of fiscal 2008 compared to 54% for the same period of fiscal 2007.

Operating Expenses

			Change		% of Revenues
	2008	2007	Amount	Percentage	2008	2007

Engineering and development	$2,669	$3,445	$(776)	-23%	7%	11%
Selling and marketing	3,470	3,324	146	4%	9%	11%
General and administrative	3,846	3,054	792	26%	10%	10%

	$9,985	$9,823	$162		25%	31%

Engineering and Development
The decrease of $776, 23%, was due to decreased payroll related expenses of $640, a decrease in facility expenses of $126 and a $10 decrease in other expenses. The decreased payroll expenses resulted from a decrease in engineering personnel resulting from a Company-wide personnel reduction plan and the relocation of the Engineering and Development function to Atlanta from New York.
Selling and Marketing
The increase in selling and marketing of 4% was primarily due to specific co-op marketing expenses targeted for the Telguard products, an increase in general marketing efforts and an increase in internal commissions as a result of increase sales volumes.
General and Administrative (G&A)
The increase of 26% was primarily due to increased payroll expenses related to termination pay and stock option compensation expenses $580, an increase in professional fees of $335, primarily legal and consulting fees, a $33 increase in insurance expenses, and a $67 increase in bank and credit card processing fees, offset by decreased facility, telephone and other expenses of $(223).
Other Income
Other income for the first six months of fiscal 2008 increased $19 over the same period of fiscal 2007. The increase was due to an increase in interest income of $90, as a result of increased invested cash balances, a reduction of interest expense of $106, as a result of the payoff of the working capital line of credit, an increase in business taxes of $(55) and a decrease of miscellaneous income of $(122).
Income Taxes
The Company recorded no income tax provision for the six months ended March 31, 2008 because the Company expects to have a taxable loss for fiscal 2008. There was no tax benefit recorded for the six months ended March 31, 2007 due to the uncertainty of the realizability of its deferred taxes.

Discontinued Operations
The loss from discontinued operations of $2,743 for the six months ended March 31, 2008, decreased $1,692 from a loss of $4,435 for the same period of fiscal 2007. The decrease was due to reduced operating expenses of $4,178 in connection with the winding down of the FCP business, and is specifically related to reductions in selling and marketing and the amortization of intangibles, offset by a decrease in gross margin primarily due to increases in inventory obsolescence charges and rework expenses.

	2008	2007	Change

Revenues	$5,855	$11,941	$(6,086)
Cost of sales	7,160	10,760	(3,600)

Gross margin	(1,305)	1,181	(2,486)
Engineering and development	—	476	(476)
Selling and marketing	587	1,825	(1,238)
Amortization	—	2,752	(2,752)
Impairment loss	498	563	(65)
Other	353	—	353

	$(2,743)	$(4,435)	$1,692

Liquidity
Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On March 31, 2008, the Company had $16,196 of unrestricted cash and cash equivalents and a working capital surplus of $40,234.
The Company generated $3,447 of cash from operations during the first six months of fiscal year 2008 compared to cash used of $184 during the same period of fiscal year 2007. The components of cash generated for the first six months of fiscal 2008 are as follows:

$(5,239)	Increase in Telguard inventory anticipating increased demand as a result of the continuing conversion of cellular networks to digital from analog.
(4,620)	Decrease in trade accounts payable reflects payments to vendors for their September 30, 2007 balances.
8,133	Decrease in trade accounts receivable due primarily from the collection during the quarter of balances outstanding on September 30, 2007 and timely customer payments on sales made during the quarter.
1,295	Non-cash expenses; $946 from stock based compensation; $303 depreciation expenses; $46 loss on disposal of fixed assets.
(854)	Net usage of cash in other working capital items.
4,732	Income from continuing operations; cash provided.

$3,447	Total cash used in continuing operations

Investing activities generated $149 of cash for the first six months of fiscal 2008 primarily from the decrease in restricted cash. This compares to cash used in investing activities of $327, from the purchase of property and equipment, for the same period of fiscal 2007.

The increase in cash provided from financing activities of $2,323 in the first six months of fiscal 2008 is due to the exercise of stock options and warrants. Cash of $3,302 was used in financing activities in the first six months of fiscal year 2007 to pay down the working line of credit with Silicon Valley Bank.
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
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At March 31, 2008 and September 30, 2007, the inventory reserves for continuing operations were $549 and $551, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
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
The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of March 31, 2008.
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

During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, each promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Telular Corporation
Date May 12, 2008	By:	/s/ Joseph A. Beatty
Joseph A. Beatty
President & Chief Executive Officer

Date May 12 2008		/s/ Jonathan M. Charak
Jonathan M. Charak
Chief Financial Officer

Date May 12, 2008		/s/ Robert Deering
Robert Deering
Controller & Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith