Form 10-Q
period 2008-06-30
TELULAR CORP
filed 2008-08-11
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01, as of July 31, 2008, the latest practicable date, was 19,342,819 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,209	$10,254
Restricted cash	—	340
Trade accounts receivable, net	10,563	19,723
Inventories, net	8,274	3,500
Prepaid expenses and other current assets	229	108
Assets of discontinued operations	7,970	17,959

Total current assets	46,245	51,884

Property and equipment, net	2,121	1,391
Other assets:
Goodwill	2,043	2,043
Other	50	290

Total other assets	2,093	2,333

Total assets	$50,459	$55,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$4,098	$9,614
Accrued liabilities	4,438	4,366
Liabilities of discontinued operations	1,688	3,262

Total current liabilities	10,224	17,242

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 19,342,819 and 18,524,039 outstanding at June 30, 2008 and September 30, 2007, respectively	194	185
Additional paid-in capital	175,122	171,158
Deficit	(135,081)	(132,977)

Total stockholders’ equity	40,235	38,366

Total liabilities and stockholders’ equity	$50,459	$55,608

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Revenue
Net product sales	$10,776	$11,975	$39,170	$35,638
Service revenue	4,536	4,527	15,481	12,517

Total revenue	15,312	16,502	54,651	48,155

Cost of sales
Net product cost of sales	7,980	8,494	27,114	25,475
Service cost of sales	2,091	2,411	7,620	6,746

Total cost of sales	10,071	10,905	34,734	32,221

Gross margin	5,241	5,597	19,917	15,934

Operating expenses
Engineering and development expenses	1,390	1,614	4,059	5,059
Selling and marketing expenses	1,609	1,362	5,079	4,686
General and administrative expenses	1,766	1,278	5,612	4,332

Total operating expenses	4,765	4,254	14,750	14,077

Income from operations	476	1,343	5,167	1,857
Other income, net	168	48	209	70

Income from continuing operations before income taxes	644	1,391	5,376	1,927
Provision for income taxes	—	—	—	—

Income from continuing operations	644	1,391	5,376	1,927
Loss from discontinued operations	(4,737)	(976)	(7,480)	(5,411)

Net income (loss)	$(4,093)	$415	$(2,104)	$(3,484)

Income (loss) per common share:
Basic
Continuing operations	$0.03	$0.08	$0.28	$0.11
Discontinued operations	$(0.24)	$(0.06)	$(0.39)	$(0.30)

Net income (loss)	$(0.21)	$0.02	$(0.11)	$(0.19)

Diluted
Continuing operations	$0.03	$0.07	$0.28	$0.11
Discontinued operations	$(0.24)	$(0.05)	$(0.39)	$(0.30)

Net income (loss)	$(0.21)	$0.02	$(0.11)	$(0.19)

Weighted average number of common shares outstanding:
Basic	19,259,864	18,247,316	19,150,813	18,147,624
Diluted	19,259,864	18,740,503	19,150,813	18,147,624
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

		Additional		Total
	Common	Paid-In		Stockholders’
	Stock	Capital	Deficit	Equity
Balance at September 30, 2007	$185	$171,158	$(132,977)	$38,366

Comprehensive loss:
Net loss for period from October 1, 2007 to June 30, 2008	—	—	(2,104)	(2,104)

Stock based compensation expense	—	1,321	—	1,321
Stock options exercised	5	1,800	—	1,805
Warrants exercised	4	791	—	795
Restricted stock award	—	52	—	52

Balance at June 30, 2008	$194	$175,122	$(135,081)	$40,235

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2008	2007
Operating Activities:
Net loss	$(2,104)	$(3,484)
Less loss from discontinued operations	(7,480)	(5,411)

Income from continuing operations	5,376	1,927
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	490	571
Stock based compensation expense — stock options	1,321	568
Stock based compensation expense — restricted stock	32	30
Loss on disposal of fixed assets	46	50
Changes in assets and liabilities:
Trade accounts receivable	9,160	(497)
Inventories	(4,774)	560
Prepaid expenses and other assets	139	80
Trade accounts payable	(5,516)	(1,922)
Accrued liabilities	72	644

Net cash provided by operating activities	6,346	2,011

Investing Activities:
Acquisition of property and equipment	(1,011)	(396)
Decreased in restricted cash	340	—

Net cash used in investing activities	(671)	(396)

Financing Activities:
Proceeds from the working capital line of credit	—	5,737
Payment on the working capital line credit	—	(9,050)
Proceeds from the exercise of stock options	1,805	210
Proceeds from the exercise of warrants	795	—

Net cash provided by (used in) financing activities	2,600	(3,103)

Cash Flows of Discontinued Operations
Net cash provided by operating activities of discontinued operations	374	7,261
Net cash provided by (used in) investing activities of discontinued operations	306	(24)

Net cash provided by discontinued operations	680	7,237

Net increase in cash and cash equivalents	8,955	5,749

Cash and cash equivalents, beginning of period	10,254	6,799

Cash and cash equivalents, end of period	$19,209	$12,548

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited, in thousands, except share data)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the nine months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2008. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

2.	Summary of Significant Accounting Policies

Restricted Cash

Beginning in February 2003, the Venezuelan government imposed restrictions on the acquisition and payment of foreign currencies. On June 27, 2007, the Company entered into a Guaranty Agreement (the “Agreement”) with Digitel, one of its customers located in Venezuela. Under the Agreement, Digitel recognized its debt to the Company of $340 related to unpaid invoices and deposited $340 with the Company. The Agreement stipulates that the funds shall not be applied or used by the Company as total or partial payment of any unpaid invoices unless, within 180 days of the date of the Agreement, payment is not approved and made by the Venezuelan government. Under the Agreement, if such a payment on the unpaid invoice had been made before December 24, 2007, the Company would have been required to return the funds to Digitel.

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
June 30, 2008
(Unaudited, in thousands, except share data)
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share for the three and nine months ended June 30, 2008 and 2007, respectively, was as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Basic	19,259,864	18,247,316	19,150,813	18,147,624
Diluted	19,259,864	18,740,503	19,150,813	18,147,624
The shares outstanding used to compute diluted earnings per share for the three and nine months ended June 30, 2008 and 2007 excluded the following stock options and warrants because their inclusion in the computation would have been antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Stock options	1,748,914	624,044	1,748,914	1,847,855
Warrants	2,523,425	2,699,992	2,523,425	3,020,848

	4,272,339	3,324,036	4,272,339	4,868,703

Stock Based Compensation
The Company has an officer and employee stock incentive plan and a non-employee director stock incentive plan. The cost of stock options granted is calculated based on their grant date fair value and recognized over the vesting period. The fair value of stock options granted and warrants issued is estimated at the grant date or issuance date using a Black-Scholes stock option valuation model. Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of the Company’s common stock, a risk-free interest rate, a dividend yield on the Company’s common stock and the expected term of the option.
On February 5, 2008, the Company issued restricted stock awards to all outside directors. This restricted stock has trading limitations which will be removed on September 30, 2008. The total value of these awards was $52 based on the price of the Company’s common stock on the date of issuance. The cost will be taken as a charge to operating expenses on a pro-rata basis over the eight month vesting period.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited, in thousands, except share data)
During the three and nine month periods ended June 30, 2008 and 2007, the Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Stock based compensation:
Stock options	$387	$198	$1,321	$568
Restricted stock	20	11	32	30

	$407	$209	$1,353	$598

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
During July 2007, the Company formulated a plan to sell the net assets of its FCP segment and exit the cellular phone market. At that time, in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, (SFAS 144), the Company designated the assets and liabilities of this segment as “held for sale”. The assets and liabilities in this disposal group have been measured at the lower of their carrying value or fair value less cost to sell and are separately identified in the Consolidated Balance Sheets. During the quarter ended June 30, 2008, the Company determined it would be unable to secure a buyer of the FCP business unit. As a result, the Company made a strategic decision to abandon the FCP business effective June 30, 2008. The majority of the assets of the business have been disposed of. The remaining assets consist of trade accounts receivable of $7,844, inventory held for warranty purposes, which has been fully reserved for, and $126 of test equipment which the Company intends to sell at auction.
The following table summarizes certain operating data for discontinued operations for the three and nine months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Revenues	$1,689	$5,319	$7,544	$17,260
Cost of sales	4,092	5,010	11,252	15,770
Total operating expenses	2,334	1,285	3,772	6,901

Loss from discontinued operations	$(4,737)	$(976)	$(7,480)	$(5,411)

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited, in thousands, except share data)
The following table summarizes the components of discontinued operations reported in the Consolidated Statements of Cash Flows for the nine months ended June 30:

	2008	2007
Operating Activities:
Loss from discontinued operations	$(7,480)	$(5,411)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation	—	711
Amortization	—	3,148
Intangible assets impairment loss	1,098	—
Goodwill impairment loss	—	563
Fixed asset impairment loss	613	—
Loss on disposal of fixed assets	1,047	4
Changes in assets and liabilities:
Assets of discontinued operations	6,670	11,161
Liabilities of discontinued operations	(1,574)	(2,915)

Net cash provided by operating activities	374	7,261
Investing Activities:
Sale of property and equipment	306	(24)

Net cash provided by (used in) investing activities	306	(24)

Cash provided by discontinued operations	$680	$7,237

The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets:

	June 30,	September 30,
	2008	2007

Trade accounts receivable, net	$7,844	$9,962
Inventories, net	—	4,359
Prepaid expenses	—	101
Equipment, net	126	2,348
Intangible assets, net	—	1,098
Other assets	—	91

Total assets	$7,970	$17,959

Trade accounts payable	$624	$1,696
Accrued liabilities	1,064	1,566

Total liabilities	$1,688	$3,262

Results from discontinued operations reflect directly attributable revenues, cost of sales, engineering expenses selling and marketing expenses and other direct costs such as intangible impairment charges. General and administrative expenses have not been allocated to discontinued operations because those expenses are general to the continuing operations of the Company and would not be expected to be eliminated or reduced as a result of the abandonment of the FCP segment.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited, in thousands, except share data)
4.	Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	June 30,	September 30,
	2008	2007
	(Unaudited)

Trade receivables	$10,581	$19,763
Less allowance for doubtful accounts	(18)	(40)

	$10,563	$19,723

5.	Inventories
Inventories consist of the following:

	June 30,	September 30,
	2008	2007
	(Unaudited)
Raw materials	$2,279	$915
Finished goods	6,065	3,136

	8,344	4,051
Less: reserve for obsolescence	(70)	(551)

	$8,274	$3,500

6.	Income Taxes
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
June 30, 2008
(Unaudited, in thousands, except share data)
The Company’s policy of including interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes did not change as a result of implementing FIN 48.
The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of October 1, 2007, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2004. Income tax returns for fiscal years 2004, 2005 and 2006 are still open for examination. The Company is subject to examination by the California Franchise Tax Board and the Texas State Comptroller for fiscal years 2003 through 2007 and is also subject to income taxes in other states in the U.S which are also open to tax examination for periods after fiscal 2003. Although the timing and ultimate resolution of audits is uncertain, the Company does not believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.
7.	Commitments
On April 28, 2006, the Company entered into an agreement with ACT Electronics, Inc. (“ACT”) under which ACT will provide fulfillment services and manufacture final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from ACT against amounts owed to ACT by the Company. As of June 30, 2008, the Company had $4,885 in open purchase commitments pursuant to this agreement.
On September 11, 2006, the Company entered into an agreement with Speedy-Tech Electronics Ltd. (“Speedy”) relating to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from Speedy against amounts owed to Speedy by the Company. As of June 30, 2008, the Company had $3,673 in open purchase commitments pursuant to this agreement.
8.	Major Customers
For the three months ended June 30, 2008, the Company derived approximately $8,794 (57%) of its total revenues from two customers located in the United States and one customer located in the Central America /Latin America (CALA) region. For the three months ended June 30, 2007, the Company derived approximately $7,832 (47%) of its total revenues from two customers located in the United States.
For the nine months ended June 30, 2008, the Company derived approximately $29,736 (55%) of its total revenues from two customers located in the United States and one customer located in the CALA region. For the nine months ended June 30, 2007, the Company derived approximately $23,325 (48%) of its revenue from two customers located in the United States.
Trade accounts receivable from these customers totaled $6,680 at June 30, 2008 and $10,419 at September 30, 2007.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited, in thousands, except share data)
9.	Export Sales
The Company exports its products to three regions around the world: Central America / Latin America (CALA), Europe / Africa (EA) and Asia / Middle East (AME). Export sales for the three and nine months ended June 30, 2008 and 2007 are summarized in the tables below:
Three Months Ended June 30, 2008 and 2007:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2008 sales	$3,745	$252	$38	$4,035	$11,277	$15,312
Region’s sales as % of total export sales	92.81%	6.25%	0.94%	100.00%
Region’s sales as % of Total Company sales	24.46%	1.64%	0.25%	26.35%	73.65%	100.00%

Fiscal 2007 sales	$2,267	$367	$20	$2,654	$13,848	$16,502
Region’s sales as % of total export sales	85.42%	13.83%	0.75%	100.00%
Region’s sales as % of Total Company sales	13.74%	2.22%	0.12%	16.08%	83.92%	100.00%
Nine Months Ended June 30, 2008 and 2007:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2008 sales	$7,465	$558	$95	$8,118	$46,533	$54,651
Region’s sales as % of total export sales	91.96%	6.87%	1.17%	100.00%
Region’s sales as % of Total Company sales	13.66%	1.02%	0.17%	14.85%	85.15%	100.00%

Fiscal 2007 sales	$5,019	$721	$178	$5,918	$42,237	$48,155
Region’s sales as % of total export sales	84.81%	12.18%	3.01%	100.00%
Region’s sales as % of Total Company sales	10.42%	1.50%	0.37%	12.29%	87.71%	100.00%
10. Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2008	2007
Supplemental disclosure of cash flow information:
Interest paid	$—	$107

Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock awarded as director compensation — 13,165 and 18,072 shares, respectively	$52	$45
Common stock issued to CSI in connection with the earn-out provisions of the Purchase Agreement — 150,990 shares	$—	$563

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
During 2007, Telular discontinued its Fixed Cellular Phone (FCP) segment. The Company was unable to find a buyer for this business unit and has therefore, effective June 30, 2008, made the strategic decision to abandon operations in this segment. For financial information relating to Telular’s discontinued FCP segment, see “Note 3, Discontinued Operations” to the consolidated financial statements set forth in Item 1 of this Form 10-Q.
The Company believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, including the creation of event monitoring services that can be sold with products. Telular’s engineering team continues to expand the TELGUARD digital product portfolio by addressing the growing demand and technology changes in the electronics security market. In the next several months, the Company will release the TELGUARD TG-11 model for specialized applications in the event monitoring industry. In addition, we are completing development of the SX6T terminal, which will carry voice, data, and fax services over wireless networks and represents an update to our SX5 model. The Company is also devoting resources in marketing and engineering to research, specify, and develop products and services for additional event monitoring applications outside of the security industry.
Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China and the United States make and test all terminal products.

Results of Operations
Third quarter fiscal year 2008 compared to third quarter fiscal year 2007
Revenues and Cost of Sales

			Change
	2008	2007	Amount	Percentage
Net product sales
Telguard	$5,145	$7,969	$(2,824)	-35%
Terminal	5,631	4,006	1,625	41%

Total product revenues	10,776	11,975	(1,199)	-10%
Service revenues	4,536	4,527	9	0%

Total revenues	15,312	16,502	(1,190)	-7%

Cost of sales
Products	7,980	8,494	(514)	-6%
Services	2,091	2,411	(320)	-13%

	10,071	10,905	(834)	-8%

Gross margin	$5,241	$5,597	$(356)

Revenues
Product revenues decreased 10% due to the decreased sales of our Telguard products. The Telguard products revenue decreased primarily as a result of lower customer demand. Our dealers and distributors increased their inventory during the fourth quarter of fiscal 2007 and the first two quarters of fiscal 2008 anticipating a stronger demand to convert from analog to digital. As that demand waned and the housing market continued to weaken, our customers reduced their purchases during the third quarter to bring their levels of inventory down. Terminal product revenues increased primarily from customers in the Central American/Latin American (CALA) region placing new orders and taking delivery on orders that were delayed in the first and second quarters of fiscal 2008.
Service revenues were flat, despite a higher number of active Telguard units, reflecting the reduction in average revenue per unit resulting from the deactivation of all analog units in February 2008. Activations, which are dependent on Telguard unit installations, will lag behind the sales of those units.
Cost of Sales
The decrease in cost of sales of 8% in the third quarter of fiscal 2008 when compared to the same period of fiscal 2007 reflects the lower sales volumes. Gross margin, as a percentage of sales, was 34% for the third quarters of both fiscal years.

Operating Expenses

			Change		% of Revenues
	2008	2007	Amount	Percentage	2008	2007

Engineering and development	$1,390	$1,614	$(224)	-14%	9%	10%
Selling and marketing	1,609	1,362	247	18%	11%	8%
General and administrative	1,766	1,278	488	38%	11%	8%

	$4,765	$4,254	$511		31%	26%

Engineering and Development
The decrease of 14% was primarily due to decreased payroll expenses of $326, decreased facility expenses of $16 offset by increased expenses of $118 relating to consultants and project related and other expenses. The decreased payroll expenses resulted from a decrease in engineering personnel. The reduction of personnel was a result of a Company- wide personnel reduction and as a result of relocating the Engineering and Development function to Atlanta from New York. The increased consulting expenses were a result of retaining selected key engineering personnel to complete projects that were in progress.
Selling and Marketing
The increase in selling and marketing of 18% was primarily due to increases in salaries and related benefits of $200, mainly due to an expanded marketing department and increased stock based compensation, an increase in facility expenses of $96, primarily due to moving the Atlanta office to a larger space, offset by a reduction of $49 related to decreased external agent commission and trade show expenses.
General and Administrative (G&A)
The increase of 38% was primarily due to a $255 increase in bad debt expense, year over year, as a result of reducing the allowance for doubtful accounts in the third quarter of fiscal 2007, reflecting the stability of the Company’s customer payments, an increase in professional fees of $146, primarily legal fees and consulting expenses, increased payroll expenses related to stock option compensation resulting from stock options of $48, an increase of $47 for insurance and an increase of $29 related to bank and credit card processing fees, offset by decreased facility and telephone charges of $17 and other expenses of $20.
Other Income
Other income for the three months ended June 30, 2008 increased $120 to $168 from $48 for the same period of fiscal 2007. The increase was primarily due to an increase of $39 of interest income, a reduction of miscellaneous business taxes of $27, and the $54 of loss on the disposition of fixed assets in the third quarter of fiscal 2007, there was no such loss in the third quarter of fiscal 2008.

Income Taxes
The Company recorded no income tax provision for the three months ended June 30, 2008 because the Company expects to have a taxable loss for fiscal 2008. There was no tax benefit recorded for the three months ended June, 2007 due to the uncertainty of the realizability of its deferred taxes.
Discontinued Operations
The loss from discontinued operations of $4,737 for the three months ended June 30, 2008, increased $3,761 from a loss of $976 for the same period of fiscal 2007. The increase was due to the liquidation of existing inventory, at a negative gross margin, an impairment loss for equipment and intangible assets, and increased expenses as a result of finalizing the exit from the FCP segment. The following table summarizes the activity of the discontinued operations for the three months ended June 30, 2008 and 2007.

	2008	2007	Change

Revenues	$1,689	$5,319	$(3,630)
Cost of sales	4,092	5,010	(918)
Gross margin	(2,403)	309	(2,712)

Engineering and development	—	135	(135)
Selling and marketing	180	751	(571)
Amortization	—	396	(396)
Impairment loss	1,213	—	1,213
Loss on asset disposals	766	—	766
Royalty expenses	109	—	109
Other	66	3	63

	$(4,737)	$(976)	$(3,761)

First nine months fiscal year 2008 compared to first nine months fiscal year 2007
Revenues and Cost of Sales

			Change
	2008	2007	Amount	Percentage
Net product sales
Telguard	$25,504	$24,842	$662	3%
Terminal	13,666	10,796	2,870	27%

Total product revenues	39,170	35,638	3,532	10%
Service revenues	15,481	12,517	2,964	24%
Total revenues	54,651	48,155	6,496	13%

Cost of sales
Products	27,114	25,475	1,639	6%
Services	7,620	6,746	874	13%

	34,734	32,221	2,513	8%

Gross margin	$19,917	$15,934	$3,983

Revenues
The 10% increase in product revenues for the first nine months of fiscal 2008 was due to strong sales of our terminal products, primarily in the CALA region. Telguard products had a slight increase over the same period of the prior year, bolstered primarily from strong sales in the first six months of fiscal 2008 resulting from the conversion of cellular networks to digital from analog. Telguard sales declined in the last quarter due to weakness in the housing market, as indicated above.
Service revenues reflect the increased activations resulting from increased Telguard sales, primarily during the first six months of fiscal 2008.
Cost of Sales
The cost of sales related to products increase of 6% reflects the strong sales volumes in the first six months of fiscal 2008 and reduced product costs. Product cost of sales as a percentage of product revenue was 69% for the first nine months of fiscal 2008, compared to 71% for the same period of fiscal 2007.
The cost to provide services increased 13%. Service cost of sales as a percentage of service revenue was 49% for the first nine months of fiscal 2008 compared to 54% for the same period of fiscal 2007. The factors contributing to the increased gross margin of services are an increased number of subscribers for the digital service, reduced costs to provide the digital service and a mix of lower average selling prices for services.
Operating Expenses

			Change		% of Revenues
	2008	2007	Amount	Percentage	2008	2007

Engineering and development	$4,059	$5,059	$(1,000)	-20%	7%	10%
Selling and marketing	5,079	4,686	393	8%	9%	10%
General and administrative	5,612	4,332	1,280	30%	10%	9%

	$14,750	$14,077	$673		26%	29%

Engineering and Development
The decrease of $1,000, or 20%, was due to decreased payroll related expenses of $964, a decrease in facility expenses of $100 and an increase of other project related expenses of $64. The decreased payroll expenses resulted from a decrease in engineering personnel resulting from a Company-wide personnel reduction plan and the relocation of the Engineering and Development function to Atlanta from New York.
Selling and Marketing
The increase in selling and marketing of 8% was primarily due to increased salaries and benefits of $619 as a result of an expanded marketing department, increased commissions related to increased sales volumes and the reduced allocation of selling and marketing expenses to discontinued operations, $200 increase in facility expenses as a result of moving the Atlanta office to a larger space, offset by a reduction of $426 related to decreased external agent commission and trade show expenses.

General and Administrative (G&A)
The increase of 30% was primarily due to increased payroll expenses related to termination pay and stock option compensation expenses of $708, an increase in professional fees of $500, primarily legal and consulting fees, a $244 increase in bad debt expense, year over year, as a result of reducing the allowance for doubtful accounts in the third quarter of fiscal 2007, reflecting the stability of the Company’s customer payments, offset by decreased facility, telephone and other expenses of $172.
Other Income
Other income for the first nine months of fiscal 2008 increased $139 over the same period of fiscal 2007. The increase was due to an increase in interest income of $123, as a result of increased invested cash balances, a loss of $54 on the disposition of fixed assets in fiscal 2007, and a decrease of miscellaneous income of $38.
Income Taxes
The Company recorded no income tax provision for the nine months ended June 30, 2008 because the Company expects to have a taxable loss for fiscal 2008. There was no tax benefit recorded for the nine months ended June 30, 2007 due to the uncertainty of the realizability of its deferred taxes.
Discontinued Operations
The loss from discontinued operations of $7,480 for the nine months ended June 30, 2008, increased $2,069 from a loss of $5,411 for the same period of fiscal 2007. The increase was due to the liquidation of existing inventory, at a negative gross margin, an impairment loss for equipment and intangible assets, loss on the disposal of equipment and increased expenses as a result of finalizing the exit from the FCP segment. The following table summarizes the activity of the discontinued operations for the nine months ended June 30, 2008 and 2007.

	2008	2007	Change

Revenues	$7,544	$17,260	$(9,716)
Cost of sales	11,252	15,770	(4,518)

Gross margin	(3,708)	1,490	(5,198)
Engineering and development	—	611	(611)
Selling and marketing	767	2,575	(1,808)
Amortization	—	3,147	(3,147)
Impairment loss	1,711	563	1,148
Loss on asset disposals	1,084	—	1,084
Royalty expenses	109	—	109
Other	101	5	96

	$(7,480)	$(5,411)	$(2,069)

Liquidity
Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On June 30, 2008, the Company had $19,209 of unrestricted cash and cash equivalents and a working capital surplus of $36,021.
The Company generated $6,346 of cash from operations during the first nine months of fiscal year 2008 compared to cash generated of $2,011 during the same period of fiscal year 2007. The components of cash generated for the first nine months of fiscal 2008 are as follows:

$(4,774)
The increase in inventory reflects the buildup of Telguard and terminal inventory to a level the Company feels is modestly above normal. Inventory levels decreased substantially n the fourth quarter of fiscal 2007 as a result of the large sale of Telguard units to customer who were anticipating the conversion of cellular networks to digital from analog.

(5,516)
Trade accounts payable primarily consists of amounts due to Telular’s contract manufacturers. To assure timely production of inventory to meet customers needs, these account are kept current. That process, in addition to the payments made to our contract manufacturers in the first quarter of fiscal 2008 for the production to support the increased sales in the fourth quarter of fiscal 2007, led to the reduction in trade accounts payable.

9,160
The decrease in trade accounts receivable is due primarily to the collection during the period of balances outstanding on September 30, 2007 and timely customer payments on sales made during the nine month period.

1,889	Non-cash expenses: $1,353 from stock based compensation; $490 depreciation expenses; $46 loss on disposal of fixed assets.
211	Net cash provided by other working capital items.
5,376	Income from continuing operations; cash provided.

$6,346	Total cash used in continuing operations.

Investing activities used $671 of cash for the first nine months of fiscal 2008 primarily from the purchase of equipment of $1,011 offset by a $340 decrease in restricted cash. This compares to cash used in investing activities of $396, from the purchase of property and equipment, for the same period of fiscal 2007.
The increase in cash provided from financing activities of $2,600 in the first nine months of fiscal 2008 is due to the proceeds from the exercise of stock options and warrants. Cash of $3,313 was used in financing activities in the first nine months of fiscal year 2007 primarily to pay down the working line of credit with Silicon Valley Bank offset by the proceeds from the exercise if stock options of $210.
Based upon its current operating plan, the Company believes its existing capital resources will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the volatility of demand in certain of the developing markets targeted by the Company. The Company is currently negotiating a new line of credit and expects to have one in place in the fourth quarter of fiscal 2008. The Company expects to maintain levels of cash reserves which are required to undertake major product development initiatives and to qualify for large sales opportunities.

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
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At June 30, 2008, and September 30, 2007, the inventory reserves for continuing operations were $70 and $551, respectively. All remaining FCP inventory, $802, has been fully reserved for. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
Goodwill
The Company evaluates the fair value and recoverability of the goodwill whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable or at least annually. In determining fair value and recoverability, the Company makes projections regarding future cash flows. These projections are based on assumptions and estimates of growth rates for the related business segment, anticipated future economic conditions, and the assignment of discount rates relative to risk associated with companies in similar industries and estimates of terminal values. An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount.
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
The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of June 30, 2008.
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
During the quarter ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, each promulgated under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Telular Corporation
Date: August 11, 2008	By:	/s/ Joseph A. Beatty
Joseph A. Beatty
President and Chief Executive Officer

Date: August 11, 2008		/s/ Jonathan M. Charak
Jonathan M. Charak
Chief Financial Officer

Date: August 11, 2008		/s/ Robert Deering
Robert Deering
Controller and Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith