Form 10-K
period 2008-09-30
TELULAR CORP
filed 2008-12-15
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2008
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 31, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $51,407,000 (based upon the closing sales price of such stock as reported by The NASDAQ Stock Market LLC on such date). The number of shares outstanding of the registrant’s Common Stock as of December 8, 2008, the latest practicable date, was 18,466,876 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended September 30, 2008 are incorporated by reference in Part III of this Form 10-K.

PART I
(Dollar In Thousands, Except Per Share Data)
ITEM 1. BUSINESS
OVERVIEW
Telular Corporation (Telular or the Company) designs, develops and distributes products and services that utilize wireless networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings take advantage of the pervasiveness and data transport capabilities of wireless networks in order to facilitate communications among people and machines. Oftentimes, the Company’s products and services replace the wireline network while providing the added flexibility of wireless connectivity.
Telular was established in 1986 when it acquired the intellectual property rights for its cellular interface concept and methodology. Historically, Telular provided Fixed Cellular Terminals (FCTs) and Fixed Cellular Phones (FCPs) to markets in North America and in developing countries around the world. Today, while Telular continues to develop FCTs, it is emphasizing the development of FCTs that work in conjunction with software systems to provide integrated event monitoring and reporting services for machine-to-machine (M2M) applications. M2M applications take advantage of wireless networks to improve process efficiency in areas such as supply chain management, security monitoring, meter reading, vehicle tracking and many other commercial and industrial situations.
COMPANY STRATEGY
Strategically, Telular is focused on M2M market segments in which the Company can provide a differentiated product and service offering using wireless networks to facilitate supply chain efficiencies. Telular invests in solutions that uniquely meet a customer’s need to utilize remote telemetry using technology similar to its market-leading TELGUARD security solution. In addition, Telular continues to sell FCT products that function on a standalone basis and enable end users to transmit voice, data and fax information over commercial wireless networks.
The most recent M2M application currently offered by the Company is tank level monitoring. Through its October 2008 acquisition of SupplyNet Communications, Inc., Telular added approximately 13,000 tanks to its subscription base for monitoring services. The Telular tank monitoring solution, TankLink, combines a specially designed cellular communicator, wireless data services and a web-based application into a single offering which allows end-users to remotely monitor the level of product contained in each tank vessel. This information commonly feeds a vendor managed inventory (VMI) program that improves the efficiency and timeliness of product delivery while optimizing the amount of product held by customers at any given time. Most of the Company’s existing tank monitoring systems are installed in the fuels and lubricants space. Additional market segments served include industrial chemicals, food additives, and waste water treatment.
The Company’s TELGUARD products and service generate a majority of Telular’s revenue. TELGUARD service combines a specialized terminal unit with Telular’s message center to provide real-time transport of alarm signals from residential and commercial locations to an alarm company’s central monitoring station. Alarm monitoring companies purchase the products and cellular service from Telular and resell them to end users in order to provide a wireless backup for the conveyance of alarm signals, which are typically sent over traditional wireline phone networks. Increasingly, the Company’s TELGUARD solution is being used as the primary means for the transmission of alarm signals as end users eliminate traditional phone lines in favor of voice-over-IP (VoIP) over broadband and cellular telephones.
Telular’s standalone FCT business targets both commercial and residential consumers, who use FCTs for voice, fax, and Internet access over the wireless networks. Distribution outside the United States is typically through direct sales to large wireless carriers who certify the FCT equipment for use on their networks and then sell and distribute FCT products directly to end users through their existing distribution channels for wireless handsets. At its most basic level, an FCT allows users to simultaneously plug in a standard telephone, fax machine and a computer data line, which the FCT then makes functional over the wireless phone network. In the United States, FCTs are most often used for remote or mobile applications in which cellular service is available but broadband Internet connectivity is not. For example, FCTs are used by public safety agencies to provide connectivity for mobile command centers. In Latin America, Telular FCTs are used more extensively due to the fact that traditional wireline telephone and broadband networks were not built as extensively as in the United States, but cellular systems have been widely implemented. One key application for FCTs in Latin America is for Least Cost Routing (LCR). LCR is the process of routing calls according to the most favorable tariff rates. An FCT enables a private branch exchange (PBX) to consider cellular rates while computing the lowest possible tariff for an outbound phone call.

Telular operates as a single-segment enterprise for financial reporting purposes. For financial information about geographic areas, see “Note 14. Major Customers” and “Note 15. Export Sales” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K.
GEOGRAPHICAL MARKETS
Currently, the vast majority of M2M tank applications served by Telular are located within the United States. These installations span the entire country and the Company expects to expand over time into other countries, particularly in Latin America where it has strong relationships with the leading wireless carriers.
TELGUARD products and service are currently sold only in the United States, although the Company plans to expand service to other North American countries during fiscal 2009.
The Company currently focuses its FCT sales efforts in North and South America, but also has sales in Africa, Asia and the Middle East.
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
RESEARCH AND DEVELOPMENT AND PRODUCT LINES
Telular has built a core competency in developing products which enable devices such as standard telephones, fax machines and computers to utilize both GSM-based and CDMA-based wireless phone networks. In addition, our M2M and TELGUARD solutions operate in conjunction with real-time, transaction processing servers which receive data, transform the data, and immediately forward the result to our customers. The M2M tank level monitoring and TELGUARD security solutions are a combination of hardware product design along with software system design. In both cases, the software system is capable of high-volume, real-time transaction processing of mission critical data (security alarms and tank fill levels). Such integrated hardware and software system solutions will be the focus of our research and development activities going forward and will be further applied to the event monitoring space.
Because our products operate on a coordinated basis with wireless phone networks, Telular works closely with major carriers to certify our products on their networks. In many cases, the carriers themselves are our customers and they sell and distribute our products to end users upon certification. Based on this need to work closely with the major wireless phone carriers, Telular has developed strong working relationships with these carriers as customers and solution partners.
Research and development activities sponsored by the Company for the years ended September 30, 2008, 2007, and 2006, were $4,448, $6,076, and $2,636, respectively, and are included in engineering and development expense. There are no customer sponsored research and development activities included in any of those years.

The following details areas of product delivery and research during fiscal 2008 and anticipated in fiscal 2009.
M2M SOLUTIONS — During 2008, Telular developed an integrated, M2M event monitoring system consisting of two new hardware products as well as a message processing engine, database and customer portal. Pending market development activities in early 2009, the Company expects to further refine this base-level M2M system solution for additional vertical markets. The October 1, 2008, acquisition of SupplyNet Communications, Inc. brought the Company a successful wireless communicator product line for tank level monitoring. Enhancements to this hardware and its supporting message center will be made during 2009.
TELGUARD — Telular’s engineering team continues to update the TELGUARD digital product portfolio by addressing the growing demand and technology changes in the electronics security market. In fiscal 2008, Telular re-engineered its message processing system, including the upgrade of all hardware servers on which the system operates. In addition, the Company introduced TELGUARD DIGITAL TG-11 which integrates more directly with key security panels and should improve the Company’s competitive position with regard to these panels from both a price and functionality perspective. In fiscal 2009, Telular will further enhance its Telguard services by improving the Telguard online portal and introducing other system enhancements.
TERMINALS — In fiscal 2008, we launched a new FCT called SX7T, which include 3G radio technologies (HSDPA and EVDO). These radio technologies take advantage of the cellular network’s evolution to those standards that offer high speed data for improved data networking and faster Internet access. In addition, the new SX6T GSM terminal for 2G networks was introduced in late 2008 and is undergoing certification testing at numerous potential carrier customers. The Company currently expects to focus its 2009 Terminals development activity on further enhancements to its 2G terminal product line.
SALES, MARKETING SERVICE AND SUPPORT
Domestic Sales
In the United States, Telular markets both its TELGUARD and other FCT products through an Atlanta-based sales group. TELGUARD customers are security system distributors and security service dealers that the Company sells to on a direct basis. The Company utilizes a significant number of manufacturer’s representatives to manage approximately 3,500 customer relationships for the Telguard products. Other FCT customers are the large cellular carriers and dealers and Value Added Resellers (VARs) dedicated to niche market applications that the Company sells to on a direct basis. In fiscal 2008, the Company’s domestic revenues were $56,786, or 86% of total revenues.
International Sales
Our international sales team is based in Miami and covers key markets such as Latin America. These markets include significant cellular carrier customers in countries such as Mexico and Venezuela. In addition, Telular has built strong relationships with distributors and VARs in a number of these and other markets. In fiscal 2008, the Company’s international revenues were $9,368, or 14% of total revenues.
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
MAJOR CUSTOMERS
In fiscal 2008, the Company derived 31% of its total revenues from ADT, a major U.S. securities systems provider, and 13% of its total revenue from ADI, a large U.S. distributor of security systems and related products.
MANUFACTURING
Telular’s products are manufactured by contract manufacturers in China and the United States who make our products and test them with proprietary testing equipment that Telular provides. We also write manufacturing procedures and conduct comprehensive quality control and quality assurance surveillance during the manufacturing process. Quality programs are a high priority at Telular and our contract manufacturers are ISO 9001:2000 certified. Telular also contracts with a variety of suppliers to buy several critical components of its products, including certain cellular transceivers.

EXECUTIVE OFFICERS
The executive officers of Telular and their ages as of December 15, 2008 are as follows:

Name	Age	Position
Joseph A. Beatty	45	President, Chief Executive Officer and Director
Jonathan M. Charak	39	Senior Vice President, Chief Financial Officer and Secretary
George S. Brody	54	Senior Vice President, Telguard and Terminals
Robert L. Deering	50	Controller, Treasurer and Chief Accounting Officer
Joseph A. Beatty has served as President, Chief Executive Officer and Director since January 2008 and Chief Financial Officer and Secretary from May 2007 to March 2008. From June 2003 until June 2006, he was President and Chief Executive Officer of Concourse Communications Group, a privately-held developer and operator of distributed antenna systems and airport Wi-Fi networks. From November 1996 until February 2001, Mr. Beatty was a co-founder and the CFO of Focal Communications Corporation, a competitive local exchange carrier that is now part of Level 3 Communications. Earlier in his career, Mr. Beatty was a securities analyst and also held numerous technical management positions for a local exchange carrier. Mr. Beatty has a BS in Electrical Engineering and an MBA in Finance. In addition, he is a Chartered Financial Analyst.
Jonathan M. Charak has served as Senior Vice President, Chief Financial Officer and Secretary since March 2008. From January 2007 through February 2008, he served as the Chief Financial Officer of Vanderbilt Financial, LLC. From June 2003 through October 2006, Mr. Charak was Chief Financial Officer at Concourse Communications Group, LLC. Prior to that, Mr. Charak served as Chief Financial Officer of Language Stars, LLC and as Controller at iFulfillment, Inc., both of which were early stage high growth companies. Mr. Charak began his career with 9 years of experience in the audit practice of Arthur Andersen LLP. Mr. Charak has a B.S. degree in Accounting from Indiana University and has a CPA certificate.
George S. Brody has served as Senior Vice President, Telguard and Terminals since June 2003. Previously, Mr. Brody worked as a consultant in the telecommunications industry from 2002 to 2003. From 2000 to 2002, Mr. Brody was Vice President of Sales and Marketing for Evolution Networks, Inc. From 1995 to 2000, Mr. Brody served as Vice President, Sales and Marketing for Philips Electronics. Prior to that he was Vice President, Worldwide Marketing for Burle Industries (1987-1995). Mr. Brody began his career at RCA in 1978.
Robert L. Deering was appointed Controller, Treasurer and Chief Accounting Officer in October 2005. Mr. Deering had previously been the Corporate Controller for VASCO Data Security International, Inc. from June 2002 to October 2005. Prior to that he was the Controller for various technology and manufacturing companies. Mr. Deering began his career in public accounting at PricewaterhouseCoopers in 1979. He has a BA in Accounting and has a CPA certificate.
EMPLOYEES
The Company has 85 full time employees, of which 43% are in sales, customer service and marketing, 12% in manufacturing support, 27% in engineering and product development and 18% in finance and administration. None of the Company’s employees are represented by organized labor.
COMPETITION
Telular believes its advantages over the competition include:
Better focus/commitment —Telular’s only business is Fixed Cellular Terminals and related event monitoring services. Many of our largest competitors sell a much broader line of equipment, software and services.
More experience — Telular has been in the Fixed Cellular business for 20 years. We have deployed FCTs in more than 130 countries worldwide, reflecting the quality, reliability and innovation of our products.

Broader product line — Telular offers products that operate on the world’s major cellular air-interface standards and is developing additional products for the latest generation, 3G networks.
Service and support — Telular provides customers with comprehensive product service and support. It is our commitment to providing superior quality and service that differentiates us from our competition.
There are several firms that compete with the Company’s TELGUARD products and services. These primary competitors include: Honeywell, Numerex, DSC and Alarm.com. Telular believes it has a significant portion of the market share for digital cellular alarm communicators, having introduced the first such device in March 2006. Demand for digital communicators has increased markedly since mid-2007, although it is difficult to predict whether this increased demand is sustainable over the long term.
Telular’s TELGUARD hardware products will only interface with the Company’s proprietary message center, which interprets and forwards any alarms received to the Company’s security monitoring customers in near real-time. The Company believes its competitive advantages for this service are the fact that its hardware products interface with the vast majority of alarm panels on the market and that installers can quickly activate the hardware and service.
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
PATENTS AND OTHER INTELLECTUAL PROPERTY
PATENTS
With respect to its intelligent interface technology, Telular currently has 25 issued patents that are currently active and 1 pending patent application in the United States, as well as 4 foreign patents (and no pending foreign applications). Telular has successfully defended some of its patents in court. These law suits have not had a material effect on the Company’s financial position.
Although Telular believes its intelligent interface can be adapted to accommodate emerging wireless technologies, there can be no assurance that these new applications will fall within the scope of the existing patent protection.
TRADEMARKS AND OTHER PROPRIETARY INFORMATION
Telular has 7 registered U.S. trademarks, which are: Telular (block), TELULAR plus design, CELJACK, Hexagon Logo, PHONECELL, TELGUARD and WiPATH. Telular has 1 new pending US trademark application (for “Lose the Line Keep the Connection”). In addition, Telular has 4 registered Mexican trademarks covering the names and logos used for some of its products. Telular has a total of 29 foreign trademark registrations and 1 foreign application.

AVAILABLE INFORMATION
Internet Address
Telular’s Internet address is www.telular.com.
Filings with the Securities and Exchange Commission
Telular makes available free of charge through a link on its Internet website its Code of Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.
ITEM 1A. RISK FACTORS
Telular hereby incorporates by reference the risk factors included in Exhibit 99, Cautionary Statements, filed as an exhibit to this annual report on Form 10-K.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The following is a list of properties that Telular leases:

			Lease Dates		Square	Renewal
	Functions	Location	Commencement	Termination	Footage	Options

Corporate Headquarters	Sales, marketing, operations administration, finance and general administrations	Chicago, Illinois	February 2007	February 2014	11,700	No
Terminal and Security Products Operations and Engineering	Sales, marketing, operations and general administration for terminal products and product research and development	Atlanta, Georgia	November 2007	December 2012	15,154	No
International Sales Office	Sales	Weston, Florida	October 1999	December 2009	1,700	Yes
ITEM 3. LEGAL PROCEEDINGS
The Company is involved in legal proceedings, which arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on the Company’s consolidated results of operation, cash flows or financial position.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2008.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK
The Company’s Common Stock trades publicly on the NASDAQ National Market System under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 2008 and 2007, as reported by NASDAQ. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	QUARTER ENDED DURING FISCAL YEAR 2008
	December 31	March 31	June 30	September 30

High	$8.59	$6.84	$3.88	$3.89
Low	$5.47	$2.50	$2.78	$1.99

	QUARTER ENDED DURING FISCAL YEAR 2007
	December 31	March 31	June 30	September 30

High	$4.22	$4.37	$5.10	$7.50
Low	$2.00	$3.23	$3.07	$4.55
On December 8, 2008, there were approximately 239 shareholders of record, approximately 5,409 beneficial shareholders and 18,466,876 shares of Common Stock outstanding. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.
TREASURY SHARES
On July 25, 2008, the Company’s Board authorized the purchase of up to $5,000,000 of Telular’s Common Stock at prices to be determined at management’s discretion. During the fourth quarter of fiscal 2008, the Company purchased 383,207 shares of Telular’s Common Stock as follows:

Issuer Purchase of Equity Securities
	Total Number	Average
	of Shares	Price Paid
Period	Purchased	Per Share

August 2008 (August 7 - August 25)	383,207	$2.94

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
The Telular Corporation Common Stock Performance Graph compares total shareholder returns of the Company since September 30, 2003, to three indices: the NASDAQ Stock Market (U.S.) Index, the NASDAQ Telecommunications Index and the Research Data Group (RDG) Technology Composite Index. The total return calculations assume the reinvestment of dividends, although dividends have never been declared for the Company’s stock, and are based on the returns of the component companies weighted according to their capitalizations as of the end of each monthly period. The NASDAQ Stock Market (U.S.) Index tracks the aggregate return of all equity securities traded on the NASDAQ National Market System (the NMS). The NASDAQ Telecommunications Index tracks the aggregate return of equity securities of telecommunications companies traded on the NASDAQ National Market System (the NMS). The Research Data Group Technology Index tracks the aggregate return of technology companies, including electronics, medical and other related technology industries.
The Company’s Common Stock is traded on the NMS and is a component of the NASDAQ Stock Market (U.S.) Index. The Company’s stock price on the last trading day of its fiscal year, September 30, 2008, was $2.41.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Telular Corporation, The Nasdaq Composite Index,
The Nasdaq Composite Index And The RDG Technology Composite Index

*	$100 invested on 9/30/03 in stock & index-including reinvestment of dividends. Fiscal year ending September 30.

ITEM 6. SELECTED FINANCIAL DATA
The following table is a summary of certain condensed statement of operations and balance sheet information of the Company. The table lists historical financial data of the Company for the fiscal years ended September 30, 2008, 2007, 2006, 2005 and 2004. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing in Item 8 of this report.

	Year ended September 30,
	(In thousands, except share data)
	2008 (a)	2007 (a)	2006	2005	2004

Results of Operations:
Total revenue	$66,154	$74,507	$45,706	$33,489	$49,578

Income (loss) from continuing operations	6,101	5,625	(644)	(4,507)	2,105
Income (loss) from discontinued operations	(7,480)	(7,571)	(11,174)	(6,375)	(2,808)

Net loss	$(1,379)	$(1,946)	$(11,818)	$(10,882)	$(703)

Per Share Data:
Basic and dilutive:
Income (loss) from continuing operations	$0.32	$0.31	$(0.04)	$(0.34)	$0.16
Income (loss) from discontinued operations	$(0.39)	$(0.42)	$(0.66)	$(0.47)	$(0.21)

Net loss	$(0.07)	$(0.11)	$(0.70)	$(0.81)	$(0.05)

As of September 30 - balance sheet data:
Total assets	$47,969	$55,608	$57,937	$53,499	$54,366
Current loans payable	—	—	3,313	—	—
Stockholders’ equity	40,167	38,366	38,812	43,792	44,801

(a)	In July 2007, the Company formulated a plan to sell the net assets of its FCP segment and exit the fixed cellular phone market. During the third quarter of fiscal 2008, the Company determined it would be unable to secure a buyer for the FCP segment and made a strategic decision to abandon the FCP segment effective June 30, 2008. As a result, the FCP segment has been segregated and classified as discontinued operations and amounts for all periods presented have been restated to reflect this classification.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
INTRODUCTION
Telular Corporation (Telular or the Company) designs, develops, and distributes products and services that utilize wireless networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings take advantage of the pervasiveness and data transport capabilities of wireless phone networks in order to replace functionality historically provided by wireline communications networks. Bridging the gap between traditional, wireline equipment and wireless phone networks, the Company’s products and services replace the wireline network while providing the added flexibility and security of wireless connectivity.

The Company generates most of its revenue by designing, producing and selling products and through the delivery of machine-to-machine (M2M) and event monitoring services, such as its TELGUARD service, which can be included with certain of the Company’s terminal products. In addition, the Company distributes its standalone Fixed Cellular Terminal (FCT) products in Latin America and the United States. Telular recognizes revenue when its products ship from various manufacturing locations to customers and when services are performed. Although the Company has a wide base of customers in the Western Hemisphere, much of its revenue is generated from a small number of major customers and via large contracts, the timing of which is often unpredictable.
The Company’s operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company’s operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements that are set forth in Exhibit 99.
The market for the Company’s products is primarily in North and South America and consists of a number of vertical applications ranging from wireless residential and commercial alarm systems addressed by TELGUARD to Internet access provided by PHONECELL FCTs. The FCT market is addressed primarily through indirect channels consisting of distributors, representatives and agents along with in-house sales and customer support teams. A direct sales model is utilized for certain large customers.
During June 2008, Telular abandoned its Fixed Cellular Phone (FCP) segment after unsuccessfully marketing this unit for sale. Many of the segment’s assets were parts and finished goods inventory which were sold prior to abandonment of the segment on June 30, 2008. Currently, Telular is collecting certain receivables owed as a result of FCP product sales during 2008.
The Company believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, including the creation of event monitoring services that can be sold with products. Research and development activities sponsored by the Company for the years ended September 30, 2008, 2007 and 2006 were $4,448, $6,076 and $2,636, respectively.
Telular’s engineering team continues to develop M2M hardware products and software systems and to expand the TELGUARD digital product portfolio by addressing the growing demand and technology changes in the electronics security market. In fiscal 2008, the Company has designed and developed the TELGUARD DIGITAL TG-11 model for certain vendor panels in the security industry. In addition, Telular completed development of the SX7T terminal, which will carry voice, data, and fax services over 3G wireless networks. The Company is also devoting resources in marketing and engineering to research, specify and develop products and services for additional event monitoring applications outside of the security industry.
Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China and the United States make and test all hardware products.
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
With respect to its interface technology, the Company currently has 25 issued patents and 1 pending patent applications in the United States, as well as 4 issued foreign patents. The Company has successfully defended some of its patents in court.

RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
Fiscal Year 2008 Compared to Fiscal Year 2007
Revenues and Costs of Sales

			Change
	2008	2007	Amount	Percentage
Net product sales
Telguard	$28,391	$40,694	$(12,303)	-30%
Terminal	17,542	16,442	1,100	7%

Total product revenues	45,933	57,136	(11,203)	-20%
Service revenues	20,221	17,371	2,850	16%

Total revenues	66,154	74,507	(8,353)	-11%

Cost of sales
Products	31,805	40,539	(8,734)	-22%
Services	9,817	9,169	648	7%

	41,622	49,708	(8,086)	-16%

Gross margin	$24,532	$24,799	$(267)

Revenues
Total product revenues decreased 20% in fiscal 2008 due to decreased sales of our Telguard products. Our dealers and distributors increased their inventory during the fourth quarter of fiscal 2007 and the first two quarters of fiscal year 2008 anticipating a stronger demand to convert from analog to digital. As that demand waned and the housing market continued to weaken, our customers reduced their purchases during the last half of fiscal 2008. Terminal product sales increased primarily due to sales increases in the domestic market.
The increase in service revenues is a result of the increase in the activation of monitoring services related to additional Telguard unit sales in the fourth quarter of fiscal 2007 and the first six months of fiscal 2008. Activations, which are dependent on Telguard unit installations, will lag behind the sales of those units.
Cost of Sales
Total cost of sales decreased 16% in fiscal 2008. This was due to both a decrease in the volume of sales and to decreased cost of manufacturing products and delivering services.
Product cost of sales as a percentage of revenues was 69% for fiscal 2008 as compared to 71% for fiscal 2007. This 2% decrease was attributed to decreased manufacturing costs.
Service cost of sales as a percentage of revenue decreased from 53% in fiscal 2007 to 49% in fiscal 2008. This was primarily due to the lower cost of providing digital services as a result of the transition from analog services.

Operating Expenses

			Change		% of Revenues
	2008	2007	Amount	Percentage	2008	2007

Engineering and development	$5,171	$6,930	$(1,759)	-25%	8%	9%
Selling and marketing	6,287	6,157	130	2%	9%	8%
General and administrative	7,283	6,114	1,169	19%	11%	8%

	$18,741	$19,201	$(460)		28%	25%

Engineering and Development
The decrease of 25% in engineering and development costs was primarily due to a reduction in payroll related expenses of $1,578, a reduction of $144 in facility costs as a result of moving the engineering function from New York to Atlanta, and a reduction in prototype and supplies costs of $261, partially offset by an increase of $224 in recruiting cost to replace engineers who did not move to Atlanta. Payroll related costs decreased in fiscal 2008 because of the elimination of one-time expenses in fiscal 2007 related to costs associated with a reduction in workforce of $661 and savings from reduced engineering staff of $917.
Selling and Marketing
Selling and marketing costs increased 2% in fiscal 2008 primarily due to increased payroll related expenses of $780 from increased staff in marketing, sales and product support, a $158 increase in facility costs as a result of moving to a new location in Atlanta and an increase of $172 in targeted co-op marketing expenses related to the Telguard products, partially offset by a decrease in external commissions of $980 related to reduced sales volumes.
General and Administrative (G&A)
G&A costs increased 19% in fiscal 2008 primarily due to increased legal and professional fees of $538, increased payroll related costs of $450 as a result of severance paid to terminated officers and non-cash compensation related to stock option modifications, an $89 increase in bank fees and insurance costs, partially offset by a decrease in facility costs as a result of moving the corporate headquarters to Chicago.
Other Income
Other income for fiscal 2008 increased by $283 compared to fiscal 2007. This increase was primarily due to a $139 increase in interest income as a result of increased cash balances throughout the year, a decrease in interest expense of $105 as a result of reducing the Company’s borrowings to $0 and a $39 decrease in various other miscellaneous expense items during the year.
Income Taxes
The Company recorded no income tax benefit for both fiscal years 2008 and 2007 due to the uncertainty of the realizability of its deferred tax assets.
Discontinued Operations
The loss from discontinued operations of $7,480 for the fiscal 2008 decreased $91 from a loss of $7,571 for fiscal 2007. Sales decreased significantly as the Company exited the FCP market and sold its remaining inventory. During the third quarter of fiscal 2008, the Company determined that it would be unable to find a buyer for the FCP business unit. As a result, the Company made a strategic decision to abandon the FCP business unit effective June 30, 2008. The majority of the assets of the business have been disposed of. The remaining assets consist of trade accounts receivable of $4,583, inventory held for warranty purposes, which has been fully reserved for, and $126 of test equipment which the Company intends to sell at auction. The following table summarizes the activity of the discontinued operations for the fiscal years 2008 and 2007. Also, see Note 3 of the Notes to Consolidated Financial Statements.

	2008	2007	Change	Percentage

Revenues	$7,544	$20,931	$(13,387)	-64%
Cost of sales	11,252	20,357	(9,105)	-45%

Gross margin	(3,708)	574	(4,282)
Engineering and development	—	723	(723)	-100%
Selling and marketing	767	3,313	(2,546)	-77%
Amortization	—	3,149	(3,149)	-100%
Impairment loss	1,711	563	1,148	204%
Loss on asset disposals	1,083	—	1,083	> 100%
Other	211	397	(186)	-47%

	$(7,480)	$(7,571)	$91

Net Loss
The Company recorded a net loss of $1,379 or $0.07 per share for fiscal 2008 compared to a net loss of $1,946 or $0.11 per share for fiscal 2007. The decrease in net loss was primarily due to the result of increased margins due to improved product mix and a reduction of manufacturing cost and containment of operational costs.
Fiscal Year 2007 Compared to Fiscal Year 2006
Revenues and Costs of Sales

			Change
	2007	2006	Amount	Percentage
Net product sales
Telguard	$40,694	$21,630	$19,064	88%
Terminal	16,442	12,932	3,510	27%

Total product revenues	57,136	34,562	22,574	65%
Service revenues	17,371	11,144	6,227	56%

Total revenues	74,507	45,706	28,801	63%

Cost of sales
Products	40,539	26,175	14,364	55%
Services	9,169	5,937	3,232	54%

	49,708	32,112	17,596	55%

Gross margin	$24,799	$13,594	$11,205

Revenues
Total product revenues increased 65% in fiscal year 2007 as compared to fiscal year 2006, reflecting increases in sales of both Telguard and terminal products. The increase in sales of Telguard products is due to increased market penetration and an increase in the number of customers switching from analog security devices to digital. The increase in terminal product sales reflects increased sales volume in the Central American/Latin American (CALA) and United States markets.
The increase in service revenue is a result of the increase in the activation of monitoring services related to additional Telguard unit sales.
Cost of Sales
The increase in cost of sales in fiscal year 2007 as compared fiscal year 2006 represents a combination of increased sales volume and a better product mix. As a percentage of revenues, cost of sales declined to 67% in fiscal 2007 from 70% in fiscal 2006, reflecting the increase in sales of the lower cost Telguard digital products.

Operating Expenses

			Change		% of Revenues
	2007	2006	Amount	Percentage	2007	2006

Engineering and development	$6,930	$3,935	$2,995	76%	9%	9%
Selling and marketing	6,157	4,575	1,582	35%	8%	10%
General and administrative	6,114	6,101	13	< 1%	8%	13%

	$19,201	$14,611	$4,590		25%	32%

Engineering and Development
The increase of 76% in engineering and development costs reflects increased expenditures related to the development of new products in both the Telguard and terminal product lines and to improvements in the technologies incorporated in existing product. Engineering and development expenses were 9% of total revenues in each fiscal year.
Selling and Marketing
Selling and marketing expenses increased 35% primarily due to increased salary expenses of $690 related to technical support and internal marketing personnel, increased commission expenses of $320, both for internal sales representatives and independent agents, as a result of increased product sales, increased co-op marketing expenses of $350, related specifically to products, increased professional fees related to product repairs of $205 and a $17 increase in various expenses. As a percentage of revenues, selling and marketing expenses declined to 8% in fiscal 2007 from 10% in fiscal 2006.
General and Administrative (G&A)
G&A expenses increased slightly in fiscal year 2007 as compared to fiscal year 2006. In 2007, the Company increased expenditures related to professional fees and realized savings from the elimination of manufacturing overhead, which was charged to G&A in fiscal 2006, as a result of cessation of manufacturing operations at the Company’s headquarters during fiscal 2006. Additionally, facility and phone expenses declined, year over year, following the move to the new corporate headquarters in February 2007. G&A expenses also declined as a percentage of revenue from 13% to 8%.
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
Discontinued Operations
In fiscal 2007, the Company formulated a plan to sell the net assets of its FCP segment and exit the fixed cellular phone market. The loss from discontinued operations decreased in fiscal 2007 by $3,603, or 32%, primarily due to the reduction of operating expenses from $15,256 in fiscal year 2006 to $8,145 in fiscal year 2007. These reductions were offset by a reduction in sales margin of $3,508, as a result of reduced selling prices. Operating expenses decreased as a result of a decrease in engineering and development expenses of $2,899, a reduction in selling and marketing expenses of $2,670, and a reduction in amortization expense and goodwill impairment charges of $1,939, offset by an increase in other expenses of $397. The following table summarizes the activity of the discontinued operations for the fiscal years 2007 and 2006.

	2007	2006	Change	Percentage

Revenues	$20,931	$47,394	$(26,463)	-56%
Cost of sales	20,357	43,312	(22,955)	-53%

Gross margin	574	4,082	(3,508)
Engineering and development	723	3,622	(2,899)	-80%
Selling and marketing	3,313	5,983	(2,670)	-45%
Amortization	3,149	1,606	1,543	96%
Impairment loss	563	4,045	(3,482)	-86%
Other	397	—	397	> 100%

	$(7,571)	$(11,174)	$3,603

Net Loss
The Company recorded a net loss of $1,946 or $0.11 per share for fiscal 2007 compared to a net loss of $11,818 or $0.70 per share for fiscal 2006. The decrease in net loss is due primarily to the Company re-aligning its focus in fiscal 2007 on its terminals and Telguard products and services, which have a higher margin contribution than the discontinued phone products.
LIQUIDITY AND CAPITAL RESOURCES
Management regularly reviews the Company’s net working capital and available borrowings in addition to its cash and cash equivalent balance to determine if it has enough cash to operate the business. On September 30, 2008, the Company had cash and cash equivalents of $21,168 and net working capital of $36,009, compared to cash and cash equivalents of $10,254 and net working capital of $34,642 a year earlier. The Company can draw upon a Loan and Security Agreement with SVB Silicon Valley Bank (SVB) that provides an aggregate working capital line of credit up to $10,000. Management expects trade accounts receivable and inventory to turn into cash in short periods of time. As such, given the level of cash and cash equivalents, trade accounts receivable, inventory and available borrowings, management believes the Company has adequate resources to fund current and planned operations. The tables below discuss the liquidity components of continuing operations for fiscal years 2008 and 2007.

Fiscal 2008
The Company generated cash of $7,084 from continuing operations during fiscal year 2008 compared to cash generated of $1,566 during the same period of fiscal 2007. The components of the change for fiscal 2008 are as follows:

$6,101	Income from continuing operations; cash provided.
2,388	Non-cash expenses: $1,705 from stock based compensation; $674 depreciation expenses; $9 loss on disposal of fixed assets.
12,819
The decrease in trade accounts receivable is due primarily to the collection during the period of outstanding balances at September 30, 2007 and timely customer payments on sales made during fiscal 2008.

(6,507)
The increase in inventory reflects the buildup of Telguard and terminal inventory as the Company anticipated stronger sales in the fourth quarter of fiscal 2008 . Inventory levels decreased substantially in the fourth quarter of fiscal 2007 as a result large sale of Telguard units to customers who were anticipating the conversion of cellular networks to digital from analog.

(6,913)
Trade accounts payable primarily consists of amounts due to Telular’s contract manufacturers. To assure timely production of inventory to meet customers needs, these accounts are kept current. That process, in addition to the payments made to our contract manufacturers in the first quarter of fiscal 2008 for the production to support the increased sales in the fourth quarter of fiscal 2007, led to the reduction in trade accounts payable.

(804)
Net cash used in other working capital items primarily due to a $850 increase in notes receivable related to a temporary cash advance to related party. The note receivable has been repaid in October 2008.

$7,084	Total cash provided by continuing operations

Fiscal 2007
The Company generated cash of $1,566 from continuing operations during fiscal year 2007 compared to cash used of $886 during the same period of fiscal 2006. The components of the change for fiscal 2007 are as follows:

$5,625	Income from continuing operations; cash provided.
1,716	Non-cash expenses: $924 from stock based compensation; $732 depreciation expenses; $60 loss on disposal of fixed assets.
(8,403)	The increase in trade accounts receivable is due primarily to the increased sales volume; a 64% increase in fourth quarter fiscal 2007 sales over the same period of fiscal 2006.
(1,023)	The increase in inventory reflects the buildup of Telguard and terminal inventory in response to increased customer demand in the fourth quarter of fiscal 2007.
2,497
Trade accounts payable primarily consists of amounts due to Telular’s contract manufacturers. The increase is due to increased production as a result of significant sales increase in the fourth quarter of fiscal 2007.

1,154
Net cash provided by other working capital items primarily due to a $973 increase in accrued liabilities resulting from liabilities that fluctuate directly with sales volumes such as internal and external commissions.

$1,566	Total cash provided by continuing operations

The Company generally requires its foreign customers to prepay, obtain letters of credit or qualify for export credit insurance underwritten by third party credit insurance companies prior to making international shipments. Such prepayments, letters of credit and credit insurance are not obtained for orders from our Venezuelan customers, which may represent a material portion of customer receivables at any given time. Also, to mitigate the effects of currency fluctuations on the Company’s results of operations, the Company conducts all of its international transactions in US dollars.

The following table sets forth our total contractual cash obligations as of September 30, 2008:

		Payments Due by Period
		Less than
Contractual Cash Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Operating leases	$3,785	$716	$2,225	$783	$61
Purchase Commitments	5,190	5,190	—	—	—

Total contractual cash obligations	$8,975	$5,906	$2,225	$783	$61

Purchase commitments are for purchases made in the normal course of business to meet operational requirements, consisting primarily of raw materials and finished goods inventory. The Company expects to satisfy these commitments primarily from cash from the revenues generated by the delivery of backlogged orders.
CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
On an on-going basis, management evaluates its estimates and judgments, including those related to the net realizable value of inventories and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect the presentation of the Company’s financial condition and results of operations
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payment for products and services. The Company evaluates the collectability of customer receivables by considering the payment history and the financial stability of its customers. If the Company believes that an account receivable may not be collected, a charge is recorded. The Company maintains trade accounts receivable in both continuing and discontinued operations. At September 30, 2008 and 2007, the allowance for doubtful accounts related to trades accounts receivable from continuing operations was $39 and $40, respectively.
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company generally considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At September 30, 2008 and 2007, the inventory reserves were $84 and $551, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
Goodwill
The Company evaluates the fair value and recoverability of goodwill at least annually or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In determining fair value and recoverability, the Company makes projections regarding future cash flows. These projections are based on assumptions and estimates of growth rates for the terminals business segment, anticipated future economic conditions, the assignment of discount rates relative to risk associated with companies in similar industries and estimates of terminal values. An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount.

Income Taxes
The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Currently, the Company has significant deferred tax assets principally related to net operating losses. Deferred tax assets are reviewed regularly for recoverability and when necessary, valuation allowances are based on historical tax losses, projected future taxable income, and expected timing of reversals of existing temporary differences. Valuation allowances have been provided for all deferred tax assets, due to uncertainty in the realizability of such deferred tax assets. Future profitable operations and changes in the Company’s expectations could result in significant adjustments to the valuation allowances, which would significantly impact the Company’s net income.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The discussion of recently issued accounting pronouncements is hereby incorporated by reference from Item 8, notes to consolidated financial statements.
OUTLOOK
The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.
The Company expects to expend most of its market and product development resources on the M2M space, while continuing to capitalize on its favorable market position in the domestic security alarm market by virtue of its well-regarded TELGUARD offering. Due to uncertainties in international markets and pending new product introductions, the Company is unable to forecast results and resource allocations for FCT products.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of September 30, 2008.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Telular Corporation
We have audited the accompanying consolidated balance sheets of Telular Corporation as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 20 to the financial statements, the Company adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements effective October 1, 2006.
We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Telular Corporation’s internal control over financial reporting as of September 30, 2008, based on the criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 10, 2008 expressed an unqualified opinion thereon.
Chicago, Illinois
December 10, 2008

Ernst & Young LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Telular Corporation
We have audited Telular Corporation’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Telular Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Telular Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Telular Corporation as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 of Telular Corporation and our report dated December 10, 2008, expressed an unqualified opinion thereon.
Chicago, Illinois
December 10, 2008

Ernst & Young LLP

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$21,168	$10,254
Restricted cash	—	340
Trade accounts receivable, net	6,904	19,723
Inventories, net	10,007	3,500
Prepaid expenses and other current assets	1,023	108
Assets of discontinued operations	4,709	17,959

Total current assets	43,811	51,884

Property and equipment, net	2,016	1,391
Other assets:
Goodwill	2,043	2,043
Other	99	290

Total other assets	2,142	2,333

Total assets	$47,969	$55,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,701	$9,614
Accrued liabilities	4,286	4,366
Liabilities of discontinued operations	815	3,262

Total current liabilities	7,802	17,242

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 19,343,819 and 18,524,039 shares issued at September 30, 2008 and 2007, respectively	194	185
Additional paid-in capital	175,456	171,158
Deficit	(134,356)	(132,977)
Treasury stock, at cost; 383,207 and 0 shares at September 30, 2008 and 2007, respectively	(1,127)	—

Total stockholders’ equity	40,167	38,366

Total liabilities and stockholders’ equity	$47,969	$55,608

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year ended September 30,
	2008	2007	2006

Revenue
Net product sales	$45,933	$57,136	$34,562
Service revenue	20,221	17,371	11,144

Total revenue	66,154	74,507	45,706

Cost of sales
Net product cost of sales	31,805	40,539	26,175
Service cost of sales	9,817	9,169	5,937

Total cost of sales	41,622	49,708	32,112

Gross margin	24,532	24,799	13,594

Operating Expenses
Engineering and development expenses	5,171	6,930	3,935
Selling and marketing expenses	6,287	6,157	4,575
General and administrative expenses	7,283	6,114	6,101

Total operating expenses	18,741	19,201	14,611
Income (loss) from operations	5,791	5,598	(1,017)

Other income, net	310	27	373

Income (loss) from continuing operations before income taxes	6,101	5,625	(644)
Provision for income taxes	—	—	—

Income (loss) from continuing operations	6,101	5,625	(644)
Loss from discontinued operations, net of income taxes	(7,480)	(7,571)	(11,174)

Net loss	$(1,379)	$(1,946)	$(11,818)

Net income (loss) per common share:
Basic
Continuing operations	$0.32	$0.31	$(0.04)
Discontinued operations	$(0.39)	$(0.42)	$(0.66)

Net loss	$(0.07)	$(0.11)	$(0.70)

Diluted
Continuing operations	$0.32	$0.31	$(0.04)
Discontinued operations	$(0.39)	$(0.42)	$(0.66)

Net loss	$(0.07)	$(0.11)	$(0.70)

Weighted-average number of common shares outstanding:
Basic	19,145,132	18,211,553	16,903,487
Diluted	19,145,132	18,211,553	16,903,487
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock and Additional					Total
	Paid-In Capital			Treasury Stock		Stockholders’
	Amount	Shares	Deficit	Amount	Shares	Equity

Balance at September 30, 2005	$162,195	16,111	$(118,403)	$—	—	$43,792

Comprehensive income:
Net loss for the year ended September 30, 2006		—	(11,818)	—	—	(11,818)
Stock issued in connection with purchase of business unit	5,505	1,932	—	—	—	5,505
Cost associated with the sale of common stock in a private placement	(21)	—	—	—	—	(21)
Warrants issued to secure working capital loan	356	—	—	—	—	356
Stock based compensation expense	937	—	—	—	—	937
Stock options exercised	51	20	—	—	—	51
Stock issued in connection with services received	10	3	—	—	—	10

Balance at September 30, 2006	169,033	18,066	(130,221)	—	—	38,812

Cumulative effect of adjustments resulting from the adoption of SAB No. 108	—	—	(810)	—	—	(810)

Adjusted balance at October 1, 2006	169,033	18,066	(131,031)	—	—	38,002
Comprehensive income:
Net loss for the year ended September 30, 2007	—	—	(1,946)		—	(1,946)
Stock issued in connection with purchase of business unit	563	151	—	—	—	563
Stock based compensation expense	877	—	—	—	—	877
Stock options exercised	823	288	—	—	—	823
Restricted stock award	47	19	—	—	—	47

Balance at September 30, 2007	171,343	18,524	(132,977)	—	—	38,366

Comprehensive income:
Net loss for the year ended September 30, 2008	—	—	(1,379)	—	—	(1,379)
Stock based compensation expense	1,653	—	—	—	—	1,653
Stock options exercised	1,807	412	—	—	—	1,807
Warrants exercised	795	395	—	—	—	795
Restricted stock award	52	13	—	—	—	52
Treasury stock purchased	—	—	—	(1,127)	(383)	(1,127)

Balance at September 30, 2008	$175,650	19,344	$(134,356)	$(1,127)	(383)	$40,167

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended September 30,
	2008	2007	2006
Operating Activities:
Net loss	$(1,379)	$(1,946)	$(11,818)
Less loss from discontinued operations	(7,480)	(7,571)	(11,174)

Income (loss) from continuing operations	6,101	5,625	(644)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities
Depreciation	674	732	1,106
Loss on disposal of operating assets	9	60	37
Stock based compensation expense — stock options	1,653	877	937
Stock based compensation expense — restricted stock	52	47	—
Common stock issued for services	—	—	10
Changes in assets and liabilities, net of effects of acquisition:
Trade accounts receivable	12,819	(8,403)	(6,830)
Inventories	(6,507)	(1,023)	1,661
Prepaid expenses and other assets	(724)	181	182
Trade accounts payable	(6,913)	2,497	3,344
Accrued liabilities	(80)	973	(689)

Net cash provided by (used in) operating activities of continuing operations	7,084	1,566	(886)

Investing Activities:
Acquisition of property and equipment	(1,090)	(845)	(478)
Decrease (increase) in restricted cash	340	(340)	—
Proceeds from sale of marketable securities	—	—	12,075

Net cash (used in) provided by investing activities of continuing operations	(750)	(1,185)	11,597

Financing Activities:
Proceeds from working capital line of credit	—	5,737	10,065
Payments on working capital line of credit	—	(9,050)	(6,752)
Expenditures related to the issuance of common stock	—	—	(21)
Proceeds from the exercise of stock options	1,807	823	51
Proceeds from the exercise of warrants	795	—	—
Purchase of treasury stock, at cost	(1,127)	—	—

Net cash provided by (used in) financing activities of continuing operations	1,475	(2,490)	3,343

Cash Flows of Discontinued Operations:
Net cash provided by (used in) operating activities of discontinued operations	2,799	5,596	(16,781)
Net cash provided by (used in) investing activities of discontinued operations	306	(32)	(497)

Net cash provided by (used in) discontinued operations	3,105	5,564	(17,278)

Net increase (decrease) in cash and cash equivalents	10,914	3,455	(3,224)

Cash and cash equivalents, beginning of period	10,254	6,799	10,023

Cash and cash equivalents, end of period	$21,168	$10,254	$6,799

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (In Thousands, Except Share Data)
1. Description of Business
Telular Corporation (Telular or the Company) designs, develops, and distributes products and services that utilize wireless networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings take advantage of the pervasiveness and data transport capabilities of wireless networks in order to facilitate communications among people and machines. Oftentimes, the Company’s products and services replace the wireline network while providing the added flexibility of wireless connectivity.
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
Restricted Cash
Beginning in February 2003, the Venezuelan government imposed restrictions on the acquisition and payment of foreign currencies. On June 27, 2007, the Company entered into a Guaranty Agreement (the “Agreement”) with Digitel, one of its customers located in Venezuela. Under the Agreement, Digitel recognized its debt to the Company of $340 related to unpaid invoices and deposited $340 with the Company. The Agreement stipulated that the funds shall not be applied or used by the Company as total or partial payment of any unpaid invoices unless, within 180 days of the date of the Agreement, payment is not approved and made by the Venezuelan government. Under the Agreement, if such a payment on the unpaid invoice had been made before December 24, 2007, the Company would have been required to return the funds to Digitel.
During the first quarter of fiscal 2008, payment was received for $269 of the open invoices and the same amount of restricted cash was returned to Digitel. During the second quarter of fiscal 2008, the Company offset the remaining $71 of the restricted cash against unpaid invoices.
Financial Instruments
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The credit risks related to cash and cash equivalents are limited to the Company’s investments of cash in money market funds and the possibility that the per unit value of these funds may decline below $1.00. The Company regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments. At September 30, 2008, the Company had approximately 23% of its cash and cash equivalents invested in U.S. Treasury Reserves. Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising the Company’s customer base. For international sales, the Company generally receives payment in advance of shipment, irrevocable letters of credit that are confirmed by U.S. banks or purchases international credit insurance to reduce its credit risk. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
Inventories and Reserve for Obsolescence
Inventories are carried at the lower of cost or market and are charged to cost of sales based on first in, first out (FIFO) costing. The Company records a reserve for obsolete or excess inventory. The Company generally considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be in excess of needs. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies.
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
The Company reviews for impairment of other intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of other intangible assets by comparing the carrying amount of the intangible assets to future net undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a discounted future cash flow analysis. If one or more of the following indicators of impairment have occurred, the Company measures the impairment based on a projected discounted cash flow using a discount rate that incorporates the risk inherent in the cash.
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
In the first quarter of fiscal 2007, $563 of additional purchase price related to the purchase of the fixed wireless division of CSI was recorded as goodwill. The additional goodwill was also deemed to be impaired. Accordingly, the Company recorded a goodwill impairment charge of $563. The loss on goodwill impairment in fiscal 2007 and 2006 is included in the loss from discontinued operations in the accompanying consolidated statements of operations
Based upon its June 2008 goodwill impairment test, the Company determined that the goodwill of $2,043 was not impaired.
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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line methods over the assets’ useful lives ranging from 3 to 10 years. Depreciation expense was $674, $732 and $1,106 for 2008, 2007 and 2006, respectively.
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
Loss Per Share of Common Stock
Basic loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. Weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share was 19,145,132, 18,211,553, and 16,903,487 in 2008, 2007 and 2006, respectively.
The following stock options and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted loss per share for the years ended September 30:

	2008	2007	2006

Stock options	1,712,342	1,590,073	1,765,009
Warrants	2,523,425	3,020,848	3,020,848

	4,235,767	4,610,921	4,785,857

The weighted average exercise prices of the stock options for 2008, 2007 and 2006 were $4.85, $4.67 and $4.52, respectively.
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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
For the years ended September 30, 2008, 2007 and 2006, the Company valued stock options granted using the Black-Scholes valuation method using the following assumptions:

	2008	2007	2006

Volatility	70%	69% - 73%	73% - 75%
Expected term	4.0 yrs	4.0 yrs	4.5 yrs
Risk free interest rate	3.69% - 4.40%	4.61% - 4.96%	4.32% - 5.01%
Dividend yield	0.0%	0.0%	0.0%
The Company recognized stock-based compensation expense as follows for the years ended September 30:

	2008	2007	2006

Stock-based compensation:
Stock options	$1,653	$877	$937
Restricted stock	52	47	—

	$1,705	$924	$937

Fair Value of Financial Instruments
At September 30, 2008 and 2007, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities. The carrying values reported in the consolidated balance sheet for these financial instruments approximate their fair values.
Research and Development Costs
Research and development costs for the years ended September 30, 2008, 2007 and 2006, were $4,448, $6,076 and $2,636, respectively, and are included in engineering and development expense.
Shipping and Handling Costs
Shipping and handling costs of $326, $321, and $499 were included in cost of sales for the years ended September 30, 2008, 2007 and 2006, respectively.
Warranty
The Company provides warranty coverage for a period of 15 months on terminal products and 24 months on event monitoring products from the date of shipment. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
The following table is a summary of the Company’s accrued warranty obligation for continuing operations.

	September 30,
	2008	2007
Balance at the beginning of the period	$83	$90
Warranty expense during the period	334	439
Warranty payments made during the period	(321)	(446)

Balance at the end of the period	$96	$83

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
As described in Note 3, the amounts in the accompanying Consolidated Balance Sheets, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows have been restated to reflect the discontinuance of the FCP segment. Additionally, certain operating expenses and the increase in restricted cash have been reclassified in the prior years to be consistent with the current year presentation.
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141 (revised 2007) replaces SFAS No. 141, Business Combinations, and applies to all transactions or other events in which an entity obtains control of one or more businesses and combinations achieved without the transfer of consideration. This statement is effective for fiscal years beginning on or after December 15, 2008. We do not anticipate this pronouncement will have a significant impact on our results of operations or financial position.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for nongovernmental entities. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations or financial position.
3. Discontinued Operations
During July 2007, the Company formulated a plan to sell the net assets of its FCP segment and exit the cellular phone market. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, (SFAS 144), the Company designated the assets and liabilities of this segment as “held for sale”. The assets and liabilities in this disposal group were measured at the lower of their carrying value or fair value less cost to sell and were separately identified in the Consolidated Balance Sheets at September 30, 2007. During the third quarter of fiscal 2008, the Company determined it would be unable to secure a buyer of the FCP business unit. As a result, the Company made a strategic decision to abandon the FCP business effective June 30, 2008. The majority of the assets of the business have been disposed of. The remaining assets consist of trade accounts receivable of $4,583, inventory held for warranty purposes, which has been fully reserved for, and $126 of test equipment which the Company intends to sell at auction. The remaining assets and liabilities are separately identified in the Consolidated Balances Sheets at September 30, 2008.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
The following table summarizes certain operating data for discontinued operations for the years ended September 30:

	2008	2007	2006

Revenues	$7,544	$20,931	$47,394
Cost of sales	11,252	20,357	43,312
Total operating expenses	3,772	8,145	15,256

Loss from discontinued operations	$(7,480)	$(7,571)	$(11,174)

The following table summarizes the components of discontinued operations reported on the Consolidated Statements of Cash Flows for the years ended September 30:

	2008	2007	2006
Operating Activities:
Loss from discontinued operations	$(7,480)	$(7,571)	$(11,174)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation	—	718	690
Amortization	—	3,149	1,606
Intangible impairment loss	1,098	—	—
Goodwill impairment loss	—	563	4,045
Fixed asset impairment loss	613	—	—
Loss on disposal of assets	1,083	256	—
Changes in assets and liabilities:
Assets of discontinued operations	9,930	11,331	(14,529)
Liabilities of discontinued operations	(2,445)	(2,850)	2,581

Net cash provided by (used in) operating activities	2,799	5,596	(16,781)
Investing Activities:
Sale of property and equipment	306	—	—
Acquisition of property and equipment	—	(32)	(602)
Purchase of business	—	—	(3,895)
Decrease in restricted cash	—	—	4,000

Net cash provided by (used in) investing activities	306	(32)	(497)

Cash provided by (used in) discontinued operations	$3,105	$5,564	$(17,278)

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets as of September 30:

	2008	2007

Trade accounts receivable, net	$4,583	$9,962
Inventories, net	—	4,359
Prepaid expenses	—	101
Property and equipment, net	126	2,348
Intangible assets, net	—	1,098
Other assets	—	91

Total assets	$4,709	$17,959

Trade accounts payable	$149	$1,696
Accrued liabilities	666	1,566

Total liabilities	$815	$3,262

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

	September 30,
	2008	2007

Trade receivables	$6,943	$19,763
Less: allowance for doubtful accounts	(39)	(40)

	$6,904	$19,723

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
5. Inventories
Inventories consist of the following:

	September 30,
	2008	2007

Raw materials	$1,958	$915
Finished goods	8,133	3,136

	10,091	4,051
Less: reserve for obsolescence	(84)	(551)

	$10,007	$3,500

6. Property and Equipment
Property and equipment consists of the following:

	September 30,
	2008	2007

Furniture and fixtures	$85	$488
Computer equipment	1,967	2,426
Machinery and equipment	3,002	4,497
Leasehold improvements	363	324
Construction in progress and other	126	11

	5,543	7,746
Less accumulated depreciation	(3,527)	(6,355)

Property and equipment, net	$2,016	$1,391

7. Goodwill and Intangible Assets
Goodwill as of September 30, 2008 and 2007 is as follows:

Balance at September 30, 2006	$2,043
Additional goodwill — FCP	563
Impairment of goodwill — FCP	(563)

Balance at September 30, 2007	2,043
Additional goodwill	—
Impairment of goodwill	—

Balance at September 30, 2008	$2,043

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
All intangible assets are related to the FCP segment and are included in Assets of Discontinued Operations. The balances as of September 30, 2008 and 2007 are as follows:

	2008			2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Capitalized technology	$3,840	$(3,840)	$—	$3,840	$(3,240)	$600
Customer relationships	3,070	(3,070)	—	3,070	(2,671)	399
Other	293	(293)	—	293	(194)	99

Total intangible assets	$7,203	$(7,203)	$—	$7,203	$(6,105)	$1,098

In accordance with SFAS 144, the Company ceased amortizing the intangible assets related to the discontinued operations of the FCP segment that are held for sale. The $1,098 remaining net value of intangibles as of September 30, 2007, was written off as of June 30, 2008 as a result of the Company’s decision to abandon the FCP segment.
8. Accrued Liabilities
Accrued liabilities consists of the following:

	September 30,
	2008	2007

Payroll and benefits expense	$1,770	$1,621
Royalties	558	447
Other	1,958	2,298

	$4,286	$4,366

9. Line of Credit
On June 27, 2006, the Company entered into a two year Loan and Security Agreement (the Agreement) with Silicon Valley Bank (SVB). The Agreement provided for two borrowing facilities: a non-recourse accounts receivable purchase facility and a working capital line of credit secured by accounts receivable based upon eligible accounts receivable at 80% of their face value. Each component of the Agreement had a credit limit of $10,000 and the Agreement, in aggregate, had a credit limit of $15,000. Interest charged under the loan could vary from SVB’s prime rate to SVB’s prime rate plus 2%. As of September 30, 2007, the Company had no outstanding borrowings. This Agreement expired on June 27, 2008.
In connection with the Agreement, the Company issued 320,856 warrants to purchase the Company’s Common Stock. The warrants were immediately exercisable at $1.87 per share and were valued at $356 using the Black-Scholes pricing model. The value of the warrants was recorded as a loan origination fee and was amortized over the term of the Agreement. During the first quarter of fiscal 2008, SVB exercised all of their outstanding warrants in a cash-less transaction and were issued 218,641 shares of the Company’s Common Stock.
On September 23, 2008 the Company entered into a new two year Loan and Security Agreement (the New Agreement) with Silicon Valley Bank (SVB). The New Agreement provides for a $5,000 base facility and an accordion option that permits Telular to obtain an additional $5,000. Borrowings under the New Agreement are secured by all of the assets of Telular and will be based on the level of eligible accounts receivable. The Company has the option under the loan to have interest calculated on SVB’s prime rate (with a floor of 5%) up to a maximum of prime plus 0.5% or calculated on the current LIBOR rate up to a maximum of LIBOR plus 3%. As of September 30, 2008, the Company had no outstanding borrowings.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
In connection with the New Agreement, the Company recorded $49 as a loan origination fee which is being amortized over the term of the New Agreement.
10. Income Taxes
The Company did not record any U.S. federal or state income tax provision or benefit for fiscal year 2008, 2007 and 2006 due to the net operating loss generated in each year.
At September 30, 2008, the Company had net operating loss carryforwards of approximately $128,304 for income tax purposes that begin expiring in 2009.
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
The Company determined that there is a less than 50% likelihood that its research and development (R&D) tax credits would be sustained upon audit as the Company has not completed gathering the necessary documentation required by the taxing authority to substantiate the credit. The Company has classified $2,834 of the valuation allowance for deferred tax assets as a tax reserve for an uncertain tax position. This has no impact on the Company’s effective tax rate. The Company is in the process of gathering the necessary data to potentially support the R&D credit claimed.
The Company does not include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income. This policy did not change as a result of implementing FIN 48.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	September 30,
	2008	2007
Deferred tax assets:
Reserve for inventory obsolescence	$32	$552
Allowance for doubtful accounts	15	18
Fixed assets	150	—
Intangible assets	450	3,284
Research and development tax credits	2,834	2,834
Non-cash compensation	774	440
Net operating loss carryforwards	52,911	49,540
Accrued liabilities	216	376
Other	108	109

Total deferred tax assets	57,490	57,153
Less valuation allowance	57,490	57,153

Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance on the deferred tax assets due to the uncertainty of their realizability. The valuation allowance increased by $337 during fiscal 2008, due principally to the increase in the net operating loss carryforwards of $3,371, a decrease in intangible assets of $2,834, a decrease in the reserve for inventory obsolescence of $520, and an increase in non-cash compensation of $334.
The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of September 30, 2008, the Company is no longer subject to U.S. federal examination by taxing authorities for years prior to 2005. Income tax returns for fiscal years 2005, 2006 and 2007 are still open for examination. However, utilization of net operating loss carryforwards that were generated in years prior to 2005, may result in a prior tax year being open for IRS examination. The Company is subject to examination by the Franchise Tax Board and the Texas State Comptroller for fiscal years 2004 through 2007. The Company has concluded New York state audit for years 2004 through 2006. Tax years 2005 through 2008 remain open to examination by multiple state taxing jurisdictions.
Based on Internal Revenue Code Section 382, changes in the ownership of the Company may limit the utilization of net operating loss carryforwards of the Company.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
11. Commitments
The Company occupies certain facilities and rents certain equipment under various lease agreements expiring at various dates through February 28, 2015. Rent expense for continuing operations for the years ended September 30, 2008, 2007, and 2006 was $690, $751 and $915, respectively. Future minimum obligations for continuing operations under noncancelable operating leases are as follows:

Fiscal Year
2009	$716
2010	715
2011	750
2012	760
2013	535
Thereafter	309

$3,785

During fiscal 2006, the Company entered into an agreement with ACT Electronics, Inc. (ACT) under which ACT will provide fulfillment services and manufacture final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. As of September 30, 2008, the Company had $2,311 in open purchase commitments pursuant to this agreement.
During fiscal 2006, the Company entered into an agreement with Speedy-Tech Electronics Ltd. (Speedy) relating to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from Speedy against amounts owed to Speedy by the Company. As of September 30, 2008, the Company had $1,975 in open purchase commitments pursuant to this agreement.
12. Redeemable Preferred Stock and Preferred Stock
At September 30, 2008 and 2007, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.
13. Capital Stock and Stock Options
On September 2, 2005, the Company sold 2,650,000 shares of its Common Stock for $9,275 ($9,202 net of offering costs), in a private placement that was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D. The Company subsequently filed a registration statement on Form S-3 under the Securities Act of 1933, which was declared effective by the Securities and Exchange Commission on October 21, 2005. In addition to the Common Stock, the Company also issued Series A Warrants for a total of 1,324,996 shares of Common Stock at a strike price of $4.50 per share and Series B Warrants exercisable for a total of 1,324,996 shares of Common Stock at a strike price of $5.00 per share. Both the Series A and Series B Warrants vested six months from the closing date, expire on September 2, 2010 and are callable by the Company based on the performance of the Company’s Common Stock price. The Warrants were valued using the Black-Scholes pricing model. Of the net proceeds from the sale, $2,717 was allocated to the Series A Warrants and $2,594 was allocated to the Series B Warrants. During fiscal 2008, 176,567 of the Series A Warrants were exercised, leaving 1,148,429 outstanding.
On July 25, 2008, the Company’s Board approved a plan to repurchase up to $5,000 of the Company’s common stock on the open market. As of September 30, 2008, 383,207 shares were repurchased at a cost of $1,127.
In connection with a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells Fargo) entered into during fiscal year 2000 that was repaid on December 30, 2002, the Company issued warrants to Wells Fargo convertible into 50,000 shares of the Company’s Common Stock. The warrants, which remain outstanding, have a strike price of $16.29 per share and do not have an expiration date.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
The Company has a Stock Incentive Plan, a 2008 Employee Stock Incentive Plan, and a Non-employee Director Stock Incentive Plan (collectively the Plans). Under the Plans, options to purchase shares of Common Stock may be granted to all officers, employees and non-employee directors. Stock options have been granted at exercise prices as determined by the Compensation Committee of the Board of Directors to all officers, employees and non-employee directors of the Company pursuant to the Plans. These stock options vest immediately or over a period of up to three years. All stock options, if not exercised or terminated, expire either on the sixth or the tenth anniversary of the date of grant. In addition, the Plans provide for the issuance of Common Stock or Common Stock equivalents to employees for their work related performance.
The following table summarizes the number of Common Shares reserved and available for issuance under the Plans at September 30, 2008:

		Available
	Reserved	to Issue
Stock Incentive Plan	3,450,000	286,679
2008 Employee Stock Incentive Plan	500,000	500,000
Non-employee Director Stock Incentive Plan	500,000	77,701
Common stock issued to non-employees for services performed was 0 shares, 0 shares and 2,983 shares in 2008, 2007 and 2006, respectively. The Company issued restricted stock to its directors for their services of 13,165 shares, 18,482 shares and 0 shares in 2008, 2007 and 2006, respectively.
The following table displays all stock option activity as of September 30, 2008 including stock options granted under the Plans and the Stock Option Agreements.

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price
Outstanding at beginning of the year	1,590	$4.67	1,765	$4.52	1,719	$7.93
Granted	916	5.81	453	3.66	892	2.72
Exercised	(411)	4.39	(288)	2.86	(21)	2.47
Canceled	(383)	6.88	(340)	4.07	(825)	9.73

Outstanding at end of the year	1,712	$4.85	1,590	$4.67	1,765	$4.52

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
The following table summarizes information about options outstanding at September 30, 2008:

		Weighted-	Outstanding		Exercisable
		Average	Weighted-		Weighted-
	Outstanding as of	Remaining	Average	Exercisable as of	Average
Range of	September 30, 2008	Contractual	Exercise	September 30, 2008	Exercise
Exercise Prices	(000’s)	Life (in years)	Price	(000’s)	Price

$1.95 — 3.50	593	5.00	$2.96	248	$2.66
3.51 — 6.58	592	5.05	4.50	445	4.61
6.59 — 7.99	512	5.16	7.28	83	6.70
8.00 — 16.45	15	1.92	11.13	15	11.13

	1,712	5.04	$4.85	791	$4.34

14. Major Customers
For the year ended September 30, 2008, the Company derived approximately $28,868 (44%) of its total revenues from two customers located in the United States, and trade accounts receivable from these customers totaled $1,091 at September 30, 2008. For the years ended September 30, 2007 and 2006, the Company derived approximately $32,209 (43%), and $18,097 (40%), respectively, of its total revenues from one customer located in the United States. Trade accounts receivable from this customer totaled $9,453 at September 30, 2007.
15. Export Sales
The Company exports its products to three regions around the world: Central American/Latin American (CALA), Europe/ Africa (EA) and Asia/Middle East (AME). Export sales for the years ended September 30, 2008, 2007 and 2006 are summarized in the table below.

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2008 sales	$8,574	$677	$117	$9,368	$56,786	$66,154
Region’s sales as % of total export sales	91.52%	7.23%	1.25%	100.00%
Region’s sales as % of Total Company sales	12.96%	1.02%	0.18%	14.16%	85.84%	100.00%

Fiscal 2007 sales	$8,368	$1,126	$244	$9,738	$64,769	$74,507
Region’s sales as % of total export sales	85.92%	11.57%	2.51%	100.00%
Region’s sales as % of Total Company sales	11.23%	1.51%	0.33%	13.07%	86.93%	100.00%

Fiscal 2006 sales	$5,201	$1,728	$514	$7,443	$38,263	$45,706
Region’s sales as % of total export sales	69.88%	23.22%	6.90%	100.00%
Region’s sales as % of Total Company sales	11.38%	3.78%	1.12%	16.28%	83.72%	100.00%

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
17. Employee Benefit Plan
The Company sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of the Company. The Company may match employee contributions on a discretionary basis. There were no Company matches and therefore no amounts charged against operations related to the Company’s defined contribution plan for the years ended September 30, 2008, 2007 and 2006.
18. Supplemental Disclosures of Cash Flow Information

	For the Year ended September 30,
	2008	2007	2006
Supplemental disclosure of cash flow information:
Interest paid	$2	$107	$91

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to CSI in connection with acquisition - 1,931,745 shares	$—	$—	$5,505
Common stock issued to CSI in connection with the earn-out provisions of the Purchase Agreement - 150,990 shares	$—	$563	$—
Restricted common stock awarded as director compensation - 13,165 and 18,482 shares, respectively	$52	$47	$—
Increase in additional paid-in capital related to warrants issued to secure working capital line of credit - 320,856 warrants	$—	$—	$356

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
19. Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended September 30, 2008 and 2007.

	Three months ended,
	December 31	March 31	June 30	September 30
Fiscal year 2008
Total revenues	$19,726	$19,613	$15,312	$11,503
Gross margin	7,047	7,629	5,241	4,615
Income from continuing operations	2,247	2,485	644	725
Loss from discontinued operations	(565)	(2,178)	(4,737)	—
Net income (loss)	1,682	307	(4,093)	725
Basic income (loss) per common share:
Continuing operations	$0.12	$0.13	$0.03	$0.04
Discontinued operations	$(0.03)	$(0.11)	$(0.24)	$—
Net income (loss)	$0.09	$0.02	$(0.21)	$0.04
Diluted income (loss) per common share:
Continuing operations	$0.11	$0.13	$0.03	$0.04
Discontinued operations	$(0.03)	$(0.11)	$(0.24)	$—
Net income (loss)	$0.08	$0.02	$(0.21)	$0.04
Fiscal year 2007
Total revenues	$14,763	$16,890	$16,502	$26,352
Gross margin	5,005	5,332	5,597	8,865
Income from continuing operations	248	288	1,391	3,698
Loss from discontinued operations	(2,327)	(2,108)	(976)	(2,160)
Net income (loss)	(2,079)	(1,820)	415	1,538
Basic income (loss) per common share:
Continuing operations	$0.01	$0.02	$0.07	$0.20
Discontinued operations	$(0.13)	$(0.12)	$(0.05)	$(0.12)
Net income (loss)	$(0.12)	$(0.10)	$0.02	$0.08
Diluted income (loss) per common share:
Continuing operations	$0.01	$0.02	$0.07	$0.19
Discontinued operations	$(0.13)	$(0.12)	$(0.05)	$(0.11)
Net income (loss)	$(0.12)	$(0.10)	$0.02	$0.08
Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.
20. Cumulative Effect Adjustment to Retained Earnings
In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Financial Statements (SAB 108). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Specifically, SAB 108 requires that companies quantify errors using both a balance sheet (iron curtain) and income statement (rollover) approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. Prior practice allowed the evaluation of materiality on the basis of either the balance sheet or the income statement approach, but did not require both. In years prior to fiscal 2007, the Company recorded certain service revenues in the period in which they were invoiced, though they related to services yet to be performed and the Company recorded costs associated with providing those services in the period subsequent to when they were incurred. The Company believes that these revenues and costs were recorded in error. These errors were deemed to be immaterial prior to fiscal year 2007, but after applying the guidance under SAB 108, the cumulative effect of these errors was determined to be material to fiscal year 2007. In evaluating materiality and determining the appropriateness of applying SAB 108 to these errors, the Company considered materiality both qualitatively and quantitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99. As a result, an after-tax adjustment of $810 was made to decrease the opening balance of retained earnings as of October 1, 2006.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share Data)
21. Subsequent Events
On October 1, 2008, the Company announced the acquisition of SupplyNet Communications, Inc. (SupplyNet). The Company paid approximately $3,000 for all of the outstanding common stock of SupplyNet. SupplyNet provides label and branded tank monitoring solutions for petroleum logistics and chemical companies.
During October 2008, the assets of ACT Electronics, Inc. (ACT), one of the Company’s contract manufacturers (see Note 11), were purchased by Ayrshire Electronics, LLC (Ayrshire). Ayrshire continues to manufacture products for Telular under the original agreement executed with ACT.
PART III
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision-making regarding required disclosure. As of the end of the period covered by this report management carried out, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.
During the quarter ended September 30, 2008, there were no significant changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, using the criteria set forth by the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. That attestation report is included herein.
ITEM 9B. OTHER INFORMATION
None.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Election of Directors in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 3, 2009, which is incorporated herein.
The Directors’ names and occupations are listed in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 3, 2009. Names and information about executive officers are provided in Item 1 of this filing.
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
ITEM 11. EXECUTIVE COMPENSATION
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 3, 2009, which is incorporated herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 3, 2009, which is incorporated herein.
Further, for the information required by Item 201(d) of Regulation S-K, reference is made to the information contained under the caption “Option Exercise and Fiscal Year-End Option Values” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 3, 2009, which is incorporated herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Transactions in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 3, 2009, which is incorporated herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Independent Public Accountants in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 3, 2009, which is incorporated herein.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	The following financial statements are included in Part II, Item 8 of this Form 10-K.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of September 30, 2008 and 2007

Consolidated Statements of Operations for the years ended September 30, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2.	The following financial statement schedule, Schedule II — Valuation and Qualifying Accounts for the years ended September 30, 2008, 2007 and 2006 is filed as part of this report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this annual report.

Schedule II — Valuation and Qualifying Accounts

		Charged
	Balance at	to Costs		Charged			Balance at
	Beginning	and		to Other			End of
Description	of Period	Expenses		Accounts	Deductions		Period

Period Ended September 30, 2008
Accumulated amortization of intangible assets	$6,105	$1,098	(1)	$—	$(7,203	)(2)	$—
Valuation allowance of deferred tax asset	57,153	337	(3)	—	—		57,490
Reserve for inventory obsolescence	551	19		—	(486	)(4)	84
Allowance for doubtful accounts	40	61		—	(62	)(5)	39

Period Ended September 30, 2007
Accumulated amortization of intangible assets	$2,956	$3,149	(1)	$—	$—		$6,105
Valuation allowance of deferred tax asset	55,822	1,331	(3)	—	—		57,153
Reserve for inventory obsolescence	922	328		—	(699	)(4)	551
Allowance for doubtful accounts	185	(54)	(6)	—	(91	)(5)	40

Period Ended September 30, 2006
Accumulated amortization of intangible assets	$1,350	$1,606	(1)	$—	$—		$2,956
Valuation allowance of deferred tax asset	51,268	4,554	(3)	—	—		55,822
Reserve for inventory obsolescence	2,285	245		—	(1,608	)(4)	922
Allowance for doubtful accounts	95	90		—	—		185

(1)	Amortization of intangibles includes impairment charges. All charges are included in loss from discontinued operations.

(2)	Intangible assets related to the discontinued operations were written-off when that business unit was abandoned during the third quarter of fiscal 2008.

(3)	Amount represents the change in the valuation amount for deferred taxes due principally to the origination and utilization of net operating loss carryforwards. The valuation amount reflects the net tax effects of temporary differences between the carry amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(4)	Inventory disposed.

(5)	Accounts receivable written-off.

(6)	Reversal of previously charged expense for the allowance for doubtful accounts.
3.	Exhibits

Number	Description	Reference
3.1	Certificate of Incorporation	Filed as Exhibit 3.1 to Registration Statement No. 33-72096 (the Registration Statement)

3.2	Amendment No. 1 to Certificate of Incorporation	Filed as Exhibit 3.2 to the Registration Statement

3.3	Amendment No. 2 to Certificate of Incorporation	Filed as Exhibit 3.3 to the Registration Statement

3.4	Amendment No. 3 to Certificate of Incorporation	Filed as Exhibit 3.4 to Form 10-Q filed February 16, 1999

3.5	Amendment No.4 to Certificate of Incorporation	Filed as Exhibit 3.5 to Form 10-Q filed February 16, 1999

3.6	By-Laws	Filed as Exhibit 3.4 to the Registration Statement

4.1	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock	Filed as Exhibit 99.2 Form 8-K filed April 25, 1997

10.1	Nonqualified Stock Option Agreement, dated as of October 31, 2000, by and between the Company and Larry J. Ford	Filed as Exhibit 4.9 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.2	Nonqualified Stock Option Agreement, dated as of October 26, 1999, by and between the Company and Larry J. Ford	Filed as Exhibit 4.10 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.3	Nonqualified Stock Option Agreement, dated as of October 31, 2000, by and between the Company and John E. Berndt	Filed as Exhibit 4.15 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.4	Nonqualified Stock Option Agreement, dated as of October 26, 1999, by and between the Company and John E. Berndt	Filed as Exhibit 4.16 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

Number	Description	Reference
10.5	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and John E. Berndt	Filed as Exhibit 10.41 to Form 10-K filed December 21, 2001

10.6	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and Larry J. Ford	Filed as Exhibit 10.42 to Form 10-K filed December 21, 2001

10.7	Telular Corporation Non-employee Directors’ Stock Incentive Plan	Filed as Exhibit 10.22 to Form 10-Q filed February 14, 2003

10.8	Amendment to Warrants dated November 11, 2007	Filed as Exhibit 10.1 to Form 8-K Filed on November 15, 2007

10.9	Second Amended and Restated Employment Agreement with Michael J. Boyle dated December 7, 2007	Filed as Exhibit 10.1 to Form 8-K filed December 6, 2007

10.10	Employment Agreement with Joseph A. Beatty dated December 14, 2007	Filed as Exhibit 10.1 to Form 8-K filed December 19, 2007

10.11	Retention and Severance Agreement with Jonathan M. Charak dated March 17, 2008	Filed as Exhibit 10.1 to Form 8-K filed on March 19, 2008

10.12	Retention and Severance Agreement with George S. Brody dated July 29, 2008	Filed as Exhibit 10.1 to Form 8-K Filed on August 4, 2008

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

99	Cautionary Statements	Furnished herewith

(1)	Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation
Date: December 15, 2008	By:	/s/ JOSEPH A. BEATTY
Joseph A. Beatty
President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH A. BEATTY	President, Chief Executive Officer and Director	December 15, 2008
Joseph A. Beatty

/s/ JONATHAN M. CHARAK	Senior Vice President,	December 15, 2008
Jonathan M. Charak	Chief Financial Officer and Secretary

/s/ ROBERT L. DEERING Robert L. Deering	Chief Accounting Officer	December 15, 2008

/s/ JOHN E. BERNDT John E. Berndt	Chairman of the Board	December 15, 2008

/s/ LAWRENCE S. BARKER Lawrence S. Barker	Director	December 15, 2008

/s/ BETSY J. BERNARD Betsy J. Bernard	Director	December 15, 2008

/s/ BRIAN J. CLUCAS Brian J. Clucas	Director	December 15, 2008

/s/ LARRY J. FORD Larry J. Ford	Director	December 15, 2008

/s/ M. BRIAN MCCARTHY	Director	December 15, 2008
M. Brian McCarthy

Exhibit Index

Number	Description	Reference

21	Subsidiaries of Registrant	Filed herewith

23	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

99	Cautionary Statements	Furnished herewith