Form 10-Q
period 2008-12-31
TELULAR CORP
filed 2009-02-09
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2008
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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01, as of January 31, 2009, the latest practicable date, was 18,355,076 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,	September 30,
	2008	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$19,258	$21,168
Trade accounts receivable, net	6,175	6,904
Inventories, net	10,034	10,007
Prepaid expenses and other current assets	735	1,023
Assets of discontinued operations	2,694	4,709

Total current assets	38,896	43,811

Property and equipment, net	2,082	2,016
Other assets:
Goodwill	2,847	2,043
Intangible assets	1,550	—
Other	65	99

Total other assets	4,462	2,142

Total assets	$45,440	$47,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,069	$2,701
Accrued liabilities	2,835	4,286
Liabilities of discontinued operations	388	815

Total current liabilities	5,292	7,802

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 19,343,819 issued at December 31, 2008 and September 30, 2008	194	194
Additional paid-in capital	176,195	175,456
Accumulated deficit	(134,239)	(134,356)
Treasury stock, at cost; 988,743 and 383,207 shares at December 31, 2008 and September 30, 2008, respectively	(2,002)	(1,127)

Total stockholders’ equity	40,148	40,167

Total liabilities and stockholders’ equity	$45,440	$47,969

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended December 31,
	2008	2007

Revenue
Net product sales	$5,660	$14,330
Service revenue	5,115	5,396

Total revenue	10,775	19,726

Cost of sales
Net product cost of sales	3,959	9,783
Service cost of sales	2,358	2,896

Total cost of sales	6,317	12,679

Gross margin	4,458	7,047

Operating Expenses
Engineering and development expenses	1,248	1,367
Selling and marketing expenses	1,408	1,546
General and administrative expenses	1,706	1,894
Amortization expense	70	—

Total operating expenses	4,432	4,807

Income from operations	26	2,240
Other income, net	91	7

Income from continuing operations before income taxes	117	2,247
Provision for income taxes	—	—

Income from continuing operations	117	2,247
Loss from discontinued operations, net of income taxes	—	(565)

Net income	$117	$1,682

Income (loss) per common share:
Basic
Continuing operations	$0.01	$0.12
Discontinued operations	$—	$(0.03)

Net income (loss)	$0.01	$0.09

Diluted
Continuing operations	$0.01	$0.11
Discontinued operations	$—	$(0.03)

Net income (loss)	$0.01	$0.08

Weighted average number of common shares outstanding
Basic	18,768,494	18,964,356
Diluted	18,773,967	20,197,403
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Common Stock and					Total
	Additional Paid-In Capital		Accumulated	Treasury Stock		Stockholders’
	Amount	Shares	Deficit	Amount	Shares	Equity

Balance at September 30, 2008	$175,650	19,344	$(134,356)	$(1,127)	(383)	$40,167

Comprehensive income:
Net income for period from October 1, 2008 to December 31, 2008	—	—	117	—	—	117
Stock based compensation expense	512	—	—	—	—	512
Restricted stock units awarded	227	—	—	—	—	227
Treasury stock purchased	—	—	—	(875)	(606)	(875)

Balance at December 31, 2008	$176,389	19,344	$(134,239)	$(2,002)	(989)	$40,148

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2008	2007
Operating Activities:
Net income	$117	$1,682
Less loss from discontinued operations	—	(565)

Income from continuing operations	117	2,247
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	199	144
Amortization	70	—
Stock based compensation expense — stock options	512	478
Stock based compensation expense — restricted stock units	39	—
Loss on disposal of operating assets	—	45
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	1,782	2,837
Inventories	425	(5,389)
Prepaid expenses and other assets	545	(254)
Trade accounts payable	(1,396)	(3,911)
Accrued liabilities	(1,583)	(90)

Net cash provided by (used in) operating activities of continuing operations	710	(3,893)

Investing Activities:
Acquisition of property and equipment	(231)	(88)
Decrease in restricted cash	—	269
Purchase of business	(2,179)	—

Net cash (used in) provided by investing activities of continuing operations	(2,410)	181

Financing Activities:
Proceeds from the exercise of stock options	—	1,295
Proceeds from the exercise of warrants	—	795
Payment of notes payable	(923)	—
Purchases of treasury stock, at cost	(875)	—

Net cash (used in) provided by financing activities of continuing operations	(1,798)	2,090

Cash Flows of Discontinued Operations
Net cash provided by operating activities of discontinued operations	1,494	644
Net cash provided by investing activities of discontinued operations	94	306

Net cash provided by discontinued operations	1,588	950

Net decrease in cash and cash equivalents	(1,910)	(672)

Cash and cash equivalents, beginning of period	21,168	10,254

Cash and cash equivalents, end of period	$19,258	$9,582

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited, in thousands, except share data)
1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2009. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

2.	Summary of Significant Accounting Policies

Income Taxes

Telular Corporation (“ The Company”) utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance if, based upon management’s estimates, it is more likely than not, that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

Earnings Per Share

Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share was as follows for the three months ended December 31:

	2008	2007

Basic	18,768,494	18,964,356
Diluted	18,773,967	20,197,403

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited, in thousands, except share data)
The following stock options and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share for the three months ended December 31:

	2008	2007

Stock options	2,140,008	521,500
Warrants	2,523,425	50,000

	4,663,433	571,500

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

On November 4, 2008, the Company awarded 445,000 stock options to officers and employees, valued at $662, and issued 152,349 restricted stock units to all outside directors, valued at $227. The stock options will vest over a three year period and the restricted stock units will vest on September 30, 2009, but will only convert to stock upon either a change in control of the Company or a director’s termination from the Company’s Board of Directors. Both awards were based on the price of the Company’s common stock on the date of issuance. The cost of these awards will be taken as a charge to operating expenses on a pro-rata basis over the vesting periods.

The Company recognized stock-based compensation expense as follows for the three months ended December 31:

	2008	2007

Stock based compensation:
Stock options	$512	$478
Restricted stock units	39	—

	$551	$478

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited, in thousands, except share data)
3.	Business Combination

On October 1, 2008, the Company acquired all of the outstanding common stock of SupplyNet Communications (“SupplyNet”). SupplyNet provides private label and branded tank monitoring solutions. Pursuant to the Merger Agreement, the preliminary aggregate purchase price was $2,179 which consisted of: $964 in cash paid directly to shareholders of SupplyNet; $851 temporary loan from the Company, which was forgiven; $290 of assumed liabilities and,$74 in direct costs related to the acquisition. Depending on future performance, the Company may be obligated to pay up to $2,750 pursuant to earn-out provisions contained in the Merger Agreement. Any future payments made pursuant to the earn-out provision will be recorded as additional goodwill. The purchase has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. The Company’s Statements of Operations for the three months ended December 31, 2008 include the results of operations for the purchased assets and liabilities since October 1, 2008.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Accounts receivable	$1,053
Inventories, net	452
Prepaid expenses and deposits	35
Property and equipment, net	34
Customer relationships	1,230
Developed technology	320
Tradename	70
Goodwill	804

Total assets acquired	3,998

Accounts payable	764
Accrued liabilities	52
Deferred revenue	80
Notes payable	923

Total liabilities assumed	1,819

Net assets acquired	$2,179

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited, in thousands, except share data)
The following summarized unaudited pro forma financial information for the three months ended December 31, 2007, assumes the acquisition occurred as of October 1, 2007:

Net revenues	$21,789
Net income	1,660
Basic income per common share	$0.09
Diluted income per common share	$0.08
The pro forma results include adjustments for deferred revenue, depreciation of property and equipment acquired, amortization of intangibles acquired and reduces interest income as a result of the cash paid for the acquisition. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on October 1, 2007, nor are they necessarily indicative of future consolidated results of operations.

4.	Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	December 31,	September 30,
	2008	2008
	(unaudited)

Trade receivables	$6,225	$6,943
Less: allowance for doubtful accounts	(50)	(39)

	$6,175	$6,904

5.	Inventories

Inventories consist of the following:

	December 31,	September 30,
	2008	2008
	(unaudited)

Raw materials	$2,267	$1,958
Finished goods	8,014	8,133

	10,281	10,091
Less: reserve for obsolescence	(247)	(84)

	$10,034	$10,007

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited, in thousands, except share data)
6.	Goodwill and Intangible Assets

Goodwill as of December 31, and September 30, 2008 is as follows:

Balance at September 30, 2008	$2,043
Additional goodwill — SupplyNet	804

Balance at December 31, 2008	$2,847

All intangible assets are related to the acquisition of SupplyNet Communications. The balances as of December 31, and September 30, 2008 are as follows:

	2009			2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Customer relationships	$1,230	$(45)	$1,185	$—	$—	$—
Developed technology	320	(16)	304	—	—	—
Tradename	70	(9)	61	—	—	—

Total intangible assets	$1,620	$(70)	$1,550	$—	$—	$—

7.	Income Taxes

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

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of October 1, 2008, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2005. Income tax returns for fiscal years 2005, 2006 and 2007 are still open for examination. However, utilization of net operating loss carryforwards that were generated in years prior to 2005 may result in a prior tax year being open for IRS examination. The Company is subject to examination by the California Franchise Tax Board and the Texas State Comptroller for fiscal years 2004 through 2007. The Company has concluded New York state audits for years 2004 through 2006 and Illinois state audits for years 2005 and 2006. Tax years 2005 through 2008 remain open to examination by multiple state taxing jurisdictions.

Based on Internal Revenue Code Section 382, changes in the ownership of the Company may limit the utilization of net operating loss carryforwards of the Company. The Company has determined, as of December 31, 2008, that there are no limitations on the utilization of its net operating loss carryforwards. The Company has not recorded a tax provision for the first quarter of fiscal 2009 because it utilized its net operating loss carryforwards and certain alternative minimum tax exemptions to reduce taxable income to $0.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited, in thousands, except share data)
8.	Commitments

On April 28, 2006, the Company entered into an agreement with ACT Electronics, Inc. (“ACT”) under which ACT will provide fulfillment services and manufacture final assemblies of certain of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to it from ACT against amounts owed to ACT by the Company. During October 2008, the assets of ACT were purchased by Ayrshire Electronics, LLC (“Ayrshire”). Ayrshire continues to manufacture products for the Company under the original agreement with ACT. As of December 31, 2008, the Company had $1,312 in open purchase commitments pursuant to this agreement.

On September 11, 2006, the Company entered into an agreement with Speedy-Tech Electronics Ltd. (“Speedy”) relating to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from Speedy against amounts owed to Speedy by the Company. As of December 31, 2008, the Company had $1,549 in open purchase commitments pursuant to this agreement.

During the first quarter for fiscal 2009, the Company began negotiating with Creation Technologies Wisconsin Inc. (“Creation”) for Creation to become another provider to the Company of electronic manufacturing services. On January 5, 2009, the Company entered into an agreement with Creation under which Creation will provide fulfillment services and manufacture final assemblies of certain of the Company’s products. Either party may terminate the agreement upon six months prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to it from Creation against amounts owed to Creation by the Company. As of December 31, 2008, the Company had $571 in open purchase commitments with Creation.

9.	Major Customers

For the three months ended December 31, 2008 and 2007, the Company derived approximately $4,817 (45%) and $9,612 (49%), respectively, of its total revenues from two customers located in the United States. Trade accounts receivable from these customers totaled $1,618 at December 31, 2008 and $1,091 at September 30, 2008.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited, in thousands, except share data)
10.	Export Sales
The Company exports its products to three regions around the world: Central America / Latin America (“CALA”), Europe / Africa (“EA”) and Asia / Middle East (“AME”). Export sales are summarized in the tables below for the three months ended December 31:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2009 sales	$189	$161	$29	$379	$10,396	$10,775
Region’s sales as % of total export sales	49.87%	42.48%	7.65%	100.00%
Region’s sales as % of Total Company sales	1.75%	1.50%	0.27%	3.52%	96.48%	100.00%

Fiscal 2008 sales	$2,303	$206	$9	$2,518	$17,208	$19,726
Region’s sales as % of total export sales	91.46%	8.18%	0.36%	100.00%
Region’s sales as % of Total Company sales	11.67%	1.04%	0.05%	12.76%	87.24%	100.00%
11.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2008	2007
Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock units awarded as director compensation - 152,349 and 0 shares, respectively	$227	$—
12.	Discontinued Operations
During July 2007, the Company formulated a plan to sell the net assets of its Fixed Cellular Phone (“FCP”) segment and exit the cellular phone market. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company designated the assets and liabilities of this segment as “held for sale”. The assets and liabilities in this disposal group were measured at the lower of their carrying value or fair value less cost to sell and were separately identified in the Consolidated Balance Sheets at September 30, 2007. During the third quarter of fiscal 2008, the Company determined it would be unable to secure a buyer of the FCP business unit. As a result, the Company made a strategic decision to abandon the FCP business effective June 30, 2008. The Company disposed of the majority of the assets and liabilities of the business. The remaining assets consist of trade accounts receivable in the amount of $2,694 and the remaining liabilities consist of $388 for accrued warranty, freight and storage expenses. The remaining assets and liabilities are separately identified in the Consolidated Balances Sheets of December 31, 2008. All income and expense activity for the fiscal quarter ended December 31, 2008 has been included in income from continuing operations.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited, in thousands, except share data)
The following table summarizes certain operating data for discontinued operations for the three months ended December 31:

	2008	2007

Revenues	$—	$3,469
Cost of sales	—	3,470
Total operating expenses	—	564

Loss from discontinued operations	$—	$(565)

The following table summarizes the components of discontinued operations reported in the Consolidated Statements of Cash Flows for the three months ended December 31:

	2008	2007
Operating Activities:
Loss from discontinued operations	$—	$(565)
Adjustments to reconcile loss to net cash provided by operating activities:
Loss on disposal of fixed assets	32	318
Changes in assets and liabilities:
Assets of discontinued operations	1,889	2,241
Liabilities of discontinued operations	(427)	(1,350)

Net cash provided by operating activities	1,494	644
Investing Activities:
Sale of property and equipment	94	306

Net cash provided by investing activities	94	306

Cash provided by discontinued operations	$1,588	$950

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited, in thousands, except share data)
The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets:

	December 31,	September 30,
	2008	2008

Trade accounts receivable, net	$2,694	$4,583
Equipment, net	—	126

Total assets	$2,694	$4,709

Trade accounts payable	$—	$149
Accrued liabilities	388	666

Total liabilities	$388	$815

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
Introduction
Telular Corporation (“Telular” or “the Company”) designs, develops, and distributes products and services that utilize wireless networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings take advantage of the pervasiveness and data transport capabilities of wireless phone networks in order to replace functionality historically provided by wireline communications networks. Bridging the gap between traditional, wireline equipment and wireless phone networks, the Company’s products and services replace the wireline network while providing the added flexibility and security of wireless connectivity.
The Company generates most of its revenue by designing, producing and selling products and through the delivery of machine-to-machine (“M2M”) and event monitoring services, such as its TELGUARD and TankLink services, which are delivered via certain of the Company’s terminal products. In addition, the Company distributes its standalone Fixed Cellular Terminal (“FCT”) products in Latin America and the United States. Telular recognizes revenue when its products ship from various manufacturing locations to customers and when services are performed.
The Company’s operating expense levels are based in large part on expectations of future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company’s operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Cautionary Statements that are set forth in Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
The market for the Company’s products is primarily in North and South America and consists of a number of vertical applications. The Telguard and TankLink lines of business combine a specialty terminal product with an ongoing service component to monitor alarm systems and the level of fluid in tanks. Telular’s PHONECELL FCTs are electronic communications devices which provide users voice, fax and internet capabilities over commercial wireless networks. The FCT market is addressed primarily through indirect channels consisting of distributors, representatives and agents along with in-house sales and customer support teams. A direct sales model is utilized for certain large customers.
The Company believes that its future success depends on its ability to continue to meet customers’ needs through product and service innovation, particularly the creation of event monitoring services that can be sold with products.
Telular’s engineering team continues to develop M2M hardware products and software systems and to expand the TELGUARD digital product portfolio by addressing the growing demand and technology changes in the electronics security market. The Company has designed and developed the TELGUARD DIGITAL TG-11 model for certain vendor panels in the security industry. Similarly, the Company is enhancing and expanding the specialty communications products associated with its TankLink service in order to better serve customer demand in that market. In addition, Telular completed development of the SX6 and SX7 terminal products during fiscal 2008 and in the early part of fiscal 2009, which carry voice, data, and fax services over 2G and 3G wireless networks. The Company is also devoting resources in marketing and engineering to research, specify and develop products and services for additional event monitoring applications outside of the security industry.
Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China and the United States make and test all the Company’s hardware products.
The Fixed Cellular industry consists of domestic and international equipment companies, including Ericsson Radio Systems AB, Huawei Technologies Co., Ltd., LG Electronics, ZTE Corporation, Axesstel, Inc., Honeywell International Inc., Tyco International Ltd. and Numerex Corporation.

Results of Operations
First quarter fiscal year 2009 compared to first quarter fiscal year 2008
Revenues and Cost of Sales

			Change
	2009	2008	Amount	Percentage
Net product sales
Monitoring Equipment	$3,789	$10,135	$(6,346)	-63%
Terminal	1,871	4,195	(2,324)	-55%

Total product revenues	5,660	14,330	(8,670)	-61%
Service revenues	5,115	5,396	(281)	-5%

Total revenues	10,775	19,726	(8,951)	-45%

Cost of sales
Products	3,959	9,783	(5,824)	-60%
Services	2,358	2,896	(538)	-19%

	6,317	12,679	(6,362)	-50%

Gross margin	$4,458	$7,047	$(2,589)

Revenues
Product revenues decreased 61% primarily due to the decreased sales of our Telguard monitoring equipment as a result of lower, relative customer demand. Demand for these products during the first quarter of fiscal 2008 was heightened by an FCC mandated transition from analog to digital cellular service. In addition, certain of our Terminal distributors in Central American Latin American (“CALA”) region reduced their existing inventory during the quarter, resulting in decreased purchases.
Service revenues decreased 5% due to a reduction in the number of monitoring units placed in service during the quarter. Despite activating 23,000 new subscribers during the period, the Company experienced an unexpected reduction of existing subscribers in excess of that amount as a result of one major dealer cleansing its customer database to eliminate inactive subscribers.
Cost of Sales
The decrease in cost of sales of 50% in the first quarter of fiscal 2009 when compared to the same period of fiscal 2008 reflects the lower sales volumes. Gross margin, as a percentage of sales, was 41% for the first quarter of fiscal 2009 as compared to 36% for the same period last year. Service revenue, as a percentage of total revenues, was 47% for the three months ended December 31, 2008, compared 27% for the same period of fiscal 2008. This resulted in the increase in total margin because service revenue has a lower cost of sales than products.

Operating Expenses

			Change		% of Revenues
	2009	2008	Amount	Percentage	2009	2008

Engineering and development	$1,248	$1,367	$(119)	-9%	11%	7%
Selling and marketing	1,408	1,546	(138)	-9%	13%	8%
General and administrative	1,706	1,894	(188)	-10%	16%	10%
Amortization	70	—	70	>100%	1%	0%

	$4,432	$4,807	$(375)		41%	25%

Engineering and Development
The decrease of 9% was primarily due to decreased professional fees of $46, as a result of utilizing fewer consultants, reduced travel costs of $50 and a decrease in engineering materials and supplies of $23.
Selling and Marketing
The decrease in selling and marketing of 9% was primarily due to $350 decrease in agent commission offset by an increase in payroll related expenses of $212, of which, $80 was an increase in non-cash compensation and the remaining $132 was an increase in salaries, taxes and benefits. The decrease in agent commissions was due to the lower sales volume. The increase in salaries was to due to additional marketing personnel hired during fiscal year 2008.
General and Administrative (G&A)
The decrease of 10% was primarily due to a $138 decrease in payroll related expenses, a $30 decrease in bank and credit card fees, a $25 decrease in professional fees and a $20 decrease in travel expenses, offset by an increase in proxy solicitation costs of $25 related to the recently settled proxy contest. The decrease to payroll expenses relates to a decrease in non-cash compensation of $54 and an $83 decrease in bonus expense.
Other Income
Other income for the three months ended December 31, 2008 increased $84 to $91 from $7 for the same period of fiscal 2008. The increase was primarily due to an increase of $16 of interest income, a reduction of miscellaneous business taxes of $60 and $15 for decrease in various miscellaneous expenses.
Income Taxes
The Company recorded no income tax provision for the three months ended December 31, 2008 because the Company was able to utilize its net operating loss carrforward to offset taxable income.

Liquidity
Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On December 31, 2008, the Company had $19,258 of unrestricted cash and cash equivalents and a working capital surplus of $33,604. Based upon its current operating plan, the Company believes its existing capital resources, including the line of credit with Silicon Valley Bank, will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the volatility of demand in certain of the developing markets targeted by the Company. The Company expects to maintain levels of cash reserves which are required to undertake major product development initiatives and to qualify for large sales opportunities.
Cash From operations
The Company generated $710 of cash from operations during the first three months of fiscal year 2009 compared to cash used of $3,893 during the same period of fiscal year 2008. The components of cash generated for the first three months of fiscal 2009 are as follows:

$1,782
The decrease in trade accounts receivable is due primarily to the collection during the period of balances outstanding on September 30, 2008 and timely customer payments on sales made during the three month period.

425	The decrease in inventory reflects the Company overall inventory strategy; to sell from existing inventory while reducing production levels to augment the reduction in sales levels.
(1,396)	Trade accounts payable primarily consists of amounts due to Telular’s contract manufacturers. The decrease in trade accounts payble is consistent with the Company’s strategy to reduce production in response to reduced sales levels.
(1,583)
The decrease in accrued liabilities was primarily due to payments for bonuses, royalties and co-op advertising and the reduction in liability balances related to reduced sales volumes such as agent commissions and certain operating expenses.

820	Non-cash expenses: $551 from stock based compensation; $199 depreciation expense; $70 amortization expense.
545	Net cash provided by other working capital items.
117	Income from continuing operations; cash provided.

$710	Total cash provided by continuing operations

Cash Used in Investing Activities
Investing activities used $2,410 of cash for the first three months of fiscal 2009 primarily from the acquisition of SupplyNet Communications for $2,179 and from the purchase of equipment of $231. This compares to cash provided by investing activities of $181, primarily from the release of restricted cash, for the same period of fiscal 2008.
Cash Used in Financing Activities
The decrease in cash from financing activities of $1,798 in the first three months of fiscal 2009 is due to the Company’s payment of notes payable of $923, which were acquired in the SupplyNet purchase and the repurchase of its common stock on the open market of $875. Cash of $2,090 was provided by financing activities in the first three months of fiscal year 2008 as a result of the exercise of stock options and warrants.
Cash Flows of Discontinued Operations
The increase in cash from discontinued operations of $1,588 was due to the collections of trade accounts receivable of $1,494 and $94 from the sale of the remaining fixed assets.

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
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2008, and September 30, 2008, the inventory reserves for continuing operations were $247 and $84, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
Goodwill and Intangible Assets
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
The Company reviews for the impairment of other intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of other intangible assets by comparing the carrying amount of the intangible asset to future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets calculated using a discounted future cash flow analysis.
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

The words “estimate”, “project”, “intend”, “expect”, “believe”, “target” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management’s Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. The Company is not obligated to and expressly disclaims any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Other risks and uncertainties are discussed in Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 which is hereby incorporated by reference.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposure from the exposures described in its Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
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
During the quarter ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15,which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 4T. CONTROLS AND PROCEDURES
Not applicable.
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
Item 1A. RISK FACTORS
Current economic conditions may adversely impact demand for our products, reduce access to credit and cause our customers and others with which we do business to suffer financial hardship, all of which could adversely impact our business, results of operations, financial condition and cash flows.
Worldwide economic conditions have recently deteriorated significantly in many countries and regions, including the United States, and may remain depressed for the foreseeable future. Our sales are impacted by discretionary spending by our customers, which is affected by many factors, including, among others, general business conditions, interest rates, inflation, consumer debt levels, the availability of consumer credit, currency exchange rates, taxation, electricity power rates, gasoline prices, unemployment trends and other matters that influence consumer confidence and spending. Many of these factors are outside of our control. Our customers’ purchases of discretionary items, including our products, could decline during periods when disposable income is lower, when prices increase in response to rising costs, or in periods of actual or perceived unfavorable economic conditions.

In addition, economic conditions, including decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers, logistics and other service providers. In addition, the ability of these third parties to overcome these difficulties may increase. If third parties on whom we rely for goods or services are unable to overcome difficulties resulting from the deterioration in worldwide economic conditions and provide us with the goods and services we need, our business, results of operations, financial condition and cash flows could be adversely affected.
The decline in the U.S. housing market has negatively impacted sales and profitability of the Company’s Telguard products and services and may continue to do so in the near future. Consumers often purchase security systems and associated cellular alarm communicators, such as Telguard, when they are moving into a new residence. As a result, a slowdown in the housing sector has and could continue to cause declines in purchases of Telguard products and services. In addition, increases in foreclosures could cause current subscribers to our Telguard products and services to terminate their services. If general economic conditions continue to deteriorate or the current recession and financial crisis deepens, current users of our security products may choose to eliminate the protection offered by Telguard services as they reduce or eliminate their discretionary expenditures.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The tables below present the votes cast at the Company’s Annual Meeting of Shareholders on February 3, 2009, by the Shareholders of the Company entitled to vote thereon. The total shares eligible to vote were 18,466,876; total shares voted were 16,832,576.
Proposal 1: Election of Directors

Name	For	Withheld

Larry J. Ford	15,898,307	934,269
Lawrence S. Barker	14,969,336	1,863,240
Joseph A. Beatty	15,829,865	1,002,711
Betsy J. Bernard	15,907,426	925,150
Brian J. Clucas	14,937,433	1,895,143
Jeffrey Jacobowitz	15,926,501	901,089
M. Brian McCarthy	14,974,903	1,857,673
On January 8, 2009, the Company, Simcoe Partners, L.P., Simcoe Management Company, LLC and Jeffrey Jacobowitz (collectively, “Simcoe”) entered into an agreement (the “Settlement Agreement”) to settle a proxy contest regarding the election of directors to the Company’s Board of Directors (the “Board”) at the Company’s 2009 Annual Meeting of Stockholders. For a description of the terms of the Settlement Agreement, please see the Company’s current report on Form 8-K filed on January 9, 2009.

Item 5. OTHER INFORMATION
Not applicable.
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

Telular Corporation
Date: February 9, 2009	By:	/s/ Joseph A. Beatty
Joseph A. Beatty
President and Chief Executive Officer

Date: February 9, 2009		/s/ Jonathan M. Charak
Jonathan M. Charak
Chief Financial Officer

Date: February 9, 2009		/s/ Robert Deering
Robert Deering
Controller and Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18	Furnished herewith