Form 10-Q
period 2009-03-31
TELULAR CORP
filed 2009-05-11
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months 9or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01, as of April 30, 2009, the latest practicable date, was 17,242,879 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,738	$21,168
Trade accounts receivable, net	7,220	6,904
Inventories, net	9,302	10,007
Prepaid expenses and other current assets	803	1,023
Assets of discontinued operations	1,969	4,709

Total current assets	39,032	43,811

Property and equipment, net	2,108	2,016
Other assets:
Goodwill	3,092	2,043
Intangible assets, net	1,479	—
Other	66	99

Total other assets	4,637	2,142

Total assets	$45,777	$47,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,927	$2,701
Accrued liabilities	2,654	4,286
Income taxes payable	6	—
Liabilities of discontinued operations	163	815

Total current liabilities	6,750	7,802

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 19,351,369 and 19,343,819 shares issued at March 31, 2009 and September 30, 2008, respectively	194	194
Additional paid-in capital	176,549	175,456
Accumulated deficit	(133,941)	(134,356)
Treasury stock, at cost; 2,108,490 and 383,207 shares at March 31, 2009 and September 30, 2008, respectively	(3,775)	(1,127)

Total stockholders’ equity	39,027	40,167

Total liabilities and stockholders’ equity	$45,777	$47,969

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Revenue
Net product sales	$6,341	$14,064	$12,001	$28,394
Service revenue	5,482	5,549	10,597	10,945

Total revenue	11,823	19,613	22,598	39,339

Cost of sales
Net product cost of sales	4,790	9,351	8,749	19,134
Service cost of sales	2,450	2,633	4,808	5,529

Total cost of sales	7,240	11,984	13,557	24,663

Gross margin	4,583	7,629	9,041	14,676

Operating expenses
Engineering and development expenses	1,265	1,302	2,513	2,669
Selling and marketing expenses	1,643	1,924	3,051	3,470
General and administrative expenses	1,533	1,952	3,239	3,846
Amortization expense	71	—	141	—

Total operating expenses	4,512	5,178	8,944	9,985

Income from operations	71	2,451	97	4,691
Other income, net	73	34	164	41

Income from continuing operations before income taxes	144	2,485	261	4,732
Provision for income taxes	6	—	6	—

Income from continuing operations	138	2,485	255	4,732
Income (loss) from discontinued operations, net of tax	160	(2,178)	160	(2,743)

Net income	$298	$307	$415	$1,989

Income (loss) per common share:
Basic
Continuing operations	$0.01	$0.13	$0.01	$0.24
Discontinued operations	$0.01	$(0.11)	$0.01	$(0.14)

Net income	$0.02	$0.02	$0.02	$0.10

Diluted
Continuing operations	$0.01	$0.13	$0.01	$0.24
Discontinued operations	$0.01	$(0.11)	$0.01	$(0.14)

Net income	$0.02	$0.02	$0.02	$0.10

Weighted average number of common shares outstanding:
Basic	17,810,746	19,230,267	18,294,883	19,096,585
Diluted	17,858,297	19,343,693	18,320,842	19,695,980
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Common Stock and					Total
	Additional Paid-In Capital		Accumulated	Treasury Stock		Stockholders’
	Amount	Shares	Deficit	Amount	Shares	Equity

Balance at September 30, 2008	$175,650	19,344	$(134,356)	$(1,127)	(383)	$40,167

Comprehensive income:
Net income for period from October 1, 2008 to March 31, 2009	—	—	415	—	—	415
Stock based compensation expense	809	—	—	—	—	809
Restricted stock units awarded	284	—	—	—	—	284
Restricted stock converted to common stock	—	7	—	—	—	—
Treasury stock purchased	—	—	—	(2,648)	(1,725)	(2,648)

Balance at March 31, 2009	$176,743	19,351	$(133,941)	$(3,775)	(2,108)	$39,027

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2009	2008
Operating Activities:
Net income	$415	$1,989
Less income (loss) from discontinued operations	160	(2,743)

Income from continuing operations	255	4,732
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	385	303
Amortization	141	—
Stock based compensation expense — stock options	809	934
Stock based compensation expense — restricted stock	100	12
Loss on disposal of operating assets	—	46
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	737	8,133
Inventories	1,157	(5,239)
Prepaid expenses and other assets	464	(119)
Trade accounts payable	462	(4,620)
Accrued liabilities	(1,777)	(735)

Net cash provided by operating activities of continuing operations	2,733	3,447

Investing Activities:
Acquisition of property and equipment	(443)	(191)
Decrease in restricted cash	—	340
Purchase of business	(2,342)	—

Net cash (used in) provided by investing activities of continuing operations	(2,785)	149

Financing Activities:
Proceeds from the exercise of stock options	—	1,528
Proceeds from the exercise of warrants	—	795
Payment of notes payable	(978)	—
Purchases of treasury stock, at cost	(2,648)	—

Net cash (used in) provided by financing activities of continuing operations	(3,626)	2,323

Cash Flows of Discontinued Operations
Net cash provided by (used in) operating activities of discontinued operations	2,154	(283)
Net cash provided by investing activities of discontinued operations	94	306

Net cash provided by discontinued operations	2,248	23

Net (decrease) increase in cash and cash equivalents	(1,430)	5,942

Cash and cash equivalents, beginning of period	21,168	10,254

Cash and cash equivalents, end of period	$19,738	$16,196

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited, in thousands, except share data)
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2009. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
2.	Summary of Significant Accounting Policies
Income Taxes
Telular Corporation (“Telular” or “the Company”) utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance if, based upon management’s estimates, it is more likely than not, that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited, in thousands, except share data)
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which include restricted stock units and the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The following table reconciles the dilutive effect of common stock equivalents for the three and six months periods ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Common Shares:
Weighted average common shares outstanding	17,810,746	19,230,267	18,294,883	19,096,585
Dilutive effect of stock options	—	113,426	—	287,456
Dilutive effect of restricted stock units	47,551	—	25,960	—
Dilutive effect of warrants	—	—	—	311,939

Total	17,858,297	19,343,693	18,320,843	19,695,980

Income from continuing operations	$138	$2,485	$255	$4,732
Income (loss) from discontinued operations	160	(2,178)	160	(2,743)

Net Income	$298	$307	$415	$1,989

Income (loss) per common share — basic:
Continuing operations	$0.01	$0.13	$0.01	$0.24
Discontinued operations	$0.01	$(0.11)	$0.01	$(0.14)

Net income	$0.02	$0.02	$0.02	$0.10

Income (loss) per common share — diluted:
Continuing operations	$0.01	$0.13	$0.01	$0.24
Discontinued operations	$0.01	$(0.11)	$0.01	$(0.14)

Net income	$0.02	$0.02	$0.02	$0.10

Some stock options and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Stock options	2,138,507	1,380,986	2,138,507	827,496
Warrants	2,523,425	2,523,425	2,523,425	50,000

	4,661,932	3,904,411	4,661,932	877,496

Stock Based Compensation
The Company has an officer and employee stock incentive plan and a non-employee director stock incentive plan. The cost of stock options granted is calculated based on their grant date fair value and recognized over the vesting period. The fair value of stock options granted and warrants issued is estimated at the grant date or issuance date using a Black-Scholes stock option valuation model. Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of the Company’s common stock, a risk-free interest rate, a dividend yield on the Company’s common stock and the expected term of the option. The value of restricted stock units is calculated based on the closing price of the Company’s common stock at grant date.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited, in thousands, except share data)
During the six months ended March 31, 2009, the Company awarded 470,000 stock options to officers and employees, valued at $706, and issued 188,202 restricted stock units to all outside directors, valued at $284. The stock options will vest over a three year period and the restricted stock units will vest on September 30, 2009, but will only convert to common stock upon either a change in control of the Company or a director’s termination from the Company’s Board of Directors. Both awards were based on the price of the Company’s common stock on the date of issuance. The cost of these awards will be taken as a charge to operating expenses on a pro-rata basis over the vesting periods.
The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Stock based compensation:
Stock options	$297	$457	$809	$934
Restricted stock	61	12	100	12

	$358	$469	$909	$946

Segment Reporting
The Company presents its consolidated financial statements as one reportable segment. The determination of a single reportable segment was made under SFAS 131, Disclosures about Segments of an Enterprise and Related Information as the Company’s business operations have similar economic characteristics.
3.	Business Combination
On October 1, 2008, the Company acquired all of the outstanding common stock of SupplyNet Communications, Inc. (“SupplyNet”). SupplyNet provides private label and branded tank monitoring solutions. Pursuant to the Merger Agreement, the preliminary aggregate purchase price was $2,179 which consisted of: $964 in cash paid directly to shareholders of SupplyNet; $851 temporary loan from the Company, which was forgiven; $290 of assumed liabilities and $74 in direct costs related to the acquisition. During the second quarter of fiscal 2009, the purchase price was adjusted to $2,342 due to $148 of paid earn-outs and $15 of additional direct acquisition costs. The earn-outs and the additional acquisition costs were recorded to goodwill. Depending on future performance, the Company may be obligated to pay up to an additional $2,352 pursuant to earn-out provisions contained in the Merger Agreement. Any future payments made pursuant to the earn-out provision will be recorded as additional goodwill. The purchase has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. The Company’s Statements of Operations for the six months ended March 31, 2009 include the results of operations for the purchased assets and liabilities since October 1, 2008.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited, in thousands, except share data)
The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Accounts receivable	$1,053
Inventories, net	452
Prepaid expenses and deposits	27
Property and equipment, net	34
Customer relationships	1,230
Developed technology	320
Tradename	70
Goodwill	1,049

Total assets acquired	4,235

Accounts payable	764
Accrued liabilities	71
Deferred revenue	80
Notes payable	978

Total liabilities assumed	1,893

Net assets acquired	$2,342

The following summarized unaudited pro forma financial information assumes the acquisition occurred as of October 1, 2007:

	Three Months Ended	Six Months Ended
	March 31, 2008	March 31, 2008

Net revenues	$21,164	$42,953
Net income	47	1,707
Basic income per common share	$—	$0.09
Diluted income per common share	$—	$0.09
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
March 31, 2009
(Unaudited, in thousands, except share data)
4.	Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	March 31,	September 30,
	2009	2008
	(unaudited)

Trade receivables	$7,278	$6,943
Less: allowance for doubtful accounts	(58)	(39)

	$7,220	$6,904

5.	Inventories
Inventories consist of the following:

	March 31,	September 30,
	2009	2008
	(unaudited)

Raw materials	$2,925	$1,958
Finished goods	6,455	8,133

	9,380	10,091
Less: reserve for obsolescence	(78)	(84)

	$9,302	$10,007

6.	Goodwill and Intangible Assets
Goodwill as of March 31, 2009 and September 30, 2008 is as follows:

Balance at September 30, 2008	$2,043
Additional goodwill — SupplyNet	1,049

Balance at March 31, 2009	$3,092

The Company evaluates the impairment of goodwill each year in the third quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on the fair value of the reporting unit. During the second quarter of fiscal 2009, the reduced trading price of Telular’s common stock indicated that the carrying value of goodwill may be impaired. Based upon the impairment test performed in March of 2009, the Company determined that the goodwill of $3,092 was not impaired.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited, in thousands, except share data)
All intangible assets are related to the acquisition of SupplyNet Communications. The balances as of March 31, 2009 and September 30, 2008 are as follows:

	2009			2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Customer relationships	$1,230	$(92)	$1,138	$—	$—	$—
Developed technology	320	(32)	288	—	—	—
Tradename	70	(17)	53	—	—	—

Total intangible assets	$1,620	$(141)	$1,479	$—	$—	$—

7.	Income Taxes
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
The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of October 1, 2008, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2005. Income tax returns for fiscal years 2005, 2006 and 2007 are still open for examination. However, utilization of net operating loss carryforwards that were generated in years prior to 2005 may result in a prior tax year being open for IRS examination. The Company is subject to examination by the California Franchise Tax Board for fiscal years 2004 through 2007. The Company has concluded New York state audits for years 2004 through 2006, Texas State audits for year 2005 through 2007 and Illinois state audits for years 2005 and 2006. Tax years 2005 through 2008 remain open to examination by multiple state taxing jurisdictions.
Based on Internal Revenue Code Section 382, changes in the ownership of the Company may limit the utilization of net operating loss carryforwards of the Company. The Company has determined, as of March 31, 2009, that there are no limitations on the utilization of its net operating loss carryforwards. The Company has recorded an alternative minimum tax provision of $6 for the six month period ending March 31, 2009.
8.	Commitments
On September 11, 2006, the Company entered into an agreement with Speedy-Tech Electronics Ltd. (“Speedy”) relating to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from Speedy against amounts owed to Speedy by the Company. As of March 31, 2009, the Company had $2,984 in open purchase commitments pursuant to this agreement.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited, in thousands, except share data)
On January 5, 2009, the Company entered into an agreement with Creation Technologies Wisconsin Inc. (“Creation”) under which Creation will provide fulfillment services and manufacture final assemblies of certain of the Company’s products. Either party may terminate the agreement upon six months prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to it from Creation against amounts owed to Creation by the Company. As of March 31, 2009, the Company had $2,951 in open purchase commitments with Creation.
9.	Major Customers
For the three months ended March 31, 2009 and 2008, the Company derived approximately $5,374 (45%) and $9,129 (47%), respectively, of its total revenues from two customers located in the United States.
For the six months ended March 31, 2009 and 2008, the Company derived approximately $10,191 (45%) and $18,741 (48%), respectively, of its total revenues from two customers located in the United States.
Trade accounts receivable from these customers totaled $2,025 at March 31, 2009 and $1,091 at September 30, 2008.
10.	Export Sales
The Company exports its products to three regions around the world: Central America / Latin America (“CALA”), Europe / Africa (“EA”) and Asia / Middle East (“AME”). Export sales are summarized in the tables below for the three and six months ended March 31:
Three Months Ended March 31, 2009 and 2008:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2009 sales	$439	$161	$19	$619	$11,204	$11,823
Region’s sales as % of
total export sales	70.92%	26.01%	3.07%	100.00%
Region’s sales as % of
Total Company sales	3.72%	1.36%	0.16%	5.24%	94.76%	100.00%

Fiscal 2008 sales	$1,417	$100	$48	$1,565	$18,048	$19,613
Region’s sales as % of
total export sales	90.54%	6.39%	3.07%	100.00%
Region’s sales as % of
Total Company sales	7.22%	0.51%	0.25%	7.98%	92.02%	100.00%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited, in thousands, except share data)
Six Months Ended March 31, 2009 and 2008:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2009 sales	$628	$322	$48	$998	$21,600	$22,598
Region’s sales as % of
total export sales	62.93%	32.26%	4.81%	100.00%
Region’s sales as % of
Total Company sales	2.78%	1.43%	0.21%	4.42%	95.58%	100.00%

Fiscal 2008 sales	$3,720	$306	$57	$4,083	$35,256	$39,339
Region’s sales as % of
total export sales	91.11%	7.49%	1.40%	100.00%
Region’s sales as % of
Total Company sales	9.46%	0.78%	0.14%	10.38%	89.62%	100.00%
11.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2009	2008

Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock awarded as director compensation — 0 and 13,165 shares, respectively	$—	$52
Restricted common stock units awarded as director compensation — 188,202 and 0 shares, respectively	$284	$—
Restricted stock units converted to common stock — 7,550 and 0 shares respectively	$—	$—
12.	Discontinued Operations
During July 2007, the Company formulated a plan to sell the net assets of its Fixed Cellular Phone (“FCP”) segment and exit the cellular phone market. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company designated the assets and liabilities of this segment as “held for sale”. The assets and liabilities in this disposal group were measured at the lower of their carrying value or fair value less cost to sell and were separately identified in the Consolidated Balance Sheets at September 30, 2007. During the third quarter of fiscal 2008, the Company determined it would be unable to secure a buyer of the FCP business unit. As a result, the Company made a strategic decision to abandon the FCP business effective June 30, 2008. The Company disposed of the majority of the assets and liabilities of the business. The remaining assets consist of trade accounts receivable in the amount of $1,969 and the remaining liabilities consist of $163 for accrued warranty, freight and storage expenses. The remaining assets and liabilities are separately identified in the Consolidated Balances Sheets of March 31, 2009.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited, in thousands, except share data)
During the second quarter of fiscal 2009, the Company had the opportunity to sell most of the remaining FCP inventory it was holding at $0 cost. Telular manufactured a limited number of fixed cellular phones to facilitate an existing customer’s order. The Company has no future intentions to market or expand the production of fixed cellular phones.
The following table summarizes certain operating data for discontinued operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Revenues	$670	$2,386	$670	$5,855
Cost of sales	494	3,690	494	$7,160
Total operating expenses	16	874	16	$1,438

Income (loss) from discontinued operations	$160	$(2,178)	$160	$(2,743)

The following table summarizes the components of discontinued operations reported in the Consolidated Statements of Cash Flows for the six months ended March 31:

	2009	2008
Operating Activities:
Income (loss) from discontinued operations	$160	$(2,743)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Intangible assets impairment loss	—	498
Loss on disposal of fixed assets	32	318
Changes in assets and liabilities:
Assets of discontinued operations	2,614	1,571
Liabilities of discontinued operations	(652)	73

Net cash provided by (used in) operating activities	2,154	(283)
Investing Activities:
Sale of property and equipment	94	306

Net cash provided by investing activities	94	306

Cash provided by discontinued operations	$2,248	$23

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited, in thousands, except share data)
The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets:

	March 31,	September 30,
	2009	2008

Trade accounts receivable, net	$1,969	$4,583
Equipment, net	—	126

Total assets	$1,969	$4,709

Trade accounts payable	$—	$149
Accrued liabilities	163	666

Total liabilities	$163	$815

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
Telular’s engineering team continues to develop M2M hardware products and software systems and to expand the TELGUARD digital product portfolio by addressing the growing demand and technology changes in the electronics security market. The Company has designed and developed the TELGUARD DIGITAL TG-11 model for certain vendor panels in the security industry. Similarly, the Company is enhancing and expanding the specialty communications products associated with its TankLink service in order to better serve customer demand in that market. In addition, Telular completed development of the SX6 and SX7 terminal products during fiscal 2008 and in the early part of fiscal 2009, which carry voice, data, and fax services over 2G and 3G wireless networks. The Company also is devoting resources in marketing and engineering to research, specify and develop products and services for additional event monitoring applications outside of the security industry.
Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China and the United States make and test all the Company’s hardware products.
The Fixed Cellular industry consists of domestic and international equipment companies, including Ericsson Radio Systems AB, Huawei Technologies Co., Ltd., LG Electronics, ZTE Corporation, Axesstel, Inc., Honeywell International Inc., Tyco International Ltd. and Numerex Corporation. Unless noted otherwise, all dollar figures discussed below are in thousands.

Results of Operations
Second quarter fiscal year 2009 compared to second quarter fiscal year 2008
Revenues and Cost of Sales

			Change
	2009	2008	Amount	Percentage
Net product sales
Monitoring Equipment	$4,359	$10,224	$(5,865)	-57%
Terminal	1,982	3,840	(1,858)	-48%

Total product revenues	6,341	14,064	(7,723)	-55%
Service revenues	5,482	5,549	(67)	-1%

Total revenues	11,823	19,613	(7,790)	-40%

Cost of sales
Products	4,790	9,351	(4,561)	-49%
Services	2,450	2,633	(183)	-7%

	7,240	11,984	(4,744)	-40%

Gross margin	$4,583	$7,629	$(3,046)

Revenues
Product revenues decreased 55% primarily due to the decreased sales of our Telguard monitoring equipment as a result of lower, customer demand. Demand for these products during the second quarter of fiscal 2008 was heightened by an FCC mandated transition from analog to digital cellular service. In addition, certain of our terminal distributors in Central American Latin American (“CALA”) region reduced their existing inventory during the quarter along with a depressed economy resulted in decreased purchases.
Service revenues decreased 1% due to lower average revenue per unit (“ARPU”) for those units placed in service during the quarter. Analog service units generated a higher ARPU than digital service units. Despite activating 25,000 new subscribers during the period, all digital service units, the Company experienced a reduced level of revenue as a result digital service revenues having a lower ARPU.
Cost of Sales
The decrease in cost of sales of 40% in the second quarter of fiscal 2009 when compared to the same period of fiscal 2008 reflects the lower sales volumes and product mix. Gross margin, as a percentage of sales, was 39% for the second quarters of both fiscal 2009 and 2008. Product margins, as a percentage of total revenues, were 24% for the three months ended March 31, 2009 compared to 34% for the same period in fiscal 2008, while service revenue, as a percentage of total revenues, was 46% for the three months ended March 31, 2009, compared 28% for the same period of fiscal 2008. This mix of product and service revenues resulted in the total margin remaining consistent between fiscal years.

Operating Expenses

			Change		% of Revenues
	2009	2008	Amount	Percentage	2009	2008

Engineering and development	$1,265	$1,302	$(37)	-3%	10%	7%
Selling and marketing	1,643	1,924	(281)	-15%	14%	10%
General and administrative	1,533	1,952	(419)	-21%	13%	10%
Amortization	71	—	71	>100%	<1%	—

	$4,512	$5,178	$(666)		37%	26%

Engineering and Development
The decrease of 3% was primarily due to a decrease in engineering materials and supplies of $27, a decrease in travel expenses of $18, a decrease of various general expenses of $11, offset by an increase in facility expenses of $19 as a result of the purchase of SupplyNet on October 1, 2008.
Selling and Marketing
The decrease in selling and marketing of 15% was primarily due to reductions of:
•	$219 in co-op marketing expense reflecting the decreased level of Telguard product and foreign terminal product sales;

•	$216 of third party commission expenses, which also was the result of reduced product level sales;

•	$112 of internal commissions as a result of decreases product sales; and,

•	$16 in various general expenses.
Offsetting these reductions were an increase of $218 in salary related expenses as a result of increased marketing staff and the addition of the SupplyNet’s sales force and an increase of $64 of travel and facility costs.
General and Administrative (G&A)
The decrease of 21% was primarily due to reductions of:
•	$270 in professional fees, related to decreased legal costs as a result of reduced use of outside counsel, decreased accounting fees as a result of changing our independent public accountants and decreased consulting fees as a result of not renewing certain strategic projects undertaken in fiscal 2008.

•	$112 in various general expenses, primarily in bank fees related to the amortization of the prepaid loan fee in fiscal 2008 and a reduction in commercial insurance premiums;

•	$74 in payroll expenses, primarily from non-cash compensation related to stock options;

•	$46 in facility and office expenses, primarily a decrease in telecommunications expenses; and,

•	$19 in travel expenses.
Offsetting these expense reductions was a $102 increase in proxy costs as a result of the proxy contest that occurred during the second quarter of fiscal 2009. These proxy costs included legal fees, consulting fees, printing and mailing costs.
Amortization
The increase in amortization expense is due to the intangible assets capitalized as part of the purchase of SupplyNet on October 1, 2008.

Other Income
Other income for the three months ended March 31, 2009 increased $39 to $73 from $34 for the same period of fiscal 2008. The increase was primarily due to a decrease in business taxes of $42, offset by a reduction in interest income of $9 as a result of lower interest rates and decrease in various miscellaneous expenses of $6.
Income Taxes
The Company recorded an income tax provision for the three months ended March 31, 2009 related to alternative minimum taxes.
Discontinued Operations
The income from discontinued operations of $160 for the three month period ended March 31, 2009, was from an unexpected sale of phone units that were manufactured utilizing existing inventory that had previously been written down to $0. This order will be completed in the third quarter of fiscal 2009. The Company has no future intentions to market or expand the production of fixed cellular phones.
First six months fiscal year 2009 compared to the first six months fiscal year 2008
Revenues and Cost of Sales

			Change
	2009	2008	Amount	Percentage
Net product sales
Monitoring Equipment	$8,148	$20,359	$(12,211)	-60%
Terminal	3,853	8,035	(4,182)	-52%

Total product revenues	12,001	28,394	(16,393)	-58%
Service revenues	10,597	10,945	(348)	-3%

Total revenues	22,598	39,339	(16,741)	-43%

Cost of sales
Products	8,749	19,134	(10,385)	-54%
Services	4,808	5,529	(721)	-13%

	13,557	24,663	(11,106)	-45%

Gross margin	$9,041	$14,676	$(5,635)

Revenues
Product revenues decreased 58% primarily due to decreased sales of our Telguard monitoring equipment as a result of lower, customer demand. Demand for these products during the first six months of fiscal 2008 was heightened by an FCC mandated transition from analog to digital cellular service. Sales of our terminal products were lower primarily in the CALA region due to our distributors reducing their existing inventory during the period along with a depressed economy resulted in decreased purchases.

Service revenue decreased 3% due to the elimination of numerous analog subscribers in February 2009 as a result of the sunset of the analog wireless networks. Although digital subscribers have since replaced the lost analog subscribers, the digital subscribers have a lower ARPU than analog. Additionally, in fiscal 2009, the Company experienced an unexpected reduction of existing subscribers in excess of 23,000 as a result of one major dealer cleansing its customer base to eliminate inactive subscribers.
Cost of Sales
The decrease in cost of sales of 45% in the first six months of fiscal 2009 when compared to the same period of fiscal 2008 reflects both lower sales volume and product mix. Gross margin, as a percentage of sales, was 40% for the first six months of fiscal 2009 as compared to 37% for the same period last year. Service revenues, as a percentage of sales, were 47% for the first six months of fiscal 2009 and were 28% for the same period of last year. This resulted in an increase in total margin as a percentage of sales because service revenue has a lower cost of sales than products.
Operating Expenses

			Change		% of Revenues
	2009	2008	Amount	Percentage	2009	2008

Engineering and development	$2,513	$2,669	$(156)	-6%	11%	7%
Selling and marketing	3,051	3,470	(419)	-12%	14%	9%
General and administrative	3,239	3,846	(607)	-16%	14%	10%
Amortization	141	—	141	> 100%	1%	—

	$8,944	$9,985	$(1,041)		39%	25%

Engineering and Development
Engineering and development expenses decreased $156 primarily due to reductions of:
•	$75 in engineering materials and supplies;

•	$55 professional fees related to reduced utilization of engineering consultants;

•	$68 in travel expenses which reflects the move of the Engineering and Development function to Atlanta from New York in fiscal 2008;and,

•	$20 payroll related expenses.
These expense reductions were offset by a $62 increase in facility and general expenses related to moving expenses incurred as a result of relocating the engineering and development function from New York to Atlanta and increased facility cost allocated to engineering and development as a result of the purchase of SupplyNet.
Selling and Marketing
Selling and marketing expenses decreased $419 primarily due to reductions of expenses specifically related to the decreased level of product sales:
•	$518 of third party commission expenses;

•	$208 of co-op marketing expenses; and,

•	$200 of internal commissions.

Offsetting these expense reductions was a $502 increase in payroll expenses as a result of the addition of marketing staff, additional sales staff as a result of the purchase of SupplyNet, and the absorption of costs that were allocated to the abandoned FCP business segment in fiscal 2008 and a $5 increase in various general expenses.
General and Administrative (G&A)
G&A expenses decreased $607 primarily due to reductions of:
•	$296 in professional fees, related to decreased legal costs as a result of reduced use of outside counsel, decreased accounting fees as a result of changing our independent public accountants and decreased consulting fees as a result of not renewing certain strategic projects undertaken in fiscal 2008.

•	$212 in payroll related expenses as a result of bonus accrual reductions and non-cash compensation related to issued stock options and stock option modifications;

•	$143 of general expenses primarily as a result of the reduction of amortization expenses related to a prepaid loan fee and reduced commercial insurance premiums;

•	$55 of facility and office expenses; and,

•	$40 of travel expenses.
Offsetting these reductions was an increase of $139 in public company expenses, primarily due to increased proxy expenses related to the proxy contest in fiscal 2009.
Amortization
The increase in amortization expense is due to the intangible assets capitalized as part of the purchase of SupplyNet on October 1, 2008.
Other Income
Other income for the six month period ended March 31, 2009 increased $123 from $41 for the same period of fiscal 2008. The increase was primarily due a reduction in miscellaneous business taxes of $102, an increase in interest income of $7 primarily due to increased investment balances and a decrease of $14 in various miscellaneous expenses.
Income Taxes
The Company recorded an income tax provision for the six months ended March 31, 2009 related to alternative minimum taxes.
Discontinued Operations
The income from discontinued operations of $160 for the six month period ended March 31, 2009, was from an unexpected sale of phone units that were manufactured utilizing exiting inventory that had previously been written down to $0. The Company has no future intentions to market or expand the production of fixed cellular phones.
Liquidity
Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On March 31, 2009, the Company had $19,738 of unrestricted cash and cash equivalents and a working capital surplus of $32,282. Based upon its current operating plan, the Company believes its existing capital resources, including the line of credit with Silicon Valley Bank, will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the volatility of demand in certain of the developing markets targeted by the Company. The Company expects to maintain levels of cash reserves which are required to undertake major product development initiatives and to qualify for large sales opportunities.

Cash From Operations
The Company generated $2,733 of cash from operations during the first six months of fiscal year 2009 compared to cash generated of $3,447 during the same period of fiscal year 2008. The components of cash generated for the first six months of fiscal 2009 are as follows:

$737
The decrease in trade accounts receivable is due to the timely collection of outstanding balances, resulting from a more favorable product mix.Service revenue represents 47% of Telular’s total revenues for the six month period ending March 31, 2009. The accounts receivable associated with this revenue stream are generally collected within 30 days of invoicing.

1,157	The decrease in inventory reflects the Company overall inventory strategy; sell from existing stock while reducing production levels to augment the reduction in sales levels.
462
Trade accounts payable primarily consists of amounts due to Telular’s contract manufacturers. The increase reflects increased purchases from our contract manufacturers, mostly during the last month of the quarter. These vendors have extended payments terms, thereby increasing the overall trade accounts receivable balance at March 31, 2009.

(1,777)
The decrease in accrued liabilities was primarily due to payments for bonuses, royalties and co-op advertising and the reduction in liability balances related to reduced sales volumes such as agent commissions, professional fees and certain operating expenses.

1,435	Non-cash expenses: $909 from stock based compensation; $385 depreciation expense; $141 amortization expense.
464	Net cash provided by other working capital items.
255	Income from continuing operations; cash provided.

$2,733	Total cash provided by continuing operations

Cash Used in Investing Activities
Investing activities used $2,785 of cash for the first six months of fiscal 2009 primarily from the acquisition of SupplyNet Communications for $2,342 and from the purchase of equipment of $443. This compares to cash provided by investing activities of $149, primarily from the release of restricted cash, for the same period of fiscal 2008.
Cash Used in Financing Activities
The decrease in cash from financing activities of $3,626 in the first six months of fiscal 2009 is due to the Company’s payment of notes payable of $978, which were acquired in the SupplyNet purchase, and the repurchase of its common stock on the open market of $2,648. Cash of $2,323 was provided by financing activities in the six months of fiscal year 2008 as a result of the exercise of stock options and warrants.
Cash Flows of Discontinued Operations
The increase in cash from discontinued operations of $2,248 was due to the collections of trade accounts receivable of $2,154 and $94 from the sale of the remaining fixed assets that were previously associated with the FCP business segment that was abandoned in effective June 30, 2008.

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
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At March 31, 2009, and September 30, 2008, the inventory reserves for continuing operations were $78 and $84, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
Goodwill and Intangible Assets
The Company evaluates the fair value and recoverability of the goodwill whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable or at least annually. In determining fair value and recoverability, the Company makes projections regarding future cash flows. These projections are based on assumptions and estimates of growth rates for the related reporting unit, anticipated future economic conditions, and the assignment of discount rates relative to risk associated with companies in similar industries and estimates of terminal values. An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount.
The Company reviews for the impairment of other intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of other intangible assets by comparing the carrying amount of the intangible asset to future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets calculated using a discounted cash flow analysis.
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
Forward Looking Information
The Company includes certain estimates, projections and other forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 in its reports and in other publicly available material. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements.

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
During the quarter ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
In addition, decreased access to credit, may result in financial difficulties leading to restructurings, bankruptcies, liquidations and other unfavorable events for our customers, suppliers, logistics and other service providers. In addition, the ability of these third parties to overcome these difficulties may increase. If third parties on whom we rely for goods or services are unable to overcome difficulties resulting from the deterioration in worldwide economic conditions and provide us with the goods and services we need, our business, results of operations, financial condition and cash flows could be adversely affected.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information about repurchases of the Company’s common stock during the first six months of fiscal 2009:

			Number of Shares	Approximate Dollar
			Purchased as Part	Value of Shares That
	Total		of Publicly	May Yet Be
	Number of	Average	Announced Plans or	Purchased Under the
	Shares	Price Paid	Programs	Plans or Programs
Period	Purchased	per Share	(1)	(1)
November 2008	154,065	$1.37	154,065	$3,662,064
December 2008	451,471	$1.47	451,471	$2,998,303
February 2009	1,040,165	$1.57	1,040,165	$1,360,689
March 2009	79,582	$1.71	79,582	$1,224,813

Total	1,725,283		1,725,283

(1)	In July 2008, our Board of Directors approved a stock repurchase program for up to $5 million of our common stock.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
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

Telular Corporation
Date May 11, 2009	By:	/s/ Joseph A. Beatty
Joseph A. Beatty
President and Chief Executive Officer

Date May 11, 2009	/s/ Jonathan M. Charak
Jonathan M. Charak
Chief Financial Officer

Date May 11, 2009	/s/ Robert Deering
Robert Deering
Controller and Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith