Form 10-Q
period 2009-06-30
TELULAR CORP
filed 2009-08-10
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Yes ☐      No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01, as of July 31, 2009, the latest practicable date, was 14,898,022 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,201	$21,168
Trade accounts receivable, net	7,208	6,904
Inventories, net	8,111	10,007
Prepaid expenses and other current assets	530	1,023
Assets of discontinued operations	396	4,709

Total current assets	34,446	43,811

Property and equipment, net	2,203	2,016
Other assets:
Goodwill	3,125	2,043
Intangible assets, net	1,408	—
Other	66	99

Total other assets	4,599	2,142

Total assets	$41,248	$47,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,998	$2,701
Accrued liabilities	3,119	4,286
Income taxes payable	13	—
Liabilities of discontinued operations	232	815

Total current liabilities	7,362	7,802

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 19,351,369 and 19,343,819 shares issued at June 30, 2009 and September 30, 2008, respectively	194	194
Additional paid-in capital	176,755	175,456
Accumulated deficit	(133,902)	(134,356)
Treasury stock, at cost; 4,453,347 and 383,207 shares at June 30, 2009 and September 30, 2008, respectively	(9,161)	(1,127)

Total stockholders’ equity	33,886	40,167

Total liabilities and stockholders’ equity	$41,248	$47,969

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Revenue
Net product sales	$6,600	$10,776	$18,601	$39,170
Service revenue	5,751	4,536	16,348	15,481

Total revenue	12,351	15,312	34,949	54,651

Cost of sales
Net product cost of sales	5,099	7,980	13,848	27,114
Service cost of sales	2,540	2,091	7,348	7,620

Total cost of sales	7,639	10,071	21,196	34,734

Gross margin	4,712	5,241	13,753	19,917

Operating expenses
Engineering and development expenses	1,142	1,390	3,655	4,059
Selling and marketing expenses	1,580	1,609	4,631	5,079
General and administrative expenses	1,452	1,755	4,832	5,691

Total operating expenses	4,174	4,754	13,118	14,829

Income from operations	538	487	635	5,088
Other income, net	65	157	229	288

Income from continuing operations before income taxes	603	644	864	5,376
Provision for income taxes	7	—	13	—

Income from continuing operations	596	644	851	5,376
Income (loss) from discontinued operations	(557)	(4,737)	(397)	(7,480)

Net income (loss)	$39	$(4,093)	$454	$(2,104)

Income (loss) per common share:
Basic
Continuing operations	$0.03	$0.03	$0.05	$0.28
Discontinued operations	$(0.03)	$(0.24)	$(0.02)	$(0.39)

Net income	$—	$(0.21)	$0.03	$(0.11)

Diluted
Continuing operations	$0.03	$0.03	$0.05	$0.28
Discontinued operations	$(0.03)	$(0.24)	$(0.02)	$(0.39)

Net income	$—	$(0.21)	$0.03	$(0.11)

Weighted average number of common shares outstanding:
Basic	17,036,738	19,259,864	17,875,501	19,150,813
Diluted	17,143,022	19,259,864	17,927,219	19,150,813
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Common Stock and					Total
	Additional Paid-In Capital		Accumulated	Treasury Stock		Stockholders’
	Amount	Shares	Deficit	Amount	Shares	Equity

Balance at September 30, 2008	$175,650	19,344	$(134,356)	$(1,127)	(383)	$40,167

Comprehensive income:
Net income for period from October 1, 2008 to June 30, 2009	—	—	454	—	—	454
Stock based compensation expense	1,015	—	—	—	—	1,015
Restricted stock units awarded	284	—	—	—	—	284
Restricted stock units converted to common stock	—	7	—	—	—	—
Treasury stock purchased	—	—	—	(8,034)	(4,070)	(8,034)

Balance at June 30, 2009	$176,949	19,351	$(133,902)	$(9,161)	(4,453)	$33,886

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2009	2008
Operating Activities:
Net income (loss)	$454	$(2,104)
Less loss from discontinued operations	(397)	(7,480)

Income from continuing operations	851	5,376
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	579	490
Amortization	212	—
Stock based compensation expense — stock options	1,015	1,321
Stock based compensation expense — restricted stock	161	32
Loss on disposal of operating assets	—	46
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	749	9,160
Inventories	2,348	(4,774)
Prepaid expenses and other assets	676	139
Trade accounts payable	533	(5,516)
Accrued liabilities	(1,305)	72

Net cash provided by operating activities of continuing operations	5,819	6,346

Investing Activities:
Acquisition of property and equipment	(732)	(1,011)
Decrease in restricted cash	—	340
Purchase of business, net of cash acquired	(2,375)	—

Net cash used in investing activities of continuing operations	(3,107)	(671)

Financing Activities:
Proceeds from the exercise of stock options	—	1,805
Proceeds from the exercise of warrants	—	795
Payment of notes payable	(978)	—
Purchases of treasury stock, at cost	(8,034)	—

Net cash (used in) provided by financing activities of continuing operations	(9,012)	2,600

Cash Flows of Discontinued Operations
Net cash provided by operating activities of discontinued operations	3,239	374
Net cash provided by investing activities of discontinued operations	94	306

Net cash provided by discontinued operations	3,333	680

Net (decrease) increase in cash and cash equivalents	(2,967)	8,955

Cash and cash equivalents, beginning of period	21,168	10,254

Cash and cash equivalents, end of period	$18,201	$19,209

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited, in thousands, except share data)
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2009. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2008.
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
Reclassifications
The Company has grouped amortization expense and certain business tax expenses in the general and administrative expense category of operating expenses. Similar expenses have been reclassed in the prior years to be consistent with the current year presentation.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited, in thousands, except share data)
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which include restricted stock units and the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The following table reconciles the dilutive effect of common stock equivalents for the three and nine months periods ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Common Shares:
Weighted average common shares outstanding	17,036,738	19,259,864	17,875,501	19,150,813
Dilutive effect of stock options	10,774	—	—	—
Dilutive effect of restricted stock units	95,510	—	51,718	—
Dilutive effect of warrants	—	—	—	—

Total	17,143,022	19,259,864	17,927,219	19,150,813

Income from continuing operations	$596	$644	$851	$5,376
Income (loss) from discontinued operations	(557)	(4,737)	(397)	(7,480)

Net Income (loss)	$39	$(4,093)	$454	$(2,104)

Income (loss) per common share — basic:
Continuing operations	$0.03	$0.03	$0.05	$0.28
Discontinued operations	$(0.03)	$(0.24)	$(0.02)	$(0.39)

Net income (loss)	$—	$(0.21)	$0.03	$(0.11)

Income (loss) per common share — diluted:
Continuing operations	$0.03	$0.03	$0.05	$0.28
Discontinued operations	$(0.03)	$(0.24)	$(0.02)	$(0.39)

Net income (loss)	$—	$(0.21)	$0.03	$(0.11)

Some stock options and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Stock options	1,561,564	1,748,914	2,006,564	1,748,914
Warrants	2,523,425	2,523,425	2,523,425	2,523,425

	4,084,989	4,272,339	4,529,989	4,272,339

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited, in thousands, except share data)
During the nine months ended June 30, 2009, the Company awarded 490,000 stock options valued at $744 to officers and employees and issued 188,202 restricted stock units valued at $284 to all outside directors. The stock options will vest over a three year period and the restricted stock units will vest on September 30, 2009, but will only convert to common stock upon either a change in control of the Company or a director’s termination from the Company’s Board of Directors. Both awards were based on the price of the Company’s common stock on the date of issuance. The cost of these awards will be taken as a charge to operating expenses on a pro-rata basis over the vesting periods.
The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Stock based compensation:
Stock options	$206	$387	$1,015	$1,321
Restricted stock	61	20	161	32

	$267	$407	$1,176	$1,353

Segment Reporting
The Company presents its consolidated financial statements as one reportable segment. The determination of a single reportable segment was made under SFAS 131, Disclosures about Segments of an Enterprise and Related Information as the Company’s business operations have similar economic characteristics.
3.	Business Combination
On October 1, 2008, the Company acquired all of the outstanding common stock of SupplyNet Communications, Inc. (“SupplyNet”). SupplyNet provides private label and branded tank monitoring solutions. Pursuant to the Merger Agreement, the preliminary aggregate purchase price was $2,179 which consisted of: $964 in cash paid directly to shareholders of SupplyNet; $851 temporary loan from the Company, which was forgiven; $290 of assumed liabilities and $74 in direct costs related to the acquisition. During the second quarter of fiscal 2009, the purchase price was adjusted to $2,342 due to $148 of paid earn-outs and $15 of additional direct acquisition costs and in the third quarter the purchase price was adjusted to $2,375 due to $33 of paid earn-outs. The earn-outs and the additional acquisition costs were recorded to goodwill. Depending on future performance, the Company may be obligated to pay up to an additional $2,319 pursuant to earn-out provisions contained in the Merger Agreement. Any future payments made pursuant to the earn-out provision will be recorded as additional goodwill. The purchase has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations. The Company’s Statements of Operations for the nine months ended June 30, 2009 include the results of operations for the acquisition since October 1, 2008.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited, in thousands, except share data)
The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Accounts receivable	$1,053
Inventories, net	452
Prepaid expenses and deposits	27
Property and equipment, net	34
Customer relationships	1,230
Developed technology	320
Tradename	70
Goodwill	1,082

Total assets acquired	4,268

Accounts payable	764
Accrued liabilities	71
Deferred revenue	80
Notes payable	978

Total liabilities assumed	1,893

Net assets acquired	$2,375

The following summarized unaudited pro forma financial information assumes the acquisition occurred as of October 1, 2007:

	Three Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2008

Total revenues	$16,274	$59,227
Net loss	(4,444)	(2,737)
Basic income per common share	$(0.22)	$(0.14)
Diluted income per common share	$(0.22)	$(0.14)
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
June 30, 2009
(Unaudited, in thousands, except share data)
4.	Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	June 30,	September 30,
	2009	2008
	(unaudited)

Trade receivables	$7,264	$6,943
Less: allowance for doubtful accounts	(56)	(39)

	$7,208	$6,904

5.	Inventories
Inventories consist of the following:

	June 30,	September 30,
	2009	2008
	(unaudited)

Raw materials	$2,186	$1,958
Finished goods	6,014	8,133

	8,200	10,091
Less: reserve for obsolescence	(89)	(84)

	$8,111	$10,007

6.	Goodwill and Intangible Assets
Goodwill as of June 30, 2009 and September 30, 2008 is as follows:

Goodwill:

Balance at September 30, 2008	$2,043
Additional goodwill — SupplyNet	1,082

Balance at June 30, 2009	$3,125

The Company evaluates the impairment of goodwill each year in the third quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on the fair value of the reporting unit. During the second quarter of fiscal 2009, the reduced trading price of Telular’s common stock indicated that the carrying value of goodwill may be impaired. Based upon the impairment test performed in March of 2009, the Company determined that the goodwill of $3,125 was not impaired. The Company also evaluated the impairment of goodwill in the third quarter of fiscal 2009 as part of its annual review. Based on the impairment tests performed as of June 2009, the Company determined that the goodwill of $3,125 was not impaired.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited, in thousands, except share data)
All intangible assets are related to the acquisition of SupplyNet Communications. The balances as of June 30, 2009 and September 30, 2008 are as follows:

	2009			2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Customer relationships	$1,230	$(138)	$1,092	$—	$—	$—
Developed technology	320	(48)	272	—	—	—
Tradename	70	(26)	44	—	—	—

Total intangible assets	$1,620	$(212)	$1,408	$—	$—	$—

7.	Income Taxes
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
Based on Internal Revenue Code Section 382, changes in the ownership of the Company may limit the utilization of net operating loss carryforwards of the Company. The Company has determined, as of June 30, 2009, that there are no limitations on the utilization of its net operating loss carryforwards. The Company has recorded an alternative minimum tax provision of $13 for the nine month period ending June 30, 2009.
8.	Commitments
On September 11, 2006, the Company entered into an agreement with Speedy-Tech Electronics Ltd. (“Speedy”) relating to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from Speedy against amounts owed to Speedy by the Company. As of June 30, 2009, the Company had $2,909 in open purchase commitments pursuant to this agreement.
On January 5, 2009, the Company entered into an agreement with Creation Technologies Wisconsin Inc. (“Creation”) under which Creation will provide fulfillment services and manufacture final assemblies of certain of the Company’s products. Either party may terminate the agreement upon six months prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to it from Creation against amounts owed to Creation by the Company. As of June 30, 2009, the Company had $2,514 in open purchase commitments with Creation.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited, in thousands, except share data)
9.	Major Customers
For the three months ended June 30, 2009 and 2008, the Company derived approximately $5,870 (48%) and $8,795 (57%), respectively, of its total revenues from two customers located in the United States.
For the nine months ended June 30, 2009 and 2008, the Company derived approximately $16,061 (46%) and $29,736 (54%), respectively, of its total revenues from two customers located in the United States.
Trade accounts receivable from these customers totaled $1,784 at June 30, 2009 and $1,091 at September 30, 2008.
10.	Export Sales
The Company exports its products to three regions around the world: Central America / Latin America (“CALA”), Europe / Africa (“EA”) and Asia / Middle East (“AME”). Export sales are summarized in the tables below for the three and nine months ended June 30:
Three Months Ended June 30, 2009 and 2008:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2009 sales	$12	$36	$40	$88	$12,263	$12,351
Region’s sales as % of
total export sales	13.64%	40.91%	45.45%	100.00%
Region’s sales as % of
Total Company sales	0.10%	0.29%	0.32%	0.71%	99.29%	100.00%

Fiscal 2008 sales	$3,745	$252	$38	$4,035	$11,277	$15,312
Region’s sales as % of
total export sales	92.81%	6.25%	0.94%	100.00%
Region’s sales as % of
Total Company sales	24.46%	1.64%	0.25%	26.35%	73.65%	100.00%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited, in thousands, except share data)
Nine Months Ended June 30, 2009 and 2008:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2009 sales	$640	$358	$88	$1,086	$33,863	$34,949
Region’s sales as % of
total export sales	58.93%	32.97%	8.10%	100.00%
Region’s sales as % of
Total Company sales	1.83%	1.03%	0.25%	3.11%	96.89%	100.00%

Fiscal 2008 sales	$7,465	$558	$95	$8,118	$46,533	$54,651
Region’s sales as % of
total export sales	91.96%	6.87%	1.17%	100.00%
Region’s sales as % of
Total Company sales	13.66%	1.02%	0.17%	14.85%	85.15%	100.00%
11.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2009	2008

Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock awarded as director compensation - 0 and 13,165 shares, respectively	$—	$52
Restricted common stock units awarded as director compensation - 188,202 and 0 shares, respectively	$284	$—

12.	Discontinued Operations
During July 2007, the Company formulated a plan to sell the net assets of its Fixed Cellular Phone (“FCP”) segment and exit the cellular phone market. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company designated the assets and liabilities of this segment as “held for sale”. The assets and liabilities in this disposal group were measured at the lower of their carrying value or fair value less cost to sell and were separately identified in the Consolidated Balance Sheets at September 30, 2007. During the third quarter of fiscal 2008, the Company determined it would be unable to secure a buyer of the FCP business unit. As a result, the Company made a strategic decision to abandon the FCP business effective June 30, 2008. The Company disposed of the majority of the assets and liabilities of the business. The remaining assets consist of trade accounts receivable in the amount of $396 and the remaining liabilities consist of $232 for accrued warranty, freight and royalty expenses. The remaining assets and liabilities are separately identified in the Consolidated Balances Sheets of June 30, 2009.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited, in thousands, except share data)
During the first nine months of fiscal 2009, the Company had the opportunity to sell most of the remaining FCP inventory. Telular manufactured a limited number of fixed cellular phones to facilitate an existing customer’s order. The Company has no future intentions to market or expand the production of fixed cellular phones.
The following table summarizes certain operating data for discontinued operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Revenues	$927	$1,689	$1,597	$7,544
Cost of sales	1,399	4,092	1,877	$11,252
Total operating expenses	85	2,334	117	$3,772

Loss from discontinued operations	$(557)	$(4,737)	$(397)	$(7,480)

The following table summarizes the components of discontinued operations reported in the Consolidated Statements of Cash Flows for the nine months ended June 30:

	2009	2008
Operating Activities:
Loss from discontinued operations	$(397)	$(7,480)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Intangible assets impairment loss	—	1,098
Fixed asset impairment loss	—	613
Loss on disposal of fixed assets	32	1,047
Changes in assets and liabilities:
Assets of discontinued operations	4,187	6,670
Liabilities of discontinued operations	(583)	(1,574)

Net cash provided by operating activities	3,239	374
Investing Activities:
Sale of property and equipment	94	306

Net cash provided by investing activities	94	306

Cash provided by discontinued operations	$3,333	$680

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited, in thousands, except share data)
The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets:

	June 30,	September 30,
	2009	2008
Trade accounts receivable, net	$396	$4,583
Equipment, net	—	126

Total assets	$396	$4,709

Trade accounts payable	$49	$149
Accrued liabilities	183	666

Total liabilities	$232	$815

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
Telular’s engineering team continues to develop M2M hardware products and software systems and to expand the TELGUARD digital product portfolio by addressing the growing demand and technology changes in the electronics security market. The Company is designing and developing new TELGUARD DIGITAL terminal models for various vendor panels in the security industry. Similarly, the Company is enhancing and expanding the specialty communications products associated with its TankLink service in order to better serve customer demand in that market. The Company also is devoting resources in marketing and engineering to research, specify and develop products and services for additional event monitoring applications outside of the security industry.
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

Results of Operations
Third quarter fiscal year 2009 compared to third quarter fiscal year 2008
Revenues and Cost of Sales

			Change
	2009	2008	Amount	Percentage
Net product sales
Monitoring Equipment	$5,325	$5,145	$180	3%
Terminal	1,275	5,631	(4,356)	-77%

Total product revenues	6,600	10,776	(4,176)	-39%
Service revenues	5,751	4,536	1,215	27%

Total revenues	12,351	15,312	(2,961)	-19%

Cost of sales
Products	5,099	7,980	(2,881)	-36%
Services	2,540	2,091	449	21%

	7,639	10,071	(2,432)	-24%

Gross margin	$4,712	$5,241	$(529)

Revenues
Product revenues decreased 39% primarily due to the decreased sales of our Terminal products as a result of lower, customer demand, primarily in the Central American Latin American (“CALA”) region due to depressed economies.
Service revenues increased 27% primarily due to increased sales of Telguard monitoring equipment. During the quarter there were approximately 28,000 new subscribers, bringing the total subscriber base to approximately 469,500 as of June 30, 2009. The average revenue per unit (“ARPU”) increased slightly in the third quarter of fiscal 2009 when compared to the same period of fiscal 2008.
Cost of Sales
The decrease in cost of sales of 24% in the third quarter of fiscal 2009, when compared to the same period of fiscal 2008, reflects lower product sales volumes and product mix. Gross margin, as a percentage of sales, was 38% for the third quarter of 2009 and 34% for the same period of fiscal 2008.
Product margins, as a percentage of total product revenues, were 23% for the three months ended June 30, 2009 compared to 26% for the same period in fiscal 2008. The decrease in product margins was primarily due to product mix shift.
Service margins, as a percentage of total service revenues, were 56% for the three months ended June 30, 2009, compared to 54% for the same period of fiscal 2008. The increase in service margins is due to a decrease in the cost of providing the service as a result of transitioning the billing function to an internally managed process.

Operating Expenses

			Change		% of Revenues
	2009	2008	Amount	Percentage	2009	2008

Engineering and development	$1,142	$1,390	$(248)	-18%	9%	9%
Selling and marketing	1,580	1,609	(29)	-2%	13%	11%
General and administrative	1,452	1,755	(303)	-17%	11%	11%

	$4,174	$4,754	$(580)		33%	31%

Engineering and Development
The decrease of 18% was primarily due to reductions of:
•	$128 related to reduced utilization and cost of consultants:

•	$62 in engineering material and supplies;

•	$55 in various payroll related costs including non-cash compensation;

•	$3 in various office and general expenses.
Selling and Marketing
The decrease in selling and marketing of 2% was primarily due to reductions of:
•	$232 of internal commissions and bonuses as a result of decreased product sales;

•	$163 of co-op marketing expense reflecting the decreased level of foreign terminal product sales and the reduced marketing program for certain Telguard products which was implemented last year as part of the initial offering of these products;

•	$46 of third party commission expenses, which represents a $168 increase in third party commissions related to Telguard products offset by a $214 decrease in foreign agent commissions related to product level sales in foreign countries; and,

•	$38 of trade show and other expenses.
Offsetting these reductions were an increase of $428 in salary related expenses as a result of increased marketing staff and the addition of the SupplyNet’s sales force and an increase of $22 of travel and facility costs.
General and Administrative (G&A)
The decrease of 17% was primarily due to reductions of:
•	$279 in professional fees, related to decreased legal costs as a result of reduced use of outside counsel, decreased accounting fees as a result of changing our independent public accountants and decreased consulting fees as a result of not renewing certain strategic projects undertaken in fiscal 2008;

•	$123 in payroll costs related to reduced bonuses and non-cash compensation related to stock options; and,

•	$18 in travel expenses.
Offsetting these expense reductions was a $71 increase as a result of amortization expense related to the intangibles purchased in the SupplyNet acquisition and $46 increase is various departmental expenses.
Other Income
Other income for the three months ended June 30, 2009 decreased $92 to $65 from $157 for the same period of fiscal 2008. The decrease was primarily due to a reduction in interest income of $47, the reclassification of a loss on disposal of assets related to discontinued operations from other Income to Loss From Discontinued Operations in fiscal 2008 of $35 and a decrease in various miscellaneous expenses of $10.

Income Taxes
The Company recorded an income tax provision for the three months ended June 30, 2009 related to alternative minimum taxes.
Discontinued Operations
The loss from discontinued operations of $557 for the three month period ended June 30, 2009, was primarily due to the return of phones previously sold to a customer in prior periods and the resale of those phones at a loss. The Company decided to take back the product in lieu of further attempting to collect on the outstanding account receivable from the prior period sale. Payment in the amount of 50% of the sale in the third quarter of fiscal 2009 has already been received. The remaining 50% of the sale represents the only assets from discontinued operations on the Company’s consolidated balance sheets as of June 30, 2009. It is anticipated that this outstanding receivable will be collected before September 30, 2009. The Company has no future intentions to market or expand the production of fixed cellular phones.
First nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008
Revenues and Cost of Sales

			Change
	2009	2008	Amount	Percentage
Net product sales
Monitoring Equipment	$13,473	$25,504	$(12,031)	-47%
Terminal	5,128	13,666	(8,538)	-62%

Total product revenues	18,601	39,170	(20,569)	-53%
Service revenues	16,348	15,481	867	6%

Total revenues	34,949	54,651	(19,702)	-36%

Cost of sales
Products	13,848	27,114	(13,266)	-49%
Services	7,348	7,620	(272)	-4%

	21,196	34,734	(13,538)	-39%

Gross margin	$13,753	$19,917	$(6,164)

Revenues
Product revenues decreased 53% primarily due to decreased sales of both Telguard monitoring equipment and terminal products as a result of lower customer demand. Demand for our Telguard products during the first nine months of fiscal 2008 was heightened by an FCC mandated transition from analog to digital cellular service in the first and second quarters of fiscal 2008. Sales of our terminal products were lower primarily in the CALA region due to our distributors reducing their existing inventory during the period along with a depressed economy resulting in decreased purchases.
Service revenue increased 6% due to continued increase of new subscribers. The subscriber base is approximately 469,500 as of June 30, 2009 an increase of 64,500 from approximately 405,000 subscribers as of June 30, 2008. Although the ARPU of our digital service has declined as a result of competitive pressures, the increase in the base of subscribers has resulted in the overall increase in service revenues.

Cost of Sales
The decrease in cost of sales of 39% in the first nine months of fiscal 2009 when compared to the same period of fiscal 2008 reflects both lower sales volume and product mix. Gross margin, as a percentage of sales, was 39% for the first nine months of fiscal 2009 as compared to 36% for the same period last year.
Product margins, as a percentage of total product revenues, were 26% for the nine months ended June 30, 2009 compared to 31% for the same period in fiscal 2008. The decrease in product margins was primarily due to product mix.
Service margins, as a percentage of total service revenue, were 55% for the first nine months of fiscal 2009 and were 51% for the same period of last year. This increase is a result of cost reduction measures taken in providing the monitoring service.
Operating Expenses

			Change		% of Revenues
	2009	2008	Amount	Percentage	2009	2008

Engineering and development	$3,655	$4,059	$(404)	-10%	10%	8%
Selling and marketing	4,631	5,079	(448)	-9%	13%	9%
General and administrative	4,832	5,691	(859)	-15%	14%	10%

	$13,118	$14,829	$(1,711)		37%	27%

Engineering and Development
Engineering and development expenses decreased $404 primarily due to reductions of:
•	$170 in professional fees primarily due to placement fees incurred in fiscal 2008 to fill open positions resulting from the move of the Engineering and Development function to Atlanta from New York;

•	$137 in engineering materials and supplies;

•	$79 in payroll costs related to reductions in bonuses and non-cash compensation related to stock options;

•	$75 in travel expenses which reflects the move of the Engineering and Development function to Atlanta from New York in fiscal 2008; and,

•	$38 in various general and miscellaneous expenses.
These expense reductions were offset by a $95 increase in facility and office expenses related to moving expenses incurred as a result of relocating the engineering and development function from New York to Atlanta and increased facility cost allocated to engineering and development as a result of the purchase of SupplyNet.
Selling and Marketing
Selling and marketing expenses decreased $448 primarily due to reductions of:
•	Expenses specifically related to the decreased level of product sales:
•	$661 of third party commission expenses;

•	$424 of co-op marketing expenses; and,

•	$360 of internal commissions.
•	$71 in trade show related expenses

•	$54 in the utilization of marketing consultants
Offsetting these expense reductions was a $1,060 increase in payroll expenses as a result of the addition of marketing and sales staff as a result of the purchase of SupplyNet, the absorption of costs that were allocated to the abandoned FCP business segment in fiscal 2008, and a $62 increase in travel expenses.

General and Administrative (G&A)
G&A expenses decreased $859 primarily due to reductions of:
•	$432 in professional fees, related to decreased legal costs as a result of reduced use of outside counsel, decreased accounting fees as a result of changing our independent public accountants and decreased consulting fees as a result of not renewing certain strategic projects undertaken in fiscal 2008;

•	$357 in payroll related expenses as a result of bonus accrual reductions and non-cash compensation related to issued stock options and stock option modifications;

•	$294 of general expenses primarily as a result of the reduction of amortization expenses related to a prepaid loan fee and reduced commercial insurance premiums;

•	$58 of travel expenses;

•	$47 of facility and office expenses; and,

•	$42 of various expenses related to NASDAQ fees and the production of the Company’s annual report .
Offsetting these reductions was an increase of $212 of amortization expense related to the intangibles purchased in the SupplyNet acquisition and $159 in public company expenses, primarily due to increased proxy expenses related to the proxy contest in fiscal 2009.
Other Income
Other income for the nine month period ended June 30, 2009 decreased $59 from $288 for the same period of fiscal 2008. The decrease was primarily due a reduction in interest income of $40 and a decrease of $19 in various miscellaneous expenses.
Income Taxes
The Company recorded an income tax provision for the nine months ended June 30, 2009 related to alternative minimum taxes.
Discontinued Operations
The loss from discontinued operations of $397 for the nine- month period ended June 30, 2009, was primarily due to the return of phones previously sold to a customer in prior periods and the resale of those phones at a loss. The Company decided to take back the product in lieu of further attempting to collect on the outstanding account receivable from the prior period sale. Payment in the amount of 50% of the resale in the third quarter of fiscal 2009 has already been received. The remaining 50% of the sale represents the only assets from discontinued operations on the Company’s consolidated balance sheets as of June 30, 2009. It is anticipated that this outstanding receivable will be collected before September 30, 2009. The Company has no future intentions to market or expand the production of fixed cellular phones.
Liquidity
Management regularly reviews net working capital in addition to cash to determine if it has enough cash to operate the business. On June 30, 2009, the Company had $18,201 of unrestricted cash and cash equivalents and a working capital surplus of $27,084. Based upon its current operating plan, the Company believes its existing capital resources, including the line of credit with Silicon Valley Bank, will enable it to maintain its current and planned operations. Cash requirements may vary and are difficult to predict given the volatility of demand in certain of the developing markets targeted by the Company. The Company expects to maintain the levels of cash reserves that are required to undertake major product development initiatives and to qualify for large sales opportunities.

Cash From Operations
The Company generated $5,819 of cash from operations during the first nine months of fiscal year 2009 compared to cash generated of $6,346 during the same period of fiscal year 2008. The components of cash generated for the first nine months of fiscal 2009 are as follows:

$749
The decrease in trade accounts receivable is due to the timely collection of outstanding balances, resulting from a more favorable product mix. Service revenue represents 47% of Telular’s total revenues for the nine-month period ending June 30, 2009. The accounts receivable associated with this revenue stream are generally collected within 30 days of invoicing.

2,348	The decrease in inventory reflects the Company overall inventory strategy; sell from exiting stock while reducing production levels to augment the reduction in sales levels.
533
Trade accounts payable primarily consists of amounts due to Telular’s contract manufacturers. The increase reflects increased purchases from our contract manufactures, mostly during the last month of the quarter. These vendors have extended payments terms, thereby increasing the overall trade accounts payable balance at June 30, 2009.

(1,305)
The decrease in accrued liabilities was primarily due to payments for bonuses, royalties and co-op advertising and the reduction in liability balances related to reduced sales volumes such as agent commissions, professional fees and certain operating expenses.

1,967	Non-cash expenses: $1,176 from stock based compensation; $579 depreciation expense; $212 amortization expense.
676	Net cash provided by other working capital items.
851	Income from continuing operations; cash provided.

$5,819	Total cash provided by continuing operations

Cash Used in Investing Activities
Investing activities used $3,107 of cash for the first nine months of fiscal 2009 primarily from the acquisition of SupplyNet Communications for $2,375 and from the purchase of equipment of $732. This compares to cash used in investing activities of $671, primarily from purchase of equipment of $1,011, offset with the release of $340 of restricted cash, for the same period of fiscal 2008.
Cash Used in Financing Activities
The decrease in cash from financing activities of $9,012 in the first nine months of fiscal 2009 is due to the Company’s payment of notes payable of $978, which were acquired in the SupplyNet purchase, and the repurchase of its common stock on the open market of $8,034. Cash of $2,600 was provided by financing activities in the first nine months of fiscal year 2008 as a result of the exercise of stock options and warrants.
Cash Flows of Discontinued Operations
The increase in cash from discontinued operations of $3,333 was due to the collections of trade accounts receivable of $3,239 and $94 from the sale of the remaining fixed assets that were previously associated with the FCP business segment that was abandoned in effective June 30, 2008.

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
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At June 30, 2009, and September 30, 2008, the inventory reserves for continuing operations were $89 and $84, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
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
The words “estimate”, “project”, “intend”, “expect”, “believe”, “target” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management’s Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as is required by law, the Company is not obligated to and expressly disclaims any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Other risks and uncertainties are discussed in Exhibit 99 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008 which is hereby incorporated by reference.

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
During the quarter ended June 30, 2009, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The following table contains information about repurchases of the Company’s common stock during the first nine months of fiscal 2009:

				Number of Shares	Approximate Dollar
				Purchased as Part of	Value of Shares That
		Total Number	Average	Publicly Announced	May Yet Be Purchased
		of Shares	Price Paid	Plans or Programs (1)	Under the Plans or
Period		Purchased	per Share	(2)	Programs (1)
November 1, 2008 – November 30, 2008	(1)	154,065	$1.37	154,065	$3,662,064
December 1, 2008 – December 31, 2008	(1)	451,471	$1.47	451,471	$2,998,303
January 1, 2009 – January 31, 2009		—	$—	—	$—
February 1, 2009 – February 28, 2009	(1)	1,040,165	$1.57	1,040,165	$1,360,689
March 1, 2009 – March 31, 2009	(1)	79,582	$1.71	79,582	$1,224,813
April 1, 2009 – April 30, 2009		—	$—	—	$—
May 1, 2009 – May 31, 2009		—	$—	—	$—
June 1, 2009 – June 30, 2009	(2)	2,344,857	$2.30	2,344,857	$1,224,813

Total		4,070,140		4,070,140

(1)	In July 2008, our Board of Directors approved a stock repurchase program for up to $5 million of our common stock.

(2)	Telular completed a modified “Dutch Auction” tender offer on June 19, 2009, buying back 2,344,857 of the Company’s oustanding common stock for $5,385,670.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS
The following documents are filed as Exhibits to this report:

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation
Date August 10, 2009	By:	/s/ Joseph A. Beatty
Joseph A. Beatty
President and Chief Executive Officer

Date August 10, 2009		/s/ Jonathan M. Charak
Jonathan M. Charak
Chief Financial Officer

Date August 10, 2009		/s/ Robert Deering
Robert Deering
Controller and Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith