Form 10-K
period 2009-09-30
TELULAR CORP
filed 2009-12-14
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2009
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
(312) 379-8397
(Registrant’s telephone number, including area code)
Securities registered pursuant to 12(b) of the Act:

Title of Each Class Common Stock, $.01 Par Value	Name of each exchange on which registered The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 31, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $27,232,807 (based upon the closing sales price of such stock as reported by The NASDAQ Stock Market LLC on such date). The number of shares outstanding of the registrant’s Common Stock as of December 7, 2009, the latest practicable date, was 14,933,938 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year ended September 30, 2009 are incorporated by reference in Part III of this Form 10-K.

PART I
(Dollars in Thousands, Except Per Share Data)

ITEM 1.	BUSINESS
OVERVIEW
Telular Corporation (Telular or the Company) designs, develops and distributes products and services that utilize wireless networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings combine the Company’s historical competency in developing cellular networking electronics with the data transport capabilities of commercial wireless networks in order to create information networking solutions.
Telular was established in 1986 when it acquired the intellectual property rights for its cellular interface concept and methodology. Today, it creates solutions based on the development of specialized wireless terminals that work in conjunction with software systems to provide integrated event monitoring and reporting services for machine-to-machine (M2M) applications. M2M applications typically involve outfitting machinery with sensors and remotely reading those sensors to improve process efficiency in areas such as supply chain management, security monitoring, meter reading, vehicle tracking and many other commercial and industrial situations. Telular’s core competencies with wireless networking evolved from its original focus of developing and marketing Fixed Cellular Terminals (FCTs) and Fixed Cellular Phones (FCPs) to markets in North America and in developing countries around the world.
COMPANY STRATEGY
Strategically, Telular is focused on M2M market segments in which the Company can provide a differentiated product and service offering using specialized electronics and wireless networks to improve information flows and enhance solutions in areas such as home security and supply chain optimization. In addition, Telular continues to sell general purpose, wireless terminals (i.e., FCTs) that enable end users to transmit voice, data and fax information over commercial wireless networks.
The Company’s Telguard solution supports residential and commercial security dealers and generates a majority of Telular’s revenue. The Telguard solution includes a specialized terminal unit which interfaces with commercial security control panels and then communicates with Telular’s event processing servers to provide real-time transport of alarm signals from residential and commercial locations to an alarm company’s central monitoring station. Alarm monitoring companies purchase the products and cellular service from Telular and resell them to end users in order to provide wireless conveyance of alarm signals, which were historically sent over traditional wireline phone networks. While the Company’s Telguard solution can function as a backup to a traditional telephone line, it is increasingly being used as the primary means for the transmission of alarm signals as end users eliminate traditional phone lines in favor of voice-over-IP (VoIP) connections and cellular telephones.
The Company’s TankLink solution combines a specially designed cellular communicator, wireless data services and a web-based application into a single offering which allows end-users to remotely monitor the level of product contained in a given tank vessel. Telular’s cellular communicator interfaces with a variety of commercially available sensors and conveys the level-reading of those sensors to our event processing servers. This information commonly feeds a vendor managed inventory (VMI) program that improves the efficiency and timeliness of product delivery, while optimizing the amount of product held by customers at any given time. Many of the Company’s existing TankLink systems are installed in fuel and lubricant tanks. Additional market segments served include industrial chemicals, food additives and waste water treatment.
In its Telguard and TankLink service lines, Telular embeds wireless data services in its solutions. The Company is able to resell and service its customers through agreements it has negotiated with major wireless network operators in the United States. Management believes Telular’s status as a wireless data reseller and service provider represents an advantage over a number of its competitors because we are able to offer this as an embedded service within our products and we have a high volume of subscribers to achieve economies of scale as a wireless service provider.

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
GEOGRAPHICAL MARKETS
Telguard products and service are currently sold only in the United States, although the Company continues efforts to expand service to other North American countries during fiscal 2010.
Currently, the vast majority of M2M tank applications served by Telular are located within the United States, with some recent fiscal year 2010 sales to Mexico. These installations span the entire country and the Company expects to expand over time into other countries, particularly in Latin America where it has strong relationships with the leading wireless carriers.
The Company currently focuses its FCT sales efforts in North and South America, but also has sales in Africa, Asia and the Middle East.
In total, 98% of the Company’s revenues are derived from customers within the United States.
TECHNOLOGY
Integral to our success in the Telguard and M2M space is our experience in processing data messages over the cellular networks. Our data processing center is able to process hundreds of thousands of messages effectively and on a real-time basis each day, which is critical for our customers, particularly within the security space. Also critical to our success is the ability to develop new products and features that may become necessary as new applications are developed or are otherwise considered desirable by the markets that we serve. We can also leverage our technical knowledge related to cellular radios and our engineering skills to develop new products and services based on our core technology platform to serve other M2M vertical markets.
RESEARCH AND DEVELOPMENT AND PRODUCT LINES
Our Telguard and TankLink M2M solutions operate in conjunction with real-time, transaction processing servers which receive data, transform the data, and immediately forward the result to our customers. The M2M tank level monitoring and Telguard security solutions are a combination of hardware product design along with software system design. In both cases, the software system is capable of high-volume, real-time transaction processing of mission critical data (security alarms and tank fill levels). Such integrated hardware and software system solutions will be the focus of our research and development activities going forward and can be further applied to event monitoring opportunities in other vertical markets. Telular has built a core competency in developing products which enable devices such as standard telephones, fax machines and computers to utilize both GSM-based and CDMA-based wireless networks.
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

Research and development activities sponsored by the Company for the years ended September 30, 2009, 2008, and 2007, were $2,974, $4,448, and $6,076, respectively, and are included in engineering and development expense. There are no customer sponsored research and development activities included in any of those years.
The following details areas of product delivery and research during fiscal 2009 and anticipated in fiscal 2010.
Telguard — Telular’s engineering team continues to update the Telguard digital product portfolio by addressing the growing demand and technology changes in the electronics security market. In fiscal 2009, Telular enhanced the functionality of its TG-9 product and undertook a redesign of certain other Telguard hardware devices. Product innovation within this space is important for the long-term success of this business, and we expect to continue to enhance our products as part of our overall business strategy.
TankLink — The fiscal 2009 acquisition of TankLink Corp. (formerly known as SupplyNet Communications, Inc.) brought the Company a successful wireless communicator product line for tank level monitoring. Enhancements to this hardware and its supporting message center have been made during 2009. Telular plans to further enhance this product line during fiscal 2010 to support a wider array of sensors and to add additional features to the hardware products which enable the service offering.
Other M2M Solutions — During 2009, Telular evaluated a number of vertical and sub-vertical M2M markets to determine the viability of creating or acquiring a product and/or service for these markets. While the Company did not develop any such solutions, it will continue to examine growth possibilities and new solutions in the M2M market space.
SALES, MARKETING SERVICE AND SUPPORT
Domestic Sales
In the United States, Telular markets both its Telguard and FCT products through an Atlanta-based sales group. Telguard customers are security system distributors and security service dealers to which the Company sells on a direct basis. Telular utilizes a number of manufacturer’s representatives to manage approximately 3,500 customer relationships for the Telguard products. FCT customers are either large cellular carrier or Value Added Resellers (VARs) dedicated to niche market applications enabled by the Company’s FCT products. Telular’s TankLink solutions are sold through a small, Chicago-based sales team which focuses on supporting key VARs, which distribute the vast majority of the Company’s TankLink products and services. For fiscal years 2009, 2008 and 2007 the Company’s domestic revenues were $46,218 (98%), $56,786 (86%) and $64,769 (87%) of total revenues, respectively.
International Sales
Our international sales team is based in Miami and covers key markets such as Latin America. These markets include significant cellular carrier customers in countries such as Mexico. In addition, Telular has built strong relationships with distributors and VARs in a number of these and other markets. In fiscal years 2009, 2008 and 2007 the Company’s international revenues were $976 (2%), $9,368 (14%) and $9,738 (13%) of total revenues, respectively.
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
MAJOR CUSTOMERS
In fiscal 2009, the Company derived 31% of its total revenues from ADT, a major U.S. securities systems provider, and 13% of its total revenue from ADI, a large U.S. distributor of security systems and related products.

MANUFACTURING
Telular’s products are manufactured by contract manufacturers in China and the United States and are tested with proprietary testing suites that Telular creates and provides to these manufacturers. We also conduct comprehensive quality control and quality assurance surveillance during the manufacturing process. Telular contracts directly with a number of key suppliers to buy certain, critical components of its products, including cellular transceiver modules.
EXECUTIVE OFFICERS
The executive officers of Telular and their ages as of December 14, 2009 are as follows:

Name	Age	Position
Joseph A. Beatty	46	President, Chief Executive Officer and Director
Jonathan M. Charak	40	Senior Vice President, Chief Financial Officer and Secretary
George S. Brody	55	Senior Vice President, Telguard and Terminals
Robert L. Deering	51	Controller, Treasurer and Chief Accounting Officer
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
George S. Brody has served as Senior Vice President, Telguard and Terminals since June 2003. Previously, Mr. Brody worked as a consultant in the telecommunications industry from 2002 to 2003. From 2000 to 2002, Mr. Brody was Vice President of Sales and Marketing for Evolution Networks, Inc. From 1995 to 2000, Mr. Brody served as Vice President, Sales and Marketing for Philips Electronics. Prior to that, he was Vice President, Worldwide Marketing for Burle Industries (1987-1995). Mr. Brody began his career at RCA in 1978.
Robert L. Deering was appointed Controller, Treasurer and Chief Accounting Officer in October 2005. Mr. Deering had previously been the Corporate Controller for VASCO Data Security International, Inc. from June 2002 to October 2005. Prior to that, he was the Controller for various technology and manufacturing companies. Mr. Deering began his career in public accounting at PricewaterhouseCoopers in 1979. He has a BA in Accounting and has a CPA certificate.
EMPLOYEES
The Company has 94 full time employees, of which 42% are in sales, customer service and marketing, 13% in manufacturing support, 29% in engineering and product development and 16% in finance and administration. None of the Company’s employees are represented by organized labor and all of the Company’s employees are located in the United States.

COMPETITION
Telular believes its advantages over the competition include:
Greater focus — Telular is focused on creating M2M solutions, which we develop by combining our historical competency in designing cellular networking electronics with the data transport capabilities of commercial wireless networks. This focus allows us to develop products best suited to our customers’ needs, resulting in products that are easier to install and maintain and are more reliable. Our primary competitors have the bureaucracy normally associated with large companies and the management distraction associated with overseeing a broad array of products and services; many of which are unrelated to one another.
More experience — Telular has been in the cellular electronics business for over 20 years. We have deployed products in more than 130 countries worldwide, reflecting the quality, reliability and innovation of our product portfolio.
Broader product line — Telguard, our largest line of business, includes a more diverse set of hardware products than any of our competitors and we believe this gives our customers a greater selection of devices from which to choose.
Economies of Scale — Telguard’s fully integrated end-to-end cellular solution is now utilized by over 500,000 individual subscribers which help to minimize costs on a per user basis. This large customer base also represents significant experience and demonstrates credibility to the market.
Service and support — Telular provides customers with comprehensive customer service and product support. We believe that our commitment and ability to provide superior service differentiates us from our competition.
Financial strength — Telular is currently generating cash from operations; has no indebtedness; and maintains a substantial cash balance. We believe that this financial strength gives us an ability to develop new products and services and defend against competitive initiatives very well.
There are several firms that compete with the Company’s Telguard products and services. These primary competitors include: Honeywell, DSC, Numerex and Alarm.com. Telular believes it has a significant portion of the market share for cellular alarm communicators, having introduced the first such device for digital cellular networks in March 2006. Demand for cellular communicators has increased markedly over the past year. We believe this is due to consumers eliminating traditional telephone lines and therefore, requiring a cellular communicator to enable a home security system. If this trend continues, the Company believes that Telular and its competitors will continue to see substantial demand for products and related services.
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
With regard to the other terminal products sold by Telular, there are a large number of competitors that manufacture and sell FCTs. They include: Ericsson, Axesstel, YX and numerous other manufacturers in Asia and elsewhere. Much of the demand for these terminals is outside the United States and demand is concentrated among the large wireless carriers that operate in various countries around the world. Competition is based on reputation, features and pricing. Telular’s products have historically sold well in Latin America and the Company is able to realize an acceptable selling price due to Telular’s reputation for quality products in that region. The FCT business is not a primary focus of Telular but it continues to earn an acceptable contribution margin and will be maintained for as long as it continues to do so.
Telular has granted a license for its patents to Ericsson and currently faces competition for FCT sales from Ericsson.

PATENTS AND OTHER INTELLECTUAL PROPERTY
PATENTS
With respect to its intelligent interface technology, Telular currently has 22 issued and active U.S. patents as well as 4 foreign patents. Telular has successfully defended some of its patents in court. These law suits have not had a material effect on the Company’s financial position. Although Telular believes its intelligent interface can be adapted to accommodate emerging wireless technologies, there can be no assurance that these new applications will fall within the scope of the existing patent protection.
TRADEMARKS AND OTHER PROPRIETARY INFORMATION
Telular has 6 registered U.S. trademarks, which are: Telular (block), TELULAR plus design, CELJACK, Hexagon Logo, PHONECELL, TELGUARD and WiPATH. Telular has 4 pending U.S. trademark applications (for “LOSE THE LINE KEEP THE CONNECTION”, “WIRELESSLY PROTECTED”, “TANKLINK” and “TANKLINK” logo). In addition, Telular has a total of 21 foreign trademark registrations covering the names and logos used for some of its products.
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
You should carefully consider the following risks before you decide to buy our common stock. If any one of these risks or uncertainties were to occur, our business, financial condition, results and performance could be seriously harmed and/or the price of our common stock might significantly decrease.
Technology changes rapidly in our industry and our future success will depend on our ability to keep pace with these changes and meet the needs of our customers.
The wireless solutions industry is characterized by rapid technological advances, evolving industry standards, changing customer needs and frequent new product introductions and enhancements. The fixed cellular telecommunications industry also is experiencing significant technological change. The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and technology obsolete and unmarketable. The process of developing new technology and products is complex, uncertain and expensive, and success depends on a number of factors, including:
•	proper product definition;

•	component cost;

•	resolving technical hurdles;

•	timely completion and introduction to the market;

•	differentiation from the products of our competitors; and

•	market acceptance of our products.
We may not be successful in developing and marketing new products and enhancements or we may experience difficulties that prevent development of products and enhancements in a timely manner. In addition, our products may fail to meet the needs of the marketplace or achieve market acceptance. Any of these circumstances would seriously harm our results and financial condition.

Our results depend on our ability to develop and introduce new products and to reduce the costs to produce existing products.
The process of developing new technology is complex and uncertain, and if we fail to accurately predict the changing needs of our customers and emerging technological trends, our results and financial condition may suffer. We must commit significant resources, including those contracted from third parties, to develop new products before knowing whether our investments will result in products the market will accept. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, and achieve market acceptance of our products, or that products and technologies developed by others or new industry standards will not render our products or technologies obsolete or noncompetitive. Furthermore, we may not successfully execute on new product opportunities because of technical hurdles that we or our contractors fail to overcome in a timely fashion. This could result in competitors providing a solution before we do, and loss of market share, revenues and earnings.
Products from our investments in research and development of new products may not be realized for an extended period of time, if at all.
The Company has made significant investments in research and development for new products, services and technologies. Significant revenue from these investments may not be achieved for a number of years, if at all. Further, we may be required to purchase licenses from third parties in connection with the development of new products and these licenses may not be available on commercially reasonable terms, or at all. Even if we successfully introduce new products and technologies, our products may not be accepted by the market or we may be unable to sell our products at prices that are sufficient to recover our investment in developing those new products. Moreover, if these products are profitable, gross profit for these products may not be as high as the margins historically experienced for our other products.
We must devote substantial resources to research and development to remain competitive and we may not have the resources to do so.
For us to be competitive we must continue to dedicate substantial resources to research and development of new products and enhancements of current and future products as described above. If we are unable to devote sufficient resources to fund necessary research and development or if our research and development efforts are unsuccessful, such failure may have a material adverse effect on our business and our stock price may decline.
Unfavorable economic events including competitive pricing pressure in our target markets could lead to lower sales of our products.
The Company has identified significant growth opportunities in a variety of markets, such as the M2M market. Each of these markets will develop at a different pace, and the sales cycle for these markets is likely to be several months or quarters.
Pricing for Fixed Cellular Terminals has been declining along with pricing in general for telecommunications equipment and other technology products. We believe that these pricing trends will continue in the future and perhaps accelerate, particularly if large companies with greater purchasing power enter the market or other competitors enter the market with lesser quality products or improper license rights.
In addition, unfavorable general economic conditions in any market will have a negative effect on sales in that market. Because economic conditions in one region often affect conditions globally, unfavorable general economic conditions in one market or region might result in damage to industry growth and demand in other markets as well.
The decline in the U.S. housing market may negatively impact sales and profitability of the Company’s Telguard products and services. Since end users oftentimes purchase security systems and associated cellular alarm communicators, such as Telguard, when they are moving into a new residence, a slowdown in the housing sector could cause purchases of Telguard products and services to slow or decline. Furthermore, if general economic conditions slow or if a recession occurs, end users may choose to eliminate the protection offered by Telguard services as consumers re-examine discretionary expenditures.

We believe recent demand for our Telguard products has been driven in part by end users eliminating traditional phone lines in favor of VoIP and cellular telephones. If this trend does not continue, overall demand for the Telguard products could be negatively affected.
Similarly, the adoption rate for our TankLink and other M2M solutions often depend upon the prices at which we are able to sell our products and services relative to the potential cost savings which end users anticipate. If we are unable to continually reduce our TankLink and other M2M solution pricing, we may not experience sufficient demand for our TankLink and other M2M products and solutions. Furthermore, if customers cannot obtain financing to fund the upfront purchase of such products and services, our TankLink and other M2M sales, growth rates, and profitability may be negatively impacted.
Our efforts to increase the focus of our production, marketing and sales efforts to the M2M market may not be successful.
The success of our current efforts to increase our focus on the M2M market will depend on our ability to develop and market solutions that are attractive to customers and to control our costs for those solutions. We cannot assure that these efforts will be successful.
We rely on third parties to manufacture our products and others to manufacture components for our products.
We use subcontractors to manufacture our products and product components, such as cellular transceivers and radio modules, and to assemble our products, such as Fixed Cellular Terminals. In the past, we experienced delays in receiving subcontracted components and assembled products that resulted in delays in our ability to deliver products. We may experience similar delays in the future.
Our inability to obtain sufficient quantities of raw materials and key components when required could result in delays or reductions in product shipments and increased costs for affected parts. In addition, production capacity constraints at our subcontractors could prevent us from meeting production obligations.
Delays in product deliveries for any reason or our failure to deliver products could significantly harm customer relationships and result in the loss of potential sales. Delivery delays or failures could also be subject to litigation.
We rely on limited or sole sources for many of our components, and the loss of any such sources may adversely impact our business.
It is not always possible to maintain multiple qualified suppliers for all of our components and subassemblies. As a result, some key components are purchased only from a single supplier or a limited number of suppliers. If demand for a specific component increases, we may not be able to obtain an adequate supply of that component in a timely manner. In addition, if our suppliers experience financial or other difficulties, the availability of these components could be limited. It could be difficult, costly and time-consuming to obtain alternative sources for these components or to change product designs to make use of alternative components. If we are unable to obtain a sufficient supply of components, if we experience any interruption in the supply of components or if the cost of our components increases, our ability to meet scheduled product deliveries could be harmed, which could result in lost orders, harm to our reputation and reduced revenues.
Several of our sole sourced components in existing products are at end-of-life from their manufacturers. We are attempting to source more of these components using brokers in the secondary market but expect that we may run out of these components for several of our products during fiscal 2010. While we can design replacement products with available components, we cannot assure you that we will successfully redesign these products and retain the revenue associated with the existing products which are subject to end-of-life components.

We rely on cellular networks for service revenue that may be affected by the following:
•	service may be interrupted or limited due to carrier transmission limitations caused by atmospheric, terrain, other natural or artificial conditions adversely affecting transmission;

•	interruption of service due to cellular carrier equipment modification, upgrades, repairs and other similar activities;

•	service may be limited based on available coverage;

•	interruption of service may occur between various cellular network and participating carriers;

•	the cost of this service could be increased such that it will affect our ability to compete while maintaining satisfactory margins; and,

•	carriers disclaim all liability of any nature to customers, whether direct, indirect, incidental or consequential, arising out of our customer’s use of their service.
In the event that we experience significant cellular networks delays or interruption of service, we would have difficulty maintaining customers and our revenues could decline substantially and harm our business.
Corr Wireless Communications, LLC provides a substantial portion of our network capability. A network malfunction or a contractual dispute between us and this carrier or among this carrier and other major U.S. carriers could materially impact the operation of our services and/or our financial results.
AT&T Wireless also provides a substantial portion of our network capability. A network malfunction or a contractual dispute between us and this carrier or among this carrier and other major U.S. carriers could materially impact the operation of our services and/or our financial results.
We have two highly significant customers and the loss of these particular customers may seriously harm our business.
ADT and ADI, customers of our Telguard products and services, represented 44% of our total revenue in fiscal 2009. If these customers choose to use fewer of our products or stop using our products in total, our financial results could be materially impacted. In addition, both customers influence the purchasing decisions of many other of our customers by specifying which equipment must be installed in end user security systems that it may purchase from these customers. If these customers remove our products from its list of acceptable equipment, our financial results may be materially impacted.
We have extended credit terms with one key customer.
In order to more rapidly grow our presence in the tank monitoring market, we have offered extended payment terms to one key VAR customer. These extended payment terms have resulted in a disproportionately large receivables balance in excess of $2,500 as of September 30, 2009. We have executed a security agreement with the key customer but there is no guarantee that this security agreement will allow us to realize our balance due should this customer become financially distressed. If we are unable to collect our receivables balance from this customer, or other such customers in the future, our financial results could be materially impacted.
If we cannot sustain profitable operations, we may not be able to obtain the funding we need to operate our business.
At times during the recent past, the Company has incurred operating losses. We incurred a net loss of $1,379 for the year ended September 30, 2008 and $1,946 for the year ended September 30, 2007. We cannot guarantee that we will be successful in maintaining profitability and our ability to continue operations depends on having adequate funds to cover our expenses. Our current operating plan provides for significant expenditures for research and development of new products, development of new markets for our products, and marketing programs for our products. At September 30, 2009, we had $17,904 in cash and cash equivalents and a working capital surplus of $28,666.

In the future, we may need to utilize financing sources such as public or private sales of our equity or debt securities. We cannot assure you that if we needed additional funds we would be able to obtain them or obtain them on terms we find acceptable. If we could not obtain the necessary financing we may cut back operations, which might include the scaling back or elimination of research and development programs.
Our operating results may fluctuate greatly on a quarterly and annual basis, which may cause the price of our common stock to be volatile.
Our quarterly and annual operating results may fluctuate greatly due to numerous factors, many of which are beyond our control. Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this “Risk Factors” section:
•	our reliance on large volume orders from only a few customers for most of our product sales, which may result in volatility when those orders are filled and not immediately followed by comparable orders;

•	variations in our distribution channels;

•	the mix of products we sell;

•	general economic conditions in our target markets;

•	the timing of final product approvals from our customers or regulators;

•	the timing of orders from and shipments to major customers;

•	the timing of new product introductions by us or our competitors;

•	changes in our pricing policies and the pricing policies of our suppliers and our competitors;

•	changes in the terms of our arrangements with customers and suppliers;

•	the availability and cost to us of the key components for our products;

•	ability of our customers to accurately forecast demand for our products by their end users;

•	delays or failures to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast our manufacturing needs;

•	change in the financial position of our manufacturers;

•	an increase in product warranty returns or in our allowance for doubtful accounts;

•	operational disruptions, such as transportation delays or failures of our order processing system;

•	the timing of personnel hirings; and

•	delays in the introduction of new or enhanced versions of our existing products or market acceptance of these products.
A substantial portion of our sales in a given quarter may depend on obtaining orders for products to be manufactured and shipped in the same quarter in which those orders are received. As a result of these factors, period-to-period comparisons of our operating results may not be meaningful, and you should not rely on them as an indication of our future performance. In addition, our operating results may fall below the expectations of public market analysts or investors. In this event, our stock price could decline significantly. These period-to-period fluctuations may contribute to the volatility in the price of our common stock, as described below.

Our common stock price has been extremely volatile, and extreme price fluctuations could negatively affect your investment.
The market price of our common stock has been extremely volatile. Since October 1, 1999, the price of our common stock has ranged from a high of $32.00 to a low of $1.00 per share.
Publicized events and announcements may have a significant impact on the market price of our common stock. For example, the occurrence of any of the following events could have the effect of temporarily or permanently driving down the price of our common stock:
•	shortfalls in our revenue or net income;

•	the results of product trials or the introduction of new products by us or our competitors;

•	market conditions in the telecommunications, technology and emerging growth sectors; and

•	rumors related to us or our competitors.
In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the market prices for emerging growth and technology companies, like Telular, and which often are unrelated to the operating performance of the affected companies. These broad fluctuations may negatively affect your ability to sell your shares at a price equal to or greater than the price you paid. In addition, a decrease in the price of our common stock could cause it to be delisted from the NASDAQ National Market.
From time-to-time we face litigation that could significantly damage our business and financial condition.
In the telecommunications equipment and other high technology industries, litigation increasingly has been used as a competitive tactic by both established companies seeking to protect their position in the market and by emerging companies attempting to gain access to the market. In this type of litigation, complaints may be filed on various grounds, such as:
•	antitrust;

•	breach of contract;

•	trade secret;

•	copyright or patent infringement;

•	patent or copyright invalidity; and

•	unfair business practices.

We are currently defending ourselves against several such claims. Whether or not they have any merit, we incur substantial expense and management’s attention may be diverted from operations. This type of litigation also may cause confusion in the market and make our licensees and distributors reluctant to commit resources to our products. Any of these effects could have a significant negative impact on our business and financial condition. In particular, an adverse result from intellectual property litigation could force us to do one or more of the following:
•	cease selling, incorporating or using products that incorporate the challenged intellectual property;

•	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

•	redesign products that incorporate the disputed technology.
If we are forced to take any of the foregoing actions, we could face substantial costs and shipment delays and our business could be seriously harmed. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate to indemnify us for all liability that may be imposed.
In addition, it is possible that our customers or end users may seek indemnity from us in the event that our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expenses to us that could harm our operating results. Our largest customer is entitled to indemnification for such claims and has, in fact, sought such indemnification recently based on notice of infringement provided to this customer and to the Company by a party that has recently begun litigation against the Company and our customer based on this infringement claim.
Although our patents have been successfully defended in courts in the United States and New Zealand, rulings in such cases may not apply to new products. In the event that any of our patents or other intellectual property rights were deemed invalid or were determined not to prohibit competing technologies as a result of litigation, our competitive position may be significantly harmed.
Our costs may increase if we are unable to accurately forecast our needs.
Lead times for ordering components from our manufacturers vary significantly and depend on various factors, such as the specific supplier, contract terms and demand for and availability of a component at a given time. If our forecasts are less than our actual requirements, we may not be able to obtain products in a timely manner. Furthermore, if we cannot produce our products in a timely manner, the liquidated damages provisions in some of our contracts with our customers may result in our selling our products at a loss. If our forecasts are too high, we and our manufacturer will be unable to use the components that were purchased based on our forecasts. The cost of the components used in our products tends to drop rapidly as volumes increase and technologies mature. Therefore, if we are unable to use components purchased based on our forecasts, our cost of producing products may be higher than our competitors’. Excess components or inventory will tie up working capital and cause us to incur storage and other carrying costs, which may cause us to borrow additional funds that may not be available on commercially reasonable terms. Further, excess components or inventory not used or sold in a timely manner may become obsolete, causing write-offs or write-downs, which could seriously harm our results of operations.
Quality control problems could harm our sales.
We believe that our products currently meet high standards of quality. We have instituted quality-monitoring procedures. Most of our major subcontractors also have quality control procedures in place and are ISO-9001:2000 compliant, but could experience quality control problems. If this occurs, the quality of our products could suffer, which could significantly harm product sales.
We may experience long sales cycles for our products, as a result of a variety of factors.
Our sales cycle depends on the length of time required for adoption of new technologies in our target markets. In addition, the period between our initial contact with a potential customer and its decision to purchase our products is relatively long. The evaluation, testing, acceptance, proposal, contract negotiation, funding and implementation process can extend over many months. Based on our limited operating history, it generally takes us between three and nine months to complete a sale to a customer. However, in certain instances the sales cycle may be substantially longer. If our sales cycle unexpectedly lengthens in general or for one or more large orders, the timing of our revenues and results of operations could be harmed, which in turn could reduce our revenues in any quarter. Therefore, period-to-period comparisons of our results of operations may not necessarily be meaningful, and these comparisons should not be relied upon as indications of future performance. Further, sales cycles that are longer than we expect likely will harm our ability to generate sufficient cash to cover our working capital requirements for a given period.

We operate in developing markets, which may subject us to volatile conditions not present in the United States.
We target developing countries and some of our current and potential customers operate in these markets. As we expand our operations and products in these countries, our business and performance could be negatively affected by a variety of factors and conditions that businesses operating in the United States may not have to contend with, such as:
•	foreign currency exchange fluctuations and instability of foreign currencies;

•	political or economic instability and volatility in particular countries or regions;

•	limited protection for intellectual property;

•	difficulties in complying with foreign regulatory requirements applicable to our operations and products;

•	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

•	difficulties in staffing and managing international operations, including work stoppages or strikes and cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

•	trade restrictions or higher tariffs, quotas, taxes and other market barriers;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty in collecting accounts receivable; and

•	public health emergencies such as SARS, avian bird flu, and the H1N1 virus.
To date, our sales have not been negatively affected by currency fluctuations. We currently seek prepayment, letters of credit or qualification for export credit insurance underwritten by the U.S. Export-Import Bank or other third-party insurers on a substantial portion of our international orders, but some international customers are granted open credit terms and we are exposed to some international credit risk. We also try to conduct all of our international transactions in U.S. dollars to minimize the effects of currency fluctuations. However, if our international operations were to grow, foreign exchange fluctuations and foreign currency inflation may pose greater risks for us and we may need to develop and implement additional strategies to manage these risks. If we are not successful in managing these risks our business and financial condition could be seriously harmed.
Company products have limited patent protection.
Although the Company holds United States and foreign patents, core aspects of our technology are not covered by patent protection. As a result, a competitor may be able to develop technologies that are substantially similar to our products, which would have a material adverse effect on our business and future prospects.
It also is possible that a competitor may independently develop and/or patent technologies that are substantially equivalent to or superior to our technology. If this happens, our patents will not provide protection and our competitive position may be significantly harmed.
As we expand our product line or develop new uses for our products, these products or uses may be outside the protection provided by our current patents and other intellectual property rights. In addition, if we develop new products or enhancements to existing products we cannot assure you that we will be able to obtain patents to protect them. Even if we do get patents for new products, these patents may not provide meaningful protection. Any patent that we may obtain will expire, and it is possible that it may be challenged, invalidated or circumvented.

In some countries outside of the United States, patent protection is not available. Moreover, some countries that do allow registration of patents do not provide meaningful redress for violations of patents. As a result, protecting intellectual property in these countries is difficult. In addition, neither we nor any known competitors in the past obtained patent protection for our core intelligent interface technology in many countries, including the principal countries of Western Europe, and we and those competitors are now legally barred from obtaining patents in these countries.
In countries where we do not have patent protection or where patents provide little, if any, protection, we have to rely on other factors to differentiate our products from our competitors’ products.
Although we believe our products are superior to those of competitors, it may be easier for competitors to sell products similar to ours in countries where we do not have meaningful patent protection. This could result in a loss of potential sales.
We may initiate claims or litigation against third parties in the future for infringement of our proprietary rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and divert the efforts of our technical and management personnel. As a result, our operating results could suffer and our financial condition could be harmed.
We may not address successfully the problems encountered in connection with any potential future acquisitions.
We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base. We have limited experience in acquiring other businesses and technologies. Potential and completed acquisitions and strategic investments involve numerous risks, including:
•	problems assimilating the purchased technologies, products or business operations;

•	problems maintaining uniform standards, procedures, controls and policies;

•	unanticipated costs associated with the acquisition;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering new markets in which we have no or limited prior experience; and

•	potential loss of key employees of acquired businesses.
If we fail to properly evaluate and execute acquisitions and strategic investments, our management team may be distracted from our day-to-day operations, our business may be disrupted and our operating results may suffer. In addition, if we finance acquisitions by issuing equity or convertible debt securities, our stockholders would be diluted.
Delaware law and our charter documents may inhibit a potential takeover bid that would be beneficial to common stockholders.
Delaware law and our certificate of incorporation may inhibit potential acquisition bids for Telular common stock at a price greater than the market price of the common stock. We are subject to the anti-takeover provisions of the Delaware General Corporation Law, which could delay, deter or prevent a change of control of Telular or make this type of transaction more difficult. In addition, our board of directors does not need the approval of common stockholders to issue shares of preferred stock having rights that could significantly weaken the voting power of the common stockholders and, as a result, make a change of control more difficult.

Sales of common stock issuable on the exercise of outstanding and contemplated options and warrants may depress the price of the common stock.
As of September 30, 2009, there were options granted to employees and directors to purchase 1,982,064 shares of the Company’s common stock. Options to purchase 1,110,289 of these shares were exercisable at that time. The exercise prices for the exercisable options range from $1.95 to $16.45 per share, with a weighted average exercise price of $4.23. Options to purchase the remaining 871,775 shares will become exercisable over the next two years. The exercise prices for the options that are not yet exercisable have a weighted average exercise price of $3.86.
In connection with a credit facility with Wells Fargo Bank (“Wells”) that matured on December 31, 2002, we issued to Wells warrants to purchase 50,000 shares of common stock at an exercise price of $16.29 per share. In connection with the private placement of 2,650,000 shares to certain shareholders on September 2, 2005, we issued warrants to purchase 1,324,996 shares of the Company’s common stock at an exercise price of $4.50 per share and an additional 1,324,996 shares at an exercise price of $5.00 per share. Finally, in connection with entering into a two-year Loan and Security Agreement and a Non-Recourse Receivable Purchase Agreement with Silicon Valley Bank (“SVB”) on June 27, 2006, we issued warrants to purchase 320,856 of the Company’s common stock at an exercise price of $1.87 per share. In the future we may issue additional shares of common stock, convertible securities, options and warrants.
The issuance of shares of common stock issuable upon the exercise of options or warrants could cause substantial dilution to holders of common stock. It also could negatively affect the terms on which we could obtain equity financing.
During fiscal 2008, SVB exercised 320,856 warrants in a cash-less transaction for 218,641 shares of the Company’s Common Stock. Additionally, certain shareholders, in connection with the September 2, 2005 private placement, exercised warrants for 176,567 shares of the Company’s Common Stock. Also, during fiscal 2008, holders of warrants issued in the private placement of common stock on September 2, 2005 exercised 395,208 warrants for common stock of the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The following is a list of properties that Telular leases:

		Lease Dates		Square	Renewal
	Functions	Commencement	Termination	Footage	Options

Corporate Headquarters,	Sales, marketing, operations administration,	February 2007	February 2014	11,700	No
Chicago, Illinois	finance and general administrations

Terminal and Security	Sales, marketing, operations and general	November 2007	December 2012	15,154	No
Products Operations and	administration for terminal products and
Engineering, Atlanta, Georgia	product research and development

International Sales Office,	Sales	October 1999	December 2009 (a)	1,700	Yes
Weston, Florida

International Sales Office,	Sales	January 2010	December 2010 (a)	433	Yes
Weston, Florida

Tanklink Corporation,	Sales, marketing and operations	January 2009	December 2009 (b)	7,017	No
Schaumburg, Illinois	administration

Operations, Wheeling, Ilinois	Warehousing and shipping	January 2009	February 2011	9,480	No

(a)	The International Sales Office will occupy a new office location in the same building beginning on January 1, 2010.

(b)	In October 2009, Tanklink Corporation moved its sales, marketing and operations administration personnel to Telular’s Corporate Headquarters. The lease on the Schaumburg space was not renewed.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2009.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK
The Company’s Common Stock trades publicly on the NASDAQ National Market System under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 2009 and 2008, as reported by NASDAQ. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	QUARTER ENDED DURING FISCAL YEAR 2009
	December 31	March 31	June 30	September 30

High	$2.05	$1.82	$2.15	$3.52
Low	$1.14	$1.32	$1.69	$2.05

	QUARTER ENDED DURING FISCAL YEAR 2008
	December 31	March 31	June 30	September 30

High	$8.59	$6.84	$3.88	$3.89
Low	$5.47	$2.50	$2.78	$1.99
On December 7, 2009, there were approximately 231 shareholders of record, approximately 4,530 beneficial shareholders and 14,933,938 shares of Common Stock outstanding. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.
TREASURY SHARES
Under the previously announced purchase program, there were no shares repurchased during the fourth quarter of fiscal 2009. The approximate dollar value of shares that may yet be purchased under the program is $1,225 as of September 30, 2009.
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
The Telular Corporation Common Stock Performance Graph compares total shareholder returns of the Company since September 30, 2004, to three indices: the NASDAQ Stock Market (U.S.) Index, the NASDAQ Telecommunications Index and the Zach Industry Index — Computer and Technology Sector replacing the Research Data Group (RDG) Technology Composite Index, which was used in prior years. The Company determined that the new index includes companies that more closely matches our company. The total return calculations assume the reinvestment of dividends, although dividends have never been declared for the Company’s stock, and are based on the returns of the component companies weighted according to their capitalizations as of the end of each monthly period. The NASDAQ Stock Market (U.S.) Index tracks the aggregate return of all equity securities traded on the NASDAQ National Market System (the NMS). The NASDAQ Telecommunications Index tracks the aggregate return of equity securities of telecommunications companies traded on the NASDAQ National Market System (the NMS). The Zach Industry Index — Computer and Technology Sector tracks the aggregate return of technology companies, including electronics, medical and other related technology industries.

The Company’s Common Stock is traded on the NMS and is a component of the NASDAQ Stock Market (U.S.) Index. The Company’s stock price on the last trading day of its fiscal year, September 30, 2009, was $3.23.

ITEM 6.	SELECTED FINANCIAL DATA
The following table is a summary of certain condensed statement of operations and balance sheet information of the Company. The table lists historical financial data of the Company for the fiscal years ended September 30, 2009, 2008, 2007, 2006 and 2005. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing in Item 8 of this report.

	Year ended September 30,
		(In thousands, except share data)
	2009	2008 (a)	2007 (a)	2006	2005

Results of Operations:
Total revenue	$47,194	$66,154	$74,507	$45,706	$33,489

Income (loss) from continuing operations	2,285	6,101	5,625	(644)	(4,507)
Loss from discontinued operations	(419)	(7,480)	(7,571)	(11,174)	(6,375)

Net income (loss)	$1,866	$(1,379)	$(1,946)	$(11,818)	$(10,882)

Per Share Data:
Basic and dilutive:
Income (loss) from continuing operations	$0.13	$0.32	$0.31	$(0.04)	$(0.34)
Income (loss) from discontinued operations	$(0.02)	$(0.39)	$(0.42)	$(0.66)	$(0.47)

Net income ( loss)	$0.11	$(0.07)	$(0.11)	$(0.70)	$(0.81)

As of September 30 - balance sheet data:
Total assets	$40,325	$47,969	$55,608	$57,937	$53,499
Current loans payable	—	—	—	3,313	—
Long term obligations	—	—	—	—	—
Stockholders’ equity	35,422	40,167	38,366	38,812	43,792

(a)	In July 2007, the Company formulated a plan to sell the net assets of its FCP segment and exit the FCP market. During the third quarter of fiscal 2008, the Company determined it would be unable to secure a buyer for the FCP segment and made a strategic decision to abandon the FCP segment effective June 30, 2008. As a result, the FCP segment has been segregated and classified as discontinued operations and amounts for all periods presented have been reclassified to reflect this classification.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
INTRODUCTION
Telular designs, develops and distributes products and services that utilize wireless networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings combine the Company’s historical competency in developing cellular networking electronics with the data transport capabilities of commercial wireless networks in order to create information networking solutions.
The Company generates most of its revenue by designing, producing and selling products and through the delivery of M2M and event monitoring services, such as its Telguard and TankLink services. Although the Company has a wide base of customers in the Western Hemisphere, much of its revenue is generated from a small number of major customers.

The Company’s operating expense levels are based in large part on its expectations for its future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and the Company’s operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Item 1A, Risk Factors.
The market for the Company’s products is primarily in North and South America and consists of a number of vertical applications including Telguard security alarm conveyance; TankLink storage tank monitoring; and, general purpose wireless terminals for voice calls and Internet access. These markets are addressed primarily through indirect channels consisting of third party VARs, distributors, representatives and agents along with in-house sales and customer support teams. A direct sales model is utilized for certain large customers.
During June 2008, Telular abandoned its Fixed Cellular Phone (FCP) segment after unsuccessfully marketing this unit for sale. Many of the segment’s assets were parts and finished goods inventory which were sold prior to abandonment of the segment on June 30, 2008.
The Company believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, including the creation of event monitoring services that can be sold with products. Research and development activities sponsored by the Company for the years ended September 30, 2009, 2008 and 2007 were $2,974, $4,448 and $6,076, respectively.
The following details areas of product delivery and research during fiscal 2009 and anticipated in fiscal 2010.
Telguard — Telular’s engineering team continues to update the Telguard digital product portfolio by addressing the growing demand and technology changes in the electronics security market. In fiscal 2009, Telular enhanced the functionality of its TG-9 product and undertook a redesign of certain other Telguard hardware devices. The launch of these redesigned products is expected to occur in fiscal 2010 and will improve the Company’s ability to profitably serve the security markets. In addition, Telular is designing a new hardware product for security dealers that it plans to release in fiscal 2010.
TankLink — The fiscal 2009 acquisition of TankLink brought the Company a successful wireless communicator product line for tank level monitoring. Enhancements to this hardware and its supporting message center have been made during 2009. Telular plans to further enhance this product line during fiscal 2010 to support a wider array of sensors and to add additional features to the hardware products which enable the service offering.
Other M2M Solutions — During 2009, Telular evaluated a number of vertical and sub-vertical M2M markets to determine the viability of creating or acquiring a product and/or service for these markets. While the Company did not develop any such solutions, it will continue to examine growth possibilities and new solutions in the M2M market space.
Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China and the United States make and test all hardware products.
There are several firms that compete with the Company’s Telguard products and services. These primary competitors include: Honeywell, DSC, Numerex and Alarm.com. Telular believes it has a significant portion of the market share for cellular alarm communicators, having introduced the first such device for digital cellular networks in March 2006. Demand for cellular communicators has increased markedly over the past year. We believe this is due to consumers eliminating traditional telephone lines and therefore, requiring a cellular communicator to enable a home security system. If this trend continues, the Company believes that Telular and its competitors will continue to see substantial demand for products and related services.
With regard to the other terminal products sold by Telular, there are a large number of competitors that manufacture and sell FCTs. They include: Ericsson, Axesstel, YX and numerous other manufacturers in Asia and elsewhere. Much of the demand for these terminals is outside the United States and demand is concentrated among the large wireless carriers that operate in various countries around the world. Competition is based on reputation, features and pricing. Telular’s products have historically sold well in Latin America and the Company is able to realize an acceptable selling price due to Telular’s reputation for quality products in that region. The FCT business is not a primary focus of Telular but it continues to earn an acceptable contribution margin and will be maintained for as long as it continues to do so.

Telular has granted a license for its patents to Ericsson Radio Systems AB and currently faces competition for FCT sales from Ericsson.
With respect to its interface technology, the Company currently has 22 issued patents and 4 issued foreign patents. The Company has successfully defended some of its patents in court.
OUTLOOK
The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.
The Company expects to expend most of its market and product development resources on the M2M space, including continuing to capitalize on its favorable market position in the domestic security alarm market by virtue of its well-regarded Telguard offering. Due to uncertainties in international markets and pending new product introductions, the Company is unable to forecast results and resource allocations for FCT products.
The amount and frequency of product shipments to the Company’s largest customers depends on many factors, including market conditions and agreements with other suppliers. The outcome of pending and future negotiations for orders with such customers and the timing of shipments may have a significant impact on the Company’s future revenues and profitability.
RESULTS OF OPERATIONS
(In Thousands, Except Share Data)
Fiscal Year 2009 Compared to Fiscal Year 2008
Revenues and Costs of Sales

			Change
	2009	2008	Amount	Percentage
Net product sales
Monitoring Equipment	$18,116	$28,391	$(10,275)	-36%
Terminal	6,638	17,542	(10,904)	-62%

Total product revenues	24,754	45,933	(21,179)	-46%
Service revenues	22,440	20,221	2,219	11%

Total revenues	47,194	66,154	(18,960)	-29%

Cost of sales
Products	18,270	31,805	(13,535)	-43%
Services	9,953	9,817	136	1%

	28,223	41,622	(13,399)	-32%

Gross margin	$18,971	$24,532	$(5,561)	-23%

Revenues
Product revenues decreased 46% primarily due to decreased sales of both Telguard monitoring equipment and terminal products as a result of lower customer demand. Demand for our Telguard products during fiscal 2008 was heightened by an FCC mandated transition from analog to digital cellular service in the first and second quarters of fiscal 2008. Sales of our terminals products were primarily lower in the Central American Latin American (“CALA”) region due to depressed economies resulting in decreased purchases.

Services revenues increased 11%, primarily due to continued increase of subscribers including tank subscribers not included in fiscal 2008 results. As of September 30, 2009, the subscriber base is approximately 500,000, an increase of approximately 74,000 subscribers from approximately 426,000 subscribers as of September 30, 2008.
Cost of Sales
The decrease in total cost of sales of 32% reflects both lower sales volume and product mix. Gross margin, as a percentage of sales was 40% for fiscal 2009 as compared to 37% for the last year.
Product margins, as a percentage of product revenues, decreased slightly from 31% in fiscal 2008 to 26% in fiscal 2009. This decrease was a result of reduced product pricing due to competitive pressures.
Service margins, as a percentage of service revenues, increased to 56% in fiscal year 2009 from 52% in fiscal year 2008. This increase was primarily due to a reduction in fulfillment costs that were partially offset by a slight increase in carrier surcharge costs.
Operating Expenses

			Change		% of Revenues
	2009	2008	Amount	Percentage	2009	2008

Engineering and development	$4,783	$5,171	$(388)	-8%	10%	8%
Selling and marketing	6,039	6,287	(248)	-4%	13%	10%
General and administrative	6,118	7,409	(1,291)	-17%	13%	11%

	$16,940	$18,867	$(1,927)		36%	29%

Engineering and Development
Engineering and development expenses decreased by $388 primarily due to reductions of:
•	$234 in professional fees primarily due to placement fees incurred in fiscal 2008 to replace voluntary employee terminations as a result of the move of the Engineering and Development function to Atlanta from New York;

•	$132 in engineering materials and supplies, as a result of efforts to hold costs down;

•	$72 in travel expenses which reflects the move of the Engineering and Development function to Atlanta from New York in 2008.
These expense reductions were offset by a $50 increase in facility and office expenses related to the acquisition of TankLink.
Selling and Marketing
Selling and marketing expenses decreased by $248 primarily due to reductions of:
•	Expenses specifically related to decreased levels of product sales:
•	$544 of third party commission expenses;

•	$373 of co-op marketing expenses; and,

•	$304 of internal commissions.
•	$219 in consulting fees as a result of hiring additional permanent marketing and sales staff, reducing the use of consultants.
Offsetting these expense reductions was a $1,116 increase in payroll-related expenses as a result of the addition of sales and marketing staff and the addition of staff from the acquisition of TankLink as well as a $76 increase in travel expenses.

General and Administrative (G&A)
G&A costs for fiscal 2008 have been reclassified to include general business taxes which were previously included in Other Income. This is consistent with fiscal 2009’s presentation. G&A expenses decreased by $1,291 primarily due to reductions of:
•	$766 in professional fees related to decreased legal fees as a result of reduced costs from outside counsel, decreased accounting fees resulting from factors impacting the cost of our external audit and decreased consulting fees as a result of not renewing strategic projects undertaken in fiscal 2008;

•	$450 in payroll related fees such as reduced bonuses and non-cash compensation related to issued stock options and stock option modifications;

•	$349 of expenses as a result of the reduction of amortization expense related to a prepaid loan fee and reduced commercial insurance;

•	$70 of travel expenses as a result of efforts to control costs;

•	$97 of facility, office and general expenses.
Offsetting these reductions is an increase of $282 for intangible amortization related to the acquisition of TankLink and $159 of additional proxy costs related to the proxy contest in fiscal 2009.
Other Income

Other income decreased by $117 primarily from a $74 reduction of interest income as a result of reduced rates and a reduced investment balance, and a increase of $43 in various miscellaneous expenses.
Income Taxes

The Company recorded an income tax provision of $65 for fiscal 2009 related to alternative minimum taxes. There was no income tax provision for 2008.
Discontinued Operations

The loss from discontinued operations of $419 was due primarily to the return of phones previously sold to a customer in prior periods and the resale of those phones at a loss. The Company decided to take back the product in lieu of further attempts to collect on the outstanding account receivable from the prior period sale. The resulting account receivable from the resale was fully collected as of September 30, 2009.
Net Income

The Company recorded net income of $1,866 or $0.11 per fully diluted share for fiscal 2009 compared to a net loss of $1,379 of ($.07) per fully diluted share for fiscal 2008. This increase was primarily due to reduced product costs and reduced operating costs.
Fiscal Year 2008 Compared to Fiscal Year 2007
Revenues and Costs of Sales

			Change
	2008	2007	Amount	Percentage
Net product sales
Telguard	$28,391	$40,694	$(12,303)	-30%
Terminal	17,542	16,442	1,100	7%

Total product revenues	45,933	57,136	(11,203)	-20%
Service revenues	20,221	17,371	2,850	16%

Total revenues	66,154	74,507	(8,353)	-11%

Cost of sales
Products	31,805	40,539	(8,734)	-22%
Services	9,817	9,169	648	7%

	41,622	49,708	(8,086)	-16%

Gross margin	$24,532	$24,799	$(267)	-1%

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
Cost of Sales
Total cost of sales decreased 16% in fiscal 2008. This was due to both a decrease in the volume of sales and decreased cost of manufacturing products and delivering services.
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
Operating Expenses

			Change		% of Revenues
	2008	2007	Amount	Percentage	2008	2007

Engineering and development	$5,171	$6,930	$(1,759)	-25%	8%	9%
Selling and marketing	6,287	6,157	130	2%	10%	8%
General and administrative	7,409	6,259	1,150	18%	11%	9%

	$18,867	$19,346	$(479)		29%	26%

Engineering and Development
The decrease of $1,759 in engineering and development costs was primarily due to reductions of:
•	$1,578 in payroll related expenses as a result of elimination of one-time expenses in fiscal 2007 related to costs associated with w reduction on workforce of $661 and savings from reduced engineering staff of $917;

•	$144 in facility costs as a result of moving the engineering function from New York to Atlanta;

•	$261 in prototype and supplies costs.
Offsetting these reductions was an increase of $224 in recruiting cost to replace engineers who did not move to Atlanta.
Selling and Marketing
Selling and marketing costs increased $130 primarily due to increases of:
•	$780 in payroll related expenses from increased staff in marketing, sales and product support;

•	$158 in facility costs as a result of moving to a new location in Atlanta;

•	$172 in targeted co-op marketing expenses related to the Telguard products.
Offsetting these increases was a $980 decrease in external commissions related to reduced sales volumes.
General and Administrative (G&A)
G&A costs for fiscal 2008 and 2007 have been restated to include general business taxes which were previously included in Other Income. This is consistent with fiscal 2009’s presentation. G&A costs increased $1,150 in fiscal 2008 primarily due to increases of:
•	$538 in legal and professional fees;
•	$450 in payroll related costs as a result of severance paid to terminated officers and non-cash compensation related to stock option modifications:

•	$89 in bank fees and insurance costs.
Partially offsetting these increases was a decrease in facility costs as a result of moving the corporate headquarters to Chicago.

Other Income

Other income for fiscal 2008 increased by $264 compared to fiscal 2007. This increase was primarily due to a $139 increase in interest income as a result of increased cash balances throughout the year, a decrease in interest expense of $105 as a result of reducing the Company’s borrowings to $0 and a $20 increase in various other miscellaneous expense items during the year.
Income Taxes

The Company recorded no income tax benefit for both fiscal years 2008 and 2007 due to the uncertainty of the realizability of its deferred tax assets.
Discontinued Operations

The loss from discontinued operations of $7,480 for the fiscal 2008 decreased $91 from a loss of $7,571 for fiscal 2007. Sales decreased significantly as the Company exited the FCP market and sold its remaining inventory. During the third quarter of fiscal 2008, the Company determined that it would be unable to find a buyer for the FCP business unit. As a result, the Company made a strategic decision to abandon the FCP business unit effective June 30, 2008. The majority of the assets of the business have been disposed of. The remaining assets as of September 30, 2008 consist of trade accounts receivable of $4,583, inventory held for warranty purposes, which has been fully reserved for, and $126 of test equipment which the Company intends to sell at auction. The following table summarizes the activity of the discontinued operations for the fiscal years 2008 and 2007. Also, see Note 21 of the Notes to Consolidated Financial Statements.

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
LIQUIDITY AND CAPITAL RESOURCES
Management regularly reviews the Company’s working capital and available borrowings in addition to its cash and cash equivalent balance to determine if it has enough cash to operate the business. On September 30, 2009, the Company had cash and cash equivalents of $17,904 and working capital of $28,666, compared to cash and cash equivalents of $21,168 and net working capital of $36,009 a year earlier. The Company can draw upon a Loan and Security Agreement with Silicon Valley Bank (SVB) that provides an aggregate working capital line of credit up to $10,000. Management expects trade accounts receivable and inventory to turn into cash in short periods of time. As such, given the level of cash and cash equivalents, trade accounts receivable and inventory, management believes the Company has adequate resources to fund current and planned operations in a consistent manner with historical practices. The tables below discuss the liquidity components of continuing operations for fiscal years 2009 and 2008.

Fiscal 2009
The Company generated cash of $5,453 from continuing operations during fiscal 2009 compared to cash generated of $7,084 during the same period of fiscal 2008. The components of the change for fiscal 2009 are as follows:

$2,285	Income from continuing operations; cash provided.
368
The decrease in trade accounts receivable is due to the timely collection of outstanding balances, resulting from a more favorable product mix. Service revenue represents 48% of Telular’s total revenues for the twelve month period ending September 30, 2009. The accounts receivable associated with this revenue stream are generally collected within 30 days of invoicing. The timely collections along with reduced product billings resulted in the decrease.

2,656	The decrease in inventory reflects the Company’s overall inventory strategy; sell from exiting stock while reducing production levels to augment the reduction in sales levels.
(1,252)
Trade accounts payable primarily consists of amounts due to Telular’s contract manufacturers. The decrease reflects decreased purchases from our contract manufactures, primariily due to reduced sales volume.

(1,885)
The decrease in accrued liabilities was primarily due to payments for bonuses, royalties and co-op advertising and the reduction in liability balances related to reduced sales volumes such as agent commissions, professional fees and certain operating expenses.

2,455	Non-cash expenses: $1,384 from stock based compensation; $789 depreciation expense; $282 amortization expense.
826	Net cash provided by other working capital items.
$5,453	Total cash provided by continuing operations
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
12,819
The decrease in trade accounts receivable is due primarily to the collection during the period of balances outstanding balances at September 30, 2007 and timely customer payments on sales made during the nine month period.

(6,507)
The increase in inventory reflects the buildup of Telguard and terminal inventory to a level the Company feels is modestly above normal. Inventory levels decreased substantially in the fourth quarter of fiscal 2007 as a result of the large sale of Telguard units to customers who were anticipating the conversion of cellular networks to digital from analog.

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

(804)
Net cash used in other working capital items primarily due to a $850 increase in notes receivable related to a temporary cash advance to related party. The note receivable has been repaid in October 2008. (See Subsequent Events footnote in Item 8, Financial Statements and Supplementary Data, of this Form 10-K)

$7,084	Total cash provided by continuing operations
Capital expenditures for fiscal years 2009 and 2008 were $932 and $1,090, respectively. The 2009 expenditures were for the purchase of a new ERP system, additional equipment for operations and for new computers, replacing obsolete equipment. The 2008 expenditures were primarily for improvements and upgrades to the Company’s message center, additional equipment for operations and for new computers, replacing obsolete equipment. The Company anticipates funding future capital additions with cash from operations.

On July 25, 2008, the Company’s Board approved a plan to repurchase up to $5,000 of the Company’s common stock on the open market. During fiscal 2008, 383,207 shares were repurchased at a cost of $1,127. During fiscal 2009, 1,725,283 shares were repurchased under the plan at a cost of $2,648. In addition to the plan, on June 19, 2009, a modified “Dutch Auction” tender offer was completed buying back 2,344,857 shares of common stock at a cost of $5,386.
The Company generally requires its foreign customers to prepay, obtain letters of credit or qualify for export credit insurance underwritten by third party credit insurance companies prior to making international shipments. Also, to mitigate the effects of currency fluctuations on the Company’s results of operations, the Company conducts all of its international transactions in US dollars.
The following table sets forth our total contractual obligations as of September 30, 2009:

		Payments Due by Period
		Less than
	Total	1 year	1-3 years	4-5 years	After 5 years

Contractual Cash Obligations
Operating leases	$2,743	$782	$1,811	$150	$—
Purchase Commitments	4,757	4,757	—	—	—

Total contractual cash obligations	$7,500	$5,539	$1,811	$150	$—

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
On an on-going basis, management evaluates its estimates and judgments, including those related to the net realizable value of inventories and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect the presentation of the Company’s financial condition and results of operations.
Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payment for products and services. The Company evaluates the collectability of customer receivables by considering the payment history and the financial stability of its customers. If the Company believes that an account receivable may not be collected, a charge is recorded to the allowance account. At September 30, 2009 and 2008, the allowance for doubtful accounts related to trades accounts receivable from continuing operations was $20 and $39, respectively.
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company generally considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At September 30, 2009 and 2008, the inventory reserves were $91 and $84, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

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
The words “estimate”, “project”, “intend”, “expect”, “believe”, “target” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management’s Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Other risks and uncertainties are discussed in Exhibit 99 to this 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of the Company’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. The Company believes its exposure to market risk fluctuations for these investments is not material as of September 30, 2009.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Telular Corporation
We have audited the accompanying consolidated balance sheet of Telular Corporation (a Delaware corporation) as of September 30, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation as of September 30, 2009, and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Grant Thornton LLP
Chicago, Illinois
December 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Telular Corporation
We have audited the accompanying consolidated balance sheet of Telular Corporation as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 20 to the financial statements, the Company adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in the Current Year Financial Statements effective October 1, 2006.
We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of Telular Corporation’s internal control over financial reporting as of September 30, 2008, based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 10, 2008 expressed an unqualified opinion thereon.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Telular Corporation as of September 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2008 of Telular Corporation and our report dated December 10, 2008, expressed an unqualified opinion thereon.
Chicago, Illinois
December 10, 2008

Ernst & Young LLP

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$17,904	$21,168
Trade accounts receivable, net	7,589	6,904
Inventories, net	7,803	10,007
Prepaid expenses and other current assets	273	1,023
Assets of discontinued operations	—	4,709

Total current assets	33,569	43,811

Property and equipment, net	2,193	2,016
Other assets:
Goodwill	3,159	2,043
Intangible assets, net	1,338	—
Other	66	99

Total other assets	4,563	2,142

Total assets	$40,325	$47,969

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,213	$2,701
Accrued liabilities	2,527	4,286
Income taxes payable	25	—
Liabilities of discontinued operations	138	815

Total current liabilities	4,903	7,802

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 19,365,035 and 19,343,819 shares issued at September 30, 2009 and 2008, respectively	194	194
Additional paid-in capital	176,879	175,456
Accumulated deficit	(132,490)	(134,356)
Treasury stock, at cost; 4,453,347 and 383,207 shares at September 30, 2009 and 2008, respectively	(9,161)	(1,127)

Total stockholders’ equity	35,422	40,167

Total liabilities and stockholders’ equity	$40,325	$47,969

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year Ended September 30,
	2009	2008	2007

Revenue
Net product sales	$24,754	$45,933	$57,136
Service revenue	22,440	20,221	17,371

Total revenue	47,194	66,154	74,507

Cost of sales
Net product cost of sales	18,270	31,805	40,539
Service cost of sales	9,953	9,817	9,169

Total cost of sales	28,223	41,622	49,708

Gross margin	18,971	24,532	24,799

Operating expenses
Engineering and development expenses	4,783	5,171	6,930
Selling and marketing expenses	6,039	6,287	6,157
General and administrative expenses	6,118	7,409	6,259

Total operating expenses	16,940	18,867	19,346

Income from operations	2,031	5,665	5,453
Other income, net	319	436	172

Income from continuing operations before income taxes	2,350	6,101	5,625
Provision for income taxes	65	—	—

Income from continuing operations	2,285	6,101	5,625
Loss from discontinued operations	(419)	(7,480)	(7,571)

Net income (loss)	$1,866	$(1,379)	$(1,946)

Income (loss) per common share:
Basic
Continuing operations	$0.13	$0.32	$0.31
Discontinued operations	$(0.02)	$(0.39)	$(0.42)

Net income (loss)	$0.11	$(0.07)	$(0.11)

Diluted
Continuing operations	$0.13	$0.32	$0.31
Discontinued operations	$(0.02)	$(0.39)	$(0.42)

Net income (loss)	$0.11	$(0.07)	$(0.11)

Weighted average number of common shares outstanding:
Basic	17,125,601	19,145,132	18,211,553
Diluted	17,205,307	19,145,132	18,211,553
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock and					Total
	Additional Paid-In Capital		Accumulated	Treasury Stock		Stockholders’
	Amount	Shares	Deficit	Amount	Shares	Equity

Balance at September 30, 2006	$169,033	18,066	$(130,221)	$—	—	$38,812

Cumulative effect of adjustments resulting from the adoption of SAB No. 108	—	—	(810)	—	—	(810)

Adjusted balance at October 1, 2006	169,033	18,066	(131,031)	—	—	38,002
Comprehensive income:
Net loss for the year ended September 30, 2007	—	—	(1,946)	—	—	(1,946)
Stock issued in connection with purchase of business unit	563	151	—	—	—	563
Stock based compensation expense	877	—	—	—	—	877
Stock options exercised	823	288	—	—	—	823
Restricted stock award	47	19	—	—	—	47

Balance at September 30, 2007	171,343	18,524	(132,977)	—	—	38,366

Comprehensive income:
Net loss for the year ended September 30, 2008	—	—	(1,379)	—	—	(1,379)
Stock based compensation expense	1,653	—	—	—	—	1,653
Stock options exercised	1,807	412	—	—	—	1,807
Warrants exercised	795	395	—	—	—	795
Restricted stock award	52	13	—	—	—	52
Treasury stock purchased	—	—	—	(1,127)	(383)	(1,127)

Balance at September 30, 2008	175,650	19,344	(134,356)	(1,127)	(383)	40,167

Comprehensive income:
Net income for the year ended September 30, 2009	—	—	1,866	—	—	1,866
Stock based compensation expense	1,161	—	—	—	—	1,161
Stock options exercised	23	14	—	—	—	23
Restricted stock units awarded	239	—	—	—	—	239
Restricted stock units converted to common stock	—	7	—	—	—	—
Treasury stock purchased	—	—	—	(8,034)	(4,070)	(8,034)

Balance at September 30, 2009	$177,073	19,365	$(132,490)	$(9,161)	(4,453)	$35,422

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended September 30,
	2009	2008	2007
Operating Activities:
Net income (loss)	$1,866	$(1,379)	$(1,946)
Add back loss from discontinued operations	(419)	(7,480)	(7,571)

Income from continuing operations	2,285	6,101	5,625
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	789	674	732
Amortization	282	—	—
Stock based compensation expense — stock options	1,161	1,653	877
Stock based compensation expense — restricted stock	223	52	47
Loss on disposal of operating assets	—	9	60
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	368	12,819	(8,403)
Inventories	2,656	(6,507)	(1,023)
Prepaid expenses and other assets	826	(724)	181
Trade accounts payable	(1,252)	(6,913)	2,497
Accrued liabilities	(1,885)	(80)	973

Net cash provided by operating activities of continuing operations	5,453	7,084	1,566

Investing Activities:
Acquisition of property and equipment	(932)	(1,090)	(845)
Decrease (increase) in restricted cash	—	340	(340)
Purchase of business	(2,409)	—	—

Net cash used in investing activities of continuing operations	(3,341)	(750)	(1,185)

Financing Activities:
Proceeds from working capital line of credit	—	—	5,737
Payments on working capital line of credit	—	—	(9,050)
Proceeds from the exercise of stock options	23	1,807	823
Proceeds from the exercise of warrants	—	795	—
Payment of notes payable	(978)	—	—
Purchases of treasury stock, at cost	(8,034)	(1,127)	—

Net cash (used in) provided by financing activities of continuing operations	(8,989)	1,475	(2,490)

Cash Flows of Discontinued Operations
Net cash provided by operating activities of discontinued operations	3,519	2,799	5,596
Net cash provided by (used in) investing activities of discontinued operations	94	306	(32)

Net cash provided by discontinued operations	3,613	3,105	5,564

Net (decrease) increase in cash and cash equivalents	(3,264)	10,914	3,455

Cash and cash equivalents, beginning of period	21,168	10,254	6,799

Cash and cash equivalents, end of period	$17,904	$21,168	$10,254

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
1. Description of Business
Telular Corporation (Telular or the Company) designs, develops and distributes products and services that utilize wireless networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings combine the Company’s historical competency in developing cellular networking electronics with the data transport capabilities of commercial wireless networks in order to create information networking solutions.
2. Summary of Significant Accounting Policies
Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Telular-Adcor Security Products, Inc., Telular International, Inc and TankLink Corporation. All intercompany balances and transactions have been eliminated.
Revenue Recognition
Product sales and associated costs are recognized at the time of shipment of products which is when title transfers. Service revenue is recognized when the services are performed. Royalty revenue, which is based on a percentage of sales by the licensee, is recognized by the Company upon notification of sales by the licensee.
Cash Equivalents
Cash equivalents consist of highly liquid investments that have original maturities of three months or less at the date of purchase. Cash equivalents are stated at cost, which approximates fair value.
Financial Instruments
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The credit risks related to cash and cash equivalents are limited to the Company’s investments of cash in money market funds and the possibility that the per unit value of these funds may decline below $1.00. At September 30, 2009 and 2008, the majority of the Company’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank, and are federally insured only up to $250. The Company regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments. At September 30, 2009 and 2008, the Company had approximately 12%, $2,148, and 23%, $4,868, of its cash and cash equivalents invested in U.S. Treasury Reserves, respectively. Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising the Company’s customer base. For international sales, the Company generally receives payment in advance of shipment, irrevocable letters of credit that are confirmed by U.S. banks or purchases international credit insurance to reduce its credit risk. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.
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
Goodwill and Intangibles
Goodwill represents the excess of cost over fair value of net assets of purchased businesses. The Company does not amortize goodwill. The Company evaluates the impairment of goodwill each year in the third quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on the fair value of the reporting unit.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
The Company reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of other intangible assets by comparing the carrying amount of the intangible assets to future net undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a discounted future cash flow analysis. If one or more of the following indicators of impairment have occurred, the Company measures the impairment based on a projected discounted cash flow using a discount rate that incorporates the risk inherent in the cash.
•	Significant underperformance relative to expected historical or projected future operating results;
•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
•	Significant negative industry or economic trends; and,
•	Significant decline in Telular’s stock price for a substantial period.
On October 1, 2008, the Company purchased TankLink, formerly SupplyNet Communications, Inc. (see Note 3). The Company recorded goodwill of $1,116 as a result of the purchase.
During the second quarter of fiscal 2009, the reduced trading price of Telular’s common stock indicated that the carrying value of goodwill may be impaired. Based upon the impairment test performed in March of 2009, the Company determined that the goodwill of $3,159 was not impaired. The Company also evaluated the impairment of goodwill in the third quarter of fiscal 2009 as part of its annual review. Based upon its June 2009 goodwill impairment test, the Company determined that the goodwill of $3,159 was not impaired.
Intangible assets consist of customer relationships, capitalized technology and tradenames. These assets were recorded as part of the acquisition of TankLink. They were recorded at fair value are being amortized over their estimated useful lives over a period of 24 months to 96 months, using the straight-line method. No indicators of impairment have occurred related to the intangible assets as of September 30, 2009.
Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line methods over the assets’ useful lives ranging from 3 to 10 years. Depreciation expense was $789, $674 and $732 for 2009, 2008 and 2007, respectively.
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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
Net Income Per Share of Common Stock
Basic net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. The following table presents the weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share:

	For the Year Ended September 30,
	2009	2008	2007

Basic	17,125,601	19,145,132	18,211,553
Diluted	17,205,307	19,145,132	18,211,553
The following stock options and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted loss per share for the years ended September 30:

	For the Year Ended September 30,
	2009	2008	2007

Stock options	1,982,064	1,712,342	1,590,073
Restricted Stock Units	—	—	—
Warrants	2,523,425	2,523,425	3,020,848

	4,505,489	4,235,767	4,610,921

The weighted average exercise prices of the stock options for 2009, 2008 and 2007 were $4.06, $4.85 and $4.67, respectively.
Stock-Based Compensation
The Company has an officer and employee stock incentive plan and a non-employee director stock incentive plan (See Note 13). The Company calculates the cost of restricted stock awards and restricted stock units as the fair market value of the Company’s common stock on the date of grant. The Company calculates the cost of stock options grants based on their grant date fair value and recognizes these costs over the vesting period. The fair value of stock options granted and warrants issued is estimated at the grant date or issuance date using a Black-Scholes stock option valuation model. Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of the Company’s common stock, a risk-free interest rate, a dividend yield on the Company’s common stock and the expected term of the option.
For the years ended September 30, 2009, 2008 and 2007, the Company valued stock options granted using the Black-Scholes valuation method using the following assumptions:

	Twelve Months Ended September 30,
	2009	2008	2007

Volatility	68%	70%	69% – 73%
Expected term	4.0 yrs	4.0 yrs	4.0 yrs
Risk free interest rate	3.77%	3.69% – 4.40%	4.61% – 4.96%
Dividend yield	0.0%	0.0%	0.0%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
The Company recognized stock-based compensation expense as follows for the years ended September 30:

	For the Year Ended September 30,
	2009	2008	2007

Stock based compensation:
Stock options	$1,161	$1,653	$877
Restricted stock	223	52	47

	$1,384	$1,705	$924

Fair Value of Financial Instruments
At September 30, 2009 and 2008, the Company’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying values reported in the consolidated balance sheet for these financial instruments approximate their fair values.
Research and Development Costs
Research and development costs for the years ended September 30, 2009, 2008 and 2007, were $2,974, $4,448 and $6,067, respectively, and are included in engineering and development expense.
Shipping and Handling Costs
Shipping and handling costs of $482, $601, and $775 were included in cost of sales for the years ended September 30, 2009, 2008 and 2007, respectively.
Warranty
The Company provides warranty coverage for a period of 15 months on terminal products and 24 months on event monitoring products from the date of shipment. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.
The following table is a summary of the Company’s accrued warranty obligation for continuing operations.

	September 30,
	2009	2008
Balance at the beginning of the period	$96	$83
Warranty expense during the period	349	334
Warranty payments made during the period	(365)	(321)

Balance at the end of the period	$80	$96

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
As described in Note 21, the amounts in the accompanying Consolidated Balance Sheets, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows have been stated to reflect the discontinuance of the FCP segment. Additionally, certain operating expenses and the increase in restricted cash have been reclassified in the prior years to be consistent with the current year presentation.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
Recently Issued Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. There was no impact to the Company’s consolidated financial statements as a result of adoption of this pronouncement.
In April 2009, the FASB issued authoritative guidance for interim disclosure about fair value of financial instruments, which amended existing guidance. The guidance requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. There was no impact to the Company’s consolidated financial statements as a result of adoption of this pronouncement.
In April 2009, the FASB issued authoritative guidance for the recognition and presentation of other-than-temporary impairments. The guidance amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. There was no impact to the Company’s consolidated financial statements as a result of adoption of this pronouncement.
In April 2009, the FASB issued authoritative guidance for determining fair value when the volume and level of activity for an asset or liability have significantly decreased and when the identifying transactions are not orderly. The guidance provides additional guidance for estimating fair value. There was no impact to the Company’s consolidated financial statements as a result of adoption of this pronouncement.
In May 2009, the FASB issued authoritative guidance for subsequent events. The guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for a potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions the occurred after the balance sheet date. The Company adopted the disclosure provisions of this guidance on July 1, 2009. The adoption did not have an impact on the Company’s financial position, results of operations or cash flows.
In June 2009, the FASB issued authoritative guidance which established the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification supersedes all the existing non-SEC accounting and reporting standards upon its effective date. The Company adopted this guidance effective for its annual period ending after September 30, 2009. As the statement did not substantively change GAAP, but rather changed its organization and presentation, it will not have any effect on the Company’s consolidated financial statements other than how the Company discloses some of its accounting policies.
In August 2009, the FASB issued authoritative guidance for the accounting for redeemable equity securities. The guidance requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is solely within the control of the issuer. There was no impact to the Company’s consolidated financial statements as a result of adoption of this pronouncement.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
In August 2009, the FASB issued authoritative guidance for fair value measurements and disclosures. The guidance provides updated clarification for determining the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available. The Company believes that adoption of this update will not have any effect on the Company’s consolidated financial statements.
In October 2009, the FASB issues authoritative guidance for the accounting for revenue arrangements with multiple deliverables. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The guidance requires arrangements under which multiple revenue generating activities to be performed be allocated at inception. The residual method under existing accounting guidance has been eliminated. The guidance expands the disclosure requirements related to multiple-deliverable revenue arrangements. The guidance becomes effective for revenue arrangements entered into or materially modified beginning in fiscal 2011, with early adoption permitted. The Company is currently assessing what impact, if any, the guidance will have on its financial position, results of operations or cash flows.
3. Business Combination
On October 1, 2008, the Company acquired all of the outstanding common stock of TankLink. TankLink provides private label and branded tank monitoring solutions. Pursuant to the Merger Agreement, the aggregate purchase price was $2,409 which consisted of: $964 in cash paid directly to shareholders of TankLink; $215 of cash paid directly to the shareholders during fiscal 2009 related to earn-outs; $851 temporary loan from the Company, which was forgiven; $290 of assumed liabilities and $89 in direct costs related to the acquisition. The purchase has been accounted for using the purchase method as required by the Business Combinations Topic of the FASB Accounting Standards Codification. The Company’s Statements of Operations for the twelve months ended September 30, 2009 include the results of operations for the acquisition since October 1, 2008.
The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Accounts receivable	$1,053
Inventories, net	452
Prepaid expenses and deposits	27
Property and equipment, net	34
Customer relationships	1,230
Developed technology	320
Tradename	70
Goodwill	1,116

Total assets acquired	4,302

Accounts payable	764
Accrued liabilities	71
Deferred revenue	80
Notes payable	978

Total liabilities assumed	1,893

Net assets acquired	$2,409

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
The following summarized unaudited pro forma financial information assumes the acquisition occurred as of October 1, 2007:

Twelve Months Ended
September 30, 2008

Net revenues	$71,515
Net loss	(3,009)
Basic loss per common share	$(0.16)
Diluted loss per common share	$(0.16)
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

	September 30,
	2009	2008

Trade receivables	$7,609	$6,943
Less: allowance for doubtful accounts	(20)	(39)

	$7,589	$6,904

5. Inventories

Inventories consist of the following:

	September 30,
	2009	2008

Raw materials	$2,144	$1,958
Finished goods	5,750	8,133

	7,894	10,091
Less: reserve for obsolescence	(91)	(84)

	$7,803	$10,007

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
6. Property and Equipment
Property and equipment consists of the following:

	September 30,
	2009	2008

Furniture and fixtures	$87	$85
Computer equipment	2,520	1,967
Machinery and equipment	3,243	3,002
Leasehold improvements	375	363
Product Certification Costs	284	126

	6,509	5,543
Less accumulated depreciation and amortization	(4,316)	(3,527)

Property and equipment, net	$2,193	$2,016

7. Goodwill and Intangible Assets
Goodwill as of September 30, 2009 and 2008 is as follows:

Balance at September 30, 2007	$2,043
Additional goodwill	—
Impairment of goodwill	—

Balance at September 30, 2008	$2,043

Acquisition of TankLink	1,116
Impairment of goodwill	—

Balance at September 30, 2009	$3,159

As a result of purchasing TankLink on October 1, 2008, the Company recorded $1,620 of intangible assets in accordance with generally accepted accounting principles for business acquisitions. The Company is amortizing these intangible assets over a period of 24 to 96 months. The balances as of September 30, 2009 and 2008 are as follows:

	Weighted Average	2009			2008
	Useful Life		Accumulated			Accumulated
	(in months)	Cost	Amortization	Net	Cost	Amortization	Net

Customer relationships	84.6	$1,230	$(183)	$1,047	$—	$—	$—
Developed technology	60.0	320	(64)	256	—	—	—
Tradename	24.0	70	(35)	35	—	—	—

Total intangible assets		$1,620	$(282)	$1,338	$—	$—	$—

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
Amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Fiscal Year
2010	$282
2011	247
2012	247
2013	247
2014	105
Thereafter	210

$1,338

8. Accrued Liabilities
Accrued liabilities consist of the following:

	September 30,
	2009	2008

Payroll and benefits expense	$1,549	$1,770
Royalties	121	558
Other	857	1,958

	$2,527	$4,286

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
On September 23, 2008 the Company entered into a new two year Loan and Security Agreement (the New Agreement) with SVB. The New Agreement provides for a $5,000 base facility and an accordion option that permits Telular to obtain an additional $5,000. Borrowings under the New Agreement are secured by all of the assets of Telular and will be based on the level of eligible accounts receivable. The Company has the option under the loan to have interest calculated on SVB’s prime rate (with a floor of 5%) up to a maximum of prime plus 0.5% or calculated on the current LIBOR rate up to a maximum of LIBOR plus 3%. Under the New Agreement, the Company is required to comply with certain financial covenants such as maintaining certain levels of assets to liabilities and minimum levels of cash flow generation. As of September 30, 2009 and 2008, the Company had no outstanding borrowings and was in full compliance with all financial covenants.
In connection with the New Agreement, the Company recorded $49 as a loan origination fee which is being amortized over the term of the New Agreement.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
10. Income Taxes
The Company’s income tax expense is based on pretax income. Deferred tax assets and liabilities are determined based on the difference between GAAP financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the fiscal years 2009, 2008 and 2007, income tax expense consisted of the following:

	For the Year Ended September 30,
	2009	2008	2007
Current
Federal	$48	$—	$—
State	17	—	—

	$65	$—	$—

The Company recorded no tax provision in fiscal years 2008 and 2007 due to the current year losses. The Company has no deferred tax provision for the periods presented because a full valuation allowance has been provided against the deferred tax assets and liabilities.
The provision for income taxes differs from the amount obtained by applying the statutory tax rate as follows for the years ended September 30:

	2009	2008	2007
Provision for income taxes at statutory rate	34.0%	0.0%	0.0%
Increases (decreases) in taxes resulting from:
Valuation allowance	(32.2%)	0.0%	0.0%
State taxes net of federal benefit	0.6%	0.0%	0.0%
Other	1.0%	0.0%	0.0%

	3.4%	0.0%	0.0%

At September 30, 2009, the Company had net operating loss carryforwards (“NOLs”) of approximately $130,655 for income tax purposes that begin expiring in 2009. Approximately $11,684 of the NOL is attributable to stock option deductions.
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
The Company determined that there is a less than 50% likelihood that its research and development (R&D) tax credits would be sustained upon audit as the Company has not completed gathering the necessary documentation required by the taxing authority to substantiate the credit. The Company has classified $2,486 of the valuation allowance for deferred tax assets as a tax reserve for an uncertain tax position. This has no impact on the Company’s effective tax rate. The credits will expire at varying amounts through September 30, 2025.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Year Ended September 30,
	2009	2008	2007

Balance at beginning of year	$2,834	$3,117	$3,117

Reductions for expiring credits	(348)	(283)	—

Balance at end of year	$2,486	$2,834	$3,117

The Company does not include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes. This policy did not change as a result of implementing FIN 48.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	September 30,
	2009	2008
Deferred tax assets:
Reserve for inventory obsolescence	$32	$32
Allowance for doubtful accounts	7	15
Fixed assets	22	150
Intangible assets	214	450
Research and development tax credits	2,486	2,834
Non-cash compensation	1,127	774
Net operating loss carryforwards	44,422	52,911
Accrued liabilities	229	216
Other	150	151

Total deferred tax assets	48,689	57,533

Deferred tax liabilities:
Intangible assets	(551)	—
Product certification costs	(91)	(43)

Total deferred tax liabilities	(642)	(43)

Net deferred tax asset	48,047	57,490
Less valuation allowance	48,047	57,490

Net deferred tax assets	$—	$—

The Company has provided a full valuation allowance on the deferred tax assets due to the uncertainty of their realizability. The valuation allowance decreased by $9,443 during fiscal 2009, due principally to the decrease in the NOLs of $8,489 as a result of utilization and expiration, a decrease of $348 in R&D tax credits due to their expiration, a decrease in intangible assets of $787, a decrease in fixed assets of $128 and an increase in non-cash compensation of $353.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
In connection with accounting for stock-based compensation, the Company elected to follow the tax ordering laws to determine the sequence in which deduction, net operating loss carryforwards and tax credits are utilized.
The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of September 30, 2009, the Company is no longer subject to U.S. federal examination by taxing authorities for years prior to 2006. Income tax returns for fiscal years 2006, 2007 and 2008 are still open for examination. However, utilization of net operating loss carryforwards that were generated in years prior to 2006 may result in a prior tax year being open for IRS examination. The Company has concluded an Illinois, New York and Texas state audits for years 2004 through 2006. Tax years 2007 through 2009 remain open to examination by multiple state taxing jurisdictions.
Based on Internal Revenue Code Section 382, changes in the ownership of the Company may limit the utilization of net operating loss carryforwards of the Company.
11. Commitments
The Company occupies certain facilities and rents certain equipment under various operating lease agreements expiring at various dates through February 28, 2015. The Company leases office and warehouse facilities in Florida, Georgia and Illinois under operating leases that expires from December 2009 through February 2014. Many of the lease agreements include escalation clauses and only the Florida lease has the option to renew. Rent expense for continuing operations for the years ended September 30, 2009, 2008, and 2007 was $875, $690 and $751, respectively. Future minimum obligations for continuing operations under noncancelable operating leases are as follows:

Fiscal Year
2010	$782
2011	698
2012	673
2013	440
2014	150
Thereafter	—

$2,743

On September 11, 2006, the Company entered into an agreement with Speedy-Tech Electronics Ltd. (Speedy) relating to the manufacturing of final assemblies of the Company’s products. Either party may terminate the agreement upon 90 days prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to the Company from Speedy against amounts owed to Speedy by the Company. As of September 30, 2009, the Company had $2,486 in open purchase commitments pursuant to this agreement.
On January 5, 2009, the Company entered into an agreement with Creation Technologies Wisconsin Inc. (“Creation”) under which Creation will provide fulfillment services and manufacture final assemblies of certain of the Company’s products. Either party may terminate the agreement upon six months prior written notice to the other party. Under the agreement, the Company has the right to offset amounts due to it from Creation against amounts owed to Creation by the Company. As of September 30, 2009, the Company had $1,880 in open purchase commitments with Creation.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
12. Redeemable Preferred Stock and Preferred Stock
At September 30, 2009 and 2008, the Company had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.
13. Capital Stock and Stock Options
On September 2, 2005, the Company sold 2,650,000 shares of its Common Stock for $9,275 ($9,202 net of offering costs), in a private placement that was exempt from the registration requirements of the Securities Act of 1933 pursuant to Regulation D. The Company subsequently filed a registration statement on Form S-3 under the Securities Act of 1933, which was declared effective by the Securities and Exchange Commission on October 21, 2005. In addition to the Common Stock, the Company also issued Series A Warrants for a total of 1,324,996 shares of Common Stock at a strike price of $4.50 per share and Series B Warrants exercisable for a total of 1,324,996 shares of Common Stock at a strike price of $5.00 per share. Both the Series A and Series B Warrants vested six months from the closing date, expire on September 2, 2010 and are callable by the Company based on the performance of the Company’s Common Stock price. The Warrants were valued using the Black-Scholes pricing model. Of the net proceeds from the sale, $2,717 was allocated to the Series A Warrants and $2,594 was allocated to the Series B Warrants. During fiscal 2008, 176,567 of the Series A Warrants were exercised, leaving 1,148,429 outstanding. No warrants were exercised in fiscal 2009.
On July 25, 2008, the Company’s Board approved a plan to repurchase up to $5,000 of the Company’s common stock on the open market. During fiscal 2008, 383,207 shares were repurchased at a cost of $1,127. In fiscal 2009, 1,725,283 shares were repurchased under the plan at a cost of $2,648. Additionally, on June 19, 2009, Telular completed a modified “Dutch Auction” tender offer buying back 2,344,857 shares of common stock at a cost of $5,386.
In connection with a Loan and Security Agreement with Wells Fargo Business Credit Inc. (Wells Fargo) entered into during fiscal year 2000 that was repaid on December 30, 2002, the Company issued warrants to Wells Fargo convertible into 50,000 shares of the Company’s Common Stock. The warrants, which remain outstanding, have a strike price of $16.29 per share and do not have an expiration date.
The Company has a Stock Incentive Plan, a 2008 Employee Stock Incentive Plan, and a Non-employee Director Stock Incentive Plan (collectively the Plans). Under the Plans, options to purchase shares of Common Stock may be granted to all officers, employees and non-employee directors. Stock options have been granted at exercise prices as determined by the Compensation Committee of the Board of Directors to officers, employees and non-employee directors of the Company pursuant to the Plans. These stock options vest immediately or over a period of up to three years. All stock options, if not exercised or terminated, expire either on the sixth or the tenth anniversary of the date of grant. In addition, the Plans provide for the issuance of Common Stock or Common Stock equivalents to certain employees for their work related performance.
The following table summarizes the number of Common Shares reserved and available for issuance under the Plans at September 30, 2009:

		Available
	Reserved	to Issue
Stock Incentive Plan	3,450,000	259,112
2008 Employee Stock Incentive Plan	500,000	10,000
Non-employee Director Stock Incentive Plan	500,000	153,879
The Company issued restricted stock to its directors for their services of 13,165 shares and 18,482 shares in 2008 and 2007 respectively. In fiscal 2009, the Company issued 188,202 restricted stock units to its directors for their services; 30,201 were cancelled when one of the directors retired before his units were vested and 7,550 units became vested and were converted to the Company’s common stock. The restricted stock units vest 12 months from the grant date but are not exercisable until the director terminates their position or if there is a change in the Company’s ownership. The Company calculates the cost of restricted stock awards and restricted stock units as the fair market value of the Company’s common stock on the date of grant.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
The following table displays all stock option activity as of September 30, 2009 including stock options granted under the Plans and the Stock Option Agreements:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding at beginning of the year	1,712	$4.85	1,590	$4.67	1,765	$4.52
Granted	490	1.52	916	5.81	453	3.66
Exercised	(14)	1.72	(411)	4.39	(288)	2.86
Canceled	(206)	4.73	(383)	6.88	(340)	4.07

Outstanding at end of the year	1,982	$4.06	1,712	$4.85	1,590	$4.67

The following table summarizes information about options outstanding at September 30, 2009:

		Weighted-	Outstanding		Exercisable
		Average	Weighted-		Weighted-
	Outstanding as of	Remaining	Average	Exercisable as of	Average
Range of	September 30, 2009	Contractual	Exercise	September 30, 2009	Exercise
Exercise Prices	(000’s)	Life (in years)	Price	(000’s)	Price

$1.48 – 1.49	437	5.10	$1.49	115	$1.49
1.50 – 3.50	579	4.24	2.93	356	2.87
3.51 – 6.62	667	4.52	5.04	510	4.87
6.63 – 16.45	299	4.02	7.86	129	7.89

	1,982	4.49	$4.06	1,110	$4.23

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
Stock option activity for 2009 was as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Shares	Exercise	Contractual	Intrinsic
	(000’s)	Price	Life (in years)	Value

Outstanding as of September 30, 2008	1,712	$4.85
Granted	490	1.52
Exercised	(14)	1.72
Canceled	(206)	4.73

Outstanding as of September 30, 2009	1,982	$4.06	4.49	$997

Exercisable as of September 30, 2009	1,110	$4.23	4.46	$368

Total intrinsic value of options exercised for 2009, 2008 and 2007 was $13, $974 and $476, respectively. At September 30, 2009, the total compensation cost of non-vested awards not yet recognized was $458. The weighted-average period over which the total compensation cost of non-vested awards not yet recognized is expected to be 2.18 years as of September 30, 2009.
14. Major Customers
For the year ended September 30, 2009, the Company derived approximately $20,981 (44%) of its total revenues from two customers located in the United States, and trade accounts receivable from these customers totaled $2,042 at September 30, 2009. For the year ended September 30, 2008, the Company derived approximately $28,868 (44%) of its total revenue from two customers located in the United States and for the year ended September 30, 2007, the Company derived approximately $32,209 (43%) of its total revenues from one customer located in the United States. Trade accounts receivable from these customer totaled $1,091 at September 30, 2008.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
15. Export Sales
The Company exports its products to three regions around the world: Central American/Latin American (CALA), Europe/ Africa (EA) and Asia/Middle East (AME). Export sales for the years ended September 30, 2009, 2008 and 2007 are summarized in the table below.

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2009 sales	$463	$394	$119	$976	$46,218	$47,194
Region’s sales as % of
total export sales	47.44%	40.37%	12.19%	100.00%
Region’s sales as % of
Total Company sales	0.98%	0.84%	0.25%	2.07%	97.93%	100.00%

Fiscal 2008 sales	$8,574	$677	$117	$9,368	$56,786	$66,154
Region’s sales as % of
total export sales	91.52%	7.23%	1.25%	100.00%
Region’s sales as % of
Total Company sales	12.96%	1.02%	0.18%	14.16%	85.84%	100.00%

Fiscal 2007 sales	$8,368	$1,126	$244	$9,738	$64,769	$74,507
Region’s sales as % of
total export sales	85.92%	11.57%	2.51%	100.00%
Region’s sales as % of
Total Company sales	11.23%	1.51%	0.33%	13.07%	86.93%	100.00%
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
The Company matched $93, $0 and $0 for the years ended September 30, 2009, 2008 and 2007, respectively. The matched amounts are included in operational expenses for the Company.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
18. Supplemental Disclosures of Cash Flow Information

	For the Year Ended September 30,
	2009	2008	2007

Supplemental disclosure of cash flow information:
Interest paid	$1	$2	$107
Income taxes paid	$40	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to CSI in connection with the earn-out provisions of the Purchase Agreement - 150,990 shares	$—	$—	$563

Restricted common stock awarded as director compensation — 0, 13,165 and 18,482 shares, respectively	$—	$52	$47
Restricted common stock units awarded as director compensation — 158,001, 0 and 0 units, respectively	$239	$—	$—
19. Quarterly Results of Operations (Unaudited)
The following is a summary of the quarterly results of operations for the years ended September 30, 2009 and 2008.

	Three months ended,
	December 31	March 31	June 30	September 30
Fiscal year 2009
Total revenues	$10,775	$11,823	$12,351	$12,245
Gross margin	4,458	4,583	4,712	5,218
Income from continuing operations	117	138	596	1,434
Loss from discontinued operations	—	160	(557)	(22)
Net income (loss)	117	298	39	1,412
Basic income (loss) per common share:
Continuing operations	$0.01	$0.01	$0.03	$0.09
Discontinued operations	$—	$0.01	$(0.03)	$—
Net income (loss)	$0.01	$0.02	$0.00	$0.09
Diluted income (loss) per common share:
Continuing operations	$0.01	$0.01	$0.03	$0.09
Discontinued operations	$—	$0.01	$(0.03)	$(0.00)
Net income (loss)	$0.01	$0.02	$0.00	$0.09
Fiscal year 2008
Total revenues	$19,726	$19,613	$15,312	$11,503
Gross margin	7,047	7,629	5,241	4,615
Income from continuing operations	2,247	2,485	644	725
Loss from discontinued operations	(565)	(2,178)	(4,737)	—
Net income (loss)	1,682	307	(4,093)	725
Basic income (loss) per common share:
Continuing operations	$0.12	$0.13	$0.03	$0.04
Discontinued operations	$(0.03)	$(0.11)	$(0.24)	$—
Net income (loss)	$0.09	$0.02	$(0.21)	$0.04
Diluted income (loss) per common share:
Continuing operations	$0.11	$0.13	$0.03	$0.04
Discontinued operations	$(0.03)	$(0.11)	$(0.24)	$—
Net income (loss)	$0.08	$0.02	$(0.21)	$0.04
Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
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
21. Discontinued Operations
During July 2007, the Company formulated a plan to sell the net assets of its FCP segment and exit the cellular phone market. As required by the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, the Company designated the assets and liabilities of this segment as “held for sale”. The assets and liabilities in this disposal group were measured at the lower of their carrying value or fair value less cost to sell and were separately identified in the Consolidated Balance Sheets at September 30, 2007. During the third quarter of fiscal 2008, the Company determined it would be unable to secure a buyer of the FCP business unit. As a result, the Company made a strategic decision to abandon the FCP business effective June 30, 2008. All of the assets of the business have been disposed of or collected. As of September 30, 2009, the remaining liabilities consisted of accrued royalties and accrued warranty expenses. The remaining liabilities are separately identified in the Consolidated Balances Sheets at September 30, 2009.
The following table summarizes certain operating data for discontinued operations for the years ended September 30:

	For the Year Ended September 30,
	2009	2008	2007

Revenues	$1,597	$7,544	$20,931
Cost of sales	1,877	11,252	20,357
Total operating expenses	139	3,772	8,145

Income (loss) from discontinued operations	$(419)	$(7,480)	$(7,571)

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)
The following table summarizes the components of discontinued operations reported on the Consolidated Statements of Cash Flows for the years ended September 30:

	For the Year Ended September 30,
	2009	2008	2007
Operating Activities:
Loss from discontinued operations	$(419)	$(7,480)	$(7,571)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	—	718
Amortization	—	—	3,149
Intangible assets impairment loss	—	1,098	—
Goodwill impairment loss	—	—	563
Fixed asset impairment loss	—	613	—
Loss on disposal of fixed assets	32	1,083	256
Changes in assets and liabilities:
Assets of discontinued operations	4,583	9,930	11,331
Liabilities of discontinued operations	(677)	(2,445)	(2,850)

Net cash provided by operating activities	3,519	2,799	5,596
Investing Activities:
Sale of property and equipment	94	306	—
Acquisition of property and equipment	—	—	(32)

Net cash provided by (used in) investing activities	94	306	(32)

Cash provided by discontinued operations	$3,613	$3,105	$5,564

The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets as of September 30:

	September 30,
	2009	2008

Trade accounts receivable, net	$—	$4,583
Equipment, net	—	126

Total assets	$—	$4,709

Trade accounts payable	$—	$149
Accrued liabilities	138	666

Total liabilities	$138	$815

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
During the quarter ended September 30, 2009, there were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, using the criteria set forth by the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was effective based on those criteria.
For the year ended September 30, 2009, the Company was not required to have its independent registered public accounting firm, Grant Thornton LLP, issue an attestation report on the effectiveness of the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Election of Directors in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 2, 2010, which is incorporated herein.
The Directors’ names and occupations are listed in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 2, 2010. Names and information about executive officers are provided in Item 1 of this filing.
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
ITEM 11. EXECUTIVE COMPENSATION
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 2, 2010, which is incorporated herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 2, 2010, which is incorporated herein.
Further, for the information required by Item 201(d) of Regulation S-K, reference is made to the information contained under the caption “Option Exercise and Fiscal Year-End Option Values” in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 2, 2010, which is incorporated herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Transactions in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 2, 2010, which is incorporated herein.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Pursuant to General Instruction G(3), reference is made to the information contained under the caption Independent Public Accountants in the Company’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 2, 2010, which is incorporated herein.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	The following financial statements are included in Part II, Item 8 of this Form 10-K.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of September 30, 2009 and 2008

Consolidated Statements of Operations for the years ended September 30, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

2.
The following financial statement schedule, Schedule II — Valuation and Qualifying Accounts for the years ended September 30, 2009, 2008 and 2007 is filed as part of this report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this annual report.

Schedule II — Valuation and Qualifying Accounts

		Charged
	Balance at	to Costs		Charged				Balance at
	Beginning	and		to Other				End
Description	of Period	Expenses		Accounts		Deductions		of Period

Period Ended September 30, 2009
Accumulated amortization of intangible assets	$—	$282	(1)	$—		$—		$282
Valuation allowance of deferred tax asset	57,490	—		—		(9,443	)(2)	48,047
Reserve for inventory obsolescence	84	(43)		195	(3)	(145	)(4)	91
Allowance for doubtful accounts	39	19		—		(38	)(5)	20

Period Ended September 30, 2008
Accumulated amortization of intangible assets	$6,105	$1,098	(6)	$—		$(7,203	)(7)	$—
Valuation allowance of deferred tax asset	57,153	337	(2)	—		—		57,490
Reserve for inventory obsolescence	551	19		—		(486	)(4)	84
Allowance for doubtful accounts	40	61		—		(62	)(5)	39

Period Ended September 30, 2007
Accumulated amortization of intangible assets	$2,956	$3,149	(6)	$—		$—		$6,105
Valuation allowance of deferred tax asset	55,822	1,331	(2)	—		—		57,153
Reserve for inventory obsolescence	922	328		—		(699	)(4)	551
Allowance for doubtful accounts	185	(54	)(8)	—		(91	)(5)	40

(1)	Amount represents the amortization of intangible assets related to the acquisition of TankLink on October 1, 2008.

(2)	Amount represents the change in the valuation amount for deferred taxes due principally to the origination and utilization of net operating loss carryforwards. The valuation amount reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(3)	Amount represents the opening balance of TankLink’s reserve for inventory obsolescence at date of acquisition.

(4)	Inventory disposed.

(5)	Accounts receivable written-off.

(6)	Amortization of intangibles includes impairment charges. All charges are included in loss from discontinued operations.

(7)	Intangible assets related to the discontinued operations were fully written off when that business unit was abandoned during the third quarter of fiscal 2008.

(8)	Reversal of previously charged expense for allowance for doubtful accounts.

3.	Exhibits

Number	Description	Reference
3.1	Certificate of Incorporation	Filed as Exhibit 3.1 to Registration Statement No. 33-72096 (the Registration Statement)

3.2	Amendment No. 1 to Certificate of Incorporation	Filed as Exhibit 3.2 to the Registration Statement

3.3	Amendment No. 2 to Certificate of Incorporation	Filed as Exhibit 3.3 to the Registration Statement

3.4	Amendment No. 3 to Certificate of Incorporation	Filed as Exhibit 3.4 to Form 10-Q filed February 16, 1999

3.5	Amendment No.4 to Certificate of Incorporation	Filed as Exhibit 3.5 to Form 10-Q filed February 16, 1999

3.6	By-Laws	Filed as Exhibit 3.4 to the Registration Statement

4.1	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock	Filed as Exhibit 99.2 Form 8-K filed April 25, 1997

10.1	Nonqualified Stock Option Agreement, dated as of October 31, 2000, by and between the Company and Larry J. Ford	Filed as Exhibit 4.9 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.2	Nonqualified Stock Option Agreement, dated as of October 26, 1999, by and between the Company and Larry J. Ford	Filed as Exhibit 4.10 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.3	Nonqualified Stock Option Agreement, dated as of October 31, 2000, by and between the Company and John E. Berndt	Filed as Exhibit 4.15 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.4	Nonqualified Stock Option Agreement, dated as of October 26, 1999, by and between the Company and John E. Berndt	Filed as Exhibit 4.16 to Registration Statement on Form S-8, Registration No. 333-61970 filed May 31, 2001

10.5	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and John E. Berndt	Filed as Exhibit 10.41 to Form 10-K filed December 21, 2001

10.6	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between the Company and Larry J. Ford	Filed as Exhibit 10.42 to Form 10-K filed December 21, 2001

10.7	Telular Corporation Non-employee Directors’ Stock Incentive Plan	Filed as Exhibit 10.22 to Form 10-Q filed February 14, 2003

Number	Description	Reference
10.8	Amendment to Warrants dated November 11, 2007	Filed as Exhibit 10.1 to Form 8-K Filed on November 15, 2007

10.9	Second Amended and Restated Employment Agreement with Michael J. Boyle dated December 7, 2007	Filed as Exhibit 10.1 to Form 8-K filed December 6, 2007

10.10	Employment Agreement with Joseph A. Beatty dated December 14, 2007	Filed as Exhibit 10.1 to Form 8-K filed December 19, 2007

10.11	Retention and Severance Agreement with Jonathan M. Charak dated March 17, 2008	Filed as Exhibit 10.1 to Form 8-K filed on March 19, 2008

10.12	Retention and Severance Agreement with George S. Brody dated July 29, 2008	Filed as Exhibit 10.1 to Form 8-K Filed on August 4, 2008

21	Subsidiaries of Registrant	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

23.2	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

(1)	Certain portions of this exhibit have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment. The omitted portions have been replaced by an * enclosed by brackets ([*]).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation

Date: December 14, 2009	By:	/s/ JOSEPH A. BEATTY

Joseph A. Beatty
President & Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH A. BEATTY Joseph A. Beatty	President, Chief Executive Officer and Director	December 14, 2009

/s/ JONATHAN M. CHARAK Jonathan M. Charak	Senior Vice President, Chief Financial Officer and Secretary	December 14, 2009

/s/ ROBERT L. DEERING Robert L. Deering	Chief Accounting Officer	December 14, 2009

/s/ LARRY J. FORD Larry J. Ford	Chairman of the Board	December 14, 2009

/s/ LAWRENCE S. BARKER Lawrence S. Barker	Director	December 14, 2009

/s/ BETSY J. BERNARD Betsy J. Bernard	Director	December 14, 2009

/s/ BRIAN J. CLUCAS Brian J. Clucas	Director	December 14, 2009

/s/ JEFFREY JACOBOWITZ Jeffrey Jacobowitz	Director	December 14, 2009

/s/ M. BRIAN MCCARTHY M. Brian McCarthy	Director	December 14, 2009

Exhibit Index

Number	Description	Reference

21	Subsidiaries of Registrant	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

23.2	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith