Form 10-Q
period 2009-12-31
TELULAR CORP
filed 2010-02-12
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01, as of January 31, 2010, the latest practicable date, was 14,934,038 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,770	$17,904
Trade accounts receivable, net	7,304	7,589
Inventories, net	6,759	7,803
Prepaid expenses and other current assets	444	273

Total current assets	35,277	33,569

Property and equipment, net	2,162	2,193
Other assets:
Goodwill	3,159	3,159
Intangible assets	1,267	1,338
Other	66	66

Total other assets	4,492	4,563

Total assets	$41,931	$40,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,065	$2,213
Accrued liabilities	2,053	2,665
Income taxes payable	9	25

Total current liabilities	5,127	4,903

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 19,387,385 and 19,365,035 shares issued at December 31, 2009 and September 30, 2009, respectively	194	194
Additional paid-in capital	177,286	176,879
Accumulated deficit	(131,515)	(132,490)
Treasury stock, at cost; 4,453,347 at December 31, 2009 and September 30, 2009, respectively	(9,161)	(9,161)

Total stockholders’ equity	36,804	35,422

Total liabilities and stockholders’ equity	$41,931	$40,325

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended December 31,
	2009	2008

Revenue
Net product sales	$6,568	$5,660
Service revenue	6,454	5,115

Total revenue	13,022	10,775

Cost of sales
Net product cost of sales	5,205	3,959
Service cost of sales	2,601	2,358

Total cost of sales	7,806	6,317

Gross margin	5,216	4,458

Operating Expenses
Engineering and development expenses	1,254	1,248
Selling and marketing expenses	1,614	1,510
General and administrative expenses	1,450	1,659

Total operating expenses	4,318	4,417

Income from operations	898	41
Other income, net	98	76

Net income before taxes	996	117
Provision for income taxes	21	—

Net income	$975	$117

Income per common share
Basic	$0.07	$0.01
Diluted	$0.06	$0.01

Weighted average number of common shares outstanding
Basic	14,922,219	18,768,494
Diluted	15,334,272	18,773,967
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Common Stock and					Total
	Additional Paid-In Capital		Accumulated	Treasury Stock		Stockholders’
	Amount	Shares	Deficit	Amount	Shares	Equity

Balance at September 30, 2009	$177,073	19,365	$(132,490)	$(9,161)	(4,453)	$35,422

Comprehensive income:
Net income for period from October 1, 2009 to December 31, 2009	—	—	975	—	—	975
Compensation expense — stock options	367	—	—	—	—	367
Stock options exercised	40	22	—	—	—	40

Balance at December 31, 2009	$177,480	19,387	$(131,515)	$(9,161)	(4,453)	$36,804

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2009	2008
Operating Activities:
Net income	$975	$117
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	211	199
Amortization	71	70
Compensation expense — stock options	367	512
Compensation expense — restricted stock units	11	39
Loss on disposal of operating assets	14	—
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	285	1,782
Inventories	1,044	425
Prepaid expenses and other assets	(182)	545
Trade accounts payable	852	(1,396)
Accrued and other liabilities	(628)	(1,583)

Net cash provided by operating activities of continuing operations	3,020	710

Investing Activities:
Acquisition of property and equipment	(194)	(231)
Purchase of business	—	(2,179)

Net cash used in investing activities of continuing operations	(194)	(2,410)

Financing Activities:
Proceeds from the exercise of stock options	40	—
Payment of notes payable	—	(923)
Purchases of treasury stock, at cost	—	(875)

Net cash provided by (used in) financing activities of continuing operations	40	(1,798)

Cash Flows of Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	1,494
Net cash provided by investing activities of discontinued operations	—	94

Net cash provided by discontinued operations	—	1,588

Net increase (decrease) in cash and cash equivalents	2,866	(1,910)

Cash and cash equivalents, beginning of period	17,904	21,168

Cash and cash equivalents, end of period	$20,770	$19,258

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited, in thousands, except share data)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2010. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2009.
2. Summary of Significant Accounting Policies
Financial Instruments
Financial instruments that potentially subject Telular Corporation (the “Company”) to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The credit risks related to cash and cash equivalents are limited to the Company’s investments of cash in money market funds and the possibility that the per unit value of these funds may decline below $1.00. At December 31, 2009 and September 30, 2009, the majority of the Company’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank, and are federally insured only up to $250. The Company regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments. At December 31, 2009 and September 30, 2009, the Company had approximately $2,116 or 10%, and $2,148 or 12%, of its cash and cash equivalents invested in U.S. Treasury Reserves, respectively. Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising the Company’s customer base. For international sales, the Company generally receives payment in advance of shipment, irrevocable letters of credit that are confirmed by U.S. banks or purchases international credit insurance to reduce its credit risk. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.
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
December 31, 2009
(Unaudited, in thousands, except share data)
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares of common stock outstanding for computation of basic and diluted earnings per share was as follows:

	Three Months Ended December 31,
	2009	2008

Basic	14,922,219	18,768,494
Diluted	15,334,272	18,773,967
The following stock options and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share:

	Three Months Ended December 31,
	2009	2008

Stock options	1,529,246	2,140,008
Warrants	2,326,235	2,523,425

	3,855,481	4,663,433

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
On November 3, 2009, the Company awarded 240,000 stock options to officers and employees, valued at $434, based on the price of the Company’s common stock on the date of issuance. The stock options will vest over a three year period. The cost of these awards will be taken as a charge to operating expenses on a pro-rata basis over the vesting periods.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited, in thousands, except share data)
The Company recognized stock-based compensation expense as follows:

	Three Months Ended December 31,
	2009	2008

Stock based compensation:
Stock options	$367	$512
Restricted stock units	11	39

	$378	$551

Reclassifications
Certain general and administrative expenses approximating $102 for the first quarter of fiscal 2009 have been reclassed to sales and marketing expenses in the prior year to be consistent with the current year presentation. These expenses relate to a department whose focus and activities have changed and are more properly associated with the sales function. Additionally, non-income business tax expenses have been reclassed from other income and expenses to general and administrative expenses in the prior year to be consistent with the current year presentation.
Recently Issued Accounting Pronouncements
In January 2010, the FASB issued authoritative guidance for the accounting of distributions to shareholders that have components of stock and cash. The amendments in this guidance clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This guidance is effective for the first interim or annual reporting period ending after December 15, 2009. The Company adopted this guidance in the first quarter of fiscal year 2010. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.
In January 2010, the FASB issued authoritative guidance for the accounting and reporting for decreases in ownership of a subsidiary. This guidance clarifies that the scope of the decrease in ownership provision applies to: a subsidiary or group of assets that is a business or nonprofit activity; a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. This guidance also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. This guidance is effective for the first interim or annual reporting period ending after December 15, 2009. The Company adopted this guidance in the first quarter of fiscal year 2010. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.
In January 2010, the FASB issued authoritative guidance for disclosure requirements for fair value measurements. This guidance requires disclosures regarding the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements, the reasons for the transfers and the separate presentation of information about purchases, sales issuances and settlements. Additionally, the guidance clarifies the requirements for disclosures about the use of judgment in determining the appropriate classes of assets and liabilities and about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for the first interim or annual reporting period ending after December 15, 2009. The Company has adopted this guidance in this first quarter of fiscal year 2010. The adoption of this update did not have a material effect on the Company’s consolidated financial statements.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited, in thousands, except share data)
3. Business Combination
On October 1, 2008, the Company acquired all of the outstanding common stock of TankLink Corporation (“TankLink”), formerly known as SupplyNet Communications, Inc. TankLink provides private label and branded tank monitoring solutions. Pursuant to the Merger Agreement, the final aggregate purchase price was $2,409 which consisted of: $964 in cash paid directly to shareholders of TankLink; $215 of cash paid directly to the shareholders during fiscal 2009 related to earn-outs, $851 temporary loan from the Company, which was forgiven; $290 of assumed liabilities and $89 in direct costs related to the acquisition. The purchase has been accounted for using the purchase method as required by the Business Combinations Topic of the FASB Accounting Standards Codification.
4. Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	December 31,	September 30,
	2009	2009
	(unaudited)

Trade receivables	$7,333	$7,609
Less: allowance for doubtful accounts	(29)	(20)

	$7,304	$7,589

5. Inventories
Inventories consist of the following:

	December 31,	September 30,
	2009	2009
	(unaudited)

Raw materials	$1,747	$2,144
Finished goods	5,110	5,750

	6,857	7,894
Less: reserve for obsolescence	(98)	(91)

	$6,759	$7,803

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited, in thousands, except share data)
6. Goodwill and Intangible Assets
Goodwill as of December 31, and September 30, 2009 was $3,159, of which $1,116 relates to the purchase of TankLink. The Company evaluates the fair value and recoverability of the goodwill annually during the Company’s third quarter or whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. During the first quarter of fiscal 2010, there were no events or changes in circumstance that would indicate that the carrying value of goodwill may not be recoverable.
All intangible assets are related to the acquisition of TankLink. The balances are as follows:

	Weighted Average	December 31, 2009			September 30, 2009
	Useful Life		Accumulated			Accumulated
	(in months)	Cost	Amortization	Net	Cost	Amortization	Net

Customer relationships	84.6	$1,230	$(229)	$1,001	$1,230	$(183)	$1,047
Developed technology	60.0	320	(80)	240	320	(64)	256
Tradename	24.0	70	(44)	26	70	(35)	35

Total intangible assets		$1,620	$(353)	$1,267	$1,620	$(282)	$1,338

The Company reviews for the impairment of other intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes in circumstances during the first quarter of fiscal 2010 that would indicate that the carrying amount of intangibles may not be recovered.
7. Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the use of the liability method of accounting for deferred income taxes. Effective January 1, 2007, the Company implemented ASC 740 Subtopic 10, Accounting for Uncertainty in Income Taxes. ASC 740 Subtopic 10 was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. In the first step of the prescribed two-step process, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.
The Company determined that there is a less than 50% likelihood that its research and development (R&D) tax credits would be sustained upon audit as the Company has not completed gathering the necessary documentation required by the taxing authority to substantiate the credit. The Company has classified $2,486 of the valuation allowance for deferred tax assets as a tax reserve for an uncertain tax position. This has no impact on the Company’s effective tax rate. The credits will expire at varying amounts through September 30, 2025, with $348 expiring in fiscal 2010.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited, in thousands, except share data)
The Company recorded a tax provision of $21 for the three months ended December 31, 2009 as compared to no provision for the three months ended December 31, 2008, representing effective tax rates of 2% and 0%, respectively. The difference between the Company’s effective tax rate and the 34% federal statutory rate in the current period is due primarily to release of the valuation allowance against the deferred tax asset associated with the Company’s net operating loss carryforward.
The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of October 1, 2009, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2006. Income tax returns for fiscal years 2006, 2007 and 2008 are still open for examination. However, utilization of net operating loss carryforwards that were generated in years prior to 2005 may result in a prior tax year being open for IRS examination. The Company is subject to examination by the California Franchise Tax Board and the Texas State Comptroller for fiscal years 2004 through 2007. The Company has concluded New York state audits for years 2004 through 2006 and Illinois state audits for years 2005 and 2006. Tax years 2005 through 2008 remain open to examination by multiple state taxing jurisdictions.
Based on Internal Revenue Code Section 382, changes in the ownership of the Company may limit the utilization of net operating loss carryforwards of the Company. The Company has determined, as of December 31, 2009, that there are no limitations on the utilization of its net operating loss carryforwards.
8. Commitments
The Company has entered into agreements with Speedy-Tech Electronics Ltd. (“Speedy”) and Creation Technologies Wisconsin Inc. (“Creation”) to manufacture final assemblies of the Company’s products. Creation also provides fulfillment services. The agreement with Speedy may be terminated upon 90 days prior written notice to either party. The agreement with Creation may be terminated upon six months prior written notice to either party. Under both agreements, the Company has the right to offset amounts due to the Company against amounts owed to the vendor by the Company. As of December 31, 2009, the Company had $3,723 and $2,180 in open purchase commitments with Speedy and Creation, respectively.
9. Major Customers
For the three months ended December 31, 2009 the Company derived approximately $5,769 (44%) of its total revenue from two customers located in the United States. For the three months ended December 31, 2008 the Company derived approximately $4,817 (45%) of its total revenues from two customers located in the United States. Trade accounts receivable from these customers totaled $934 at December 31, 2009 and $2,092 at September 30, 2009.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited, in thousands, except share data)
10. Export Sales
The Company exports its products to three regions around the world: Central America / Latin America (“CALA”), Europe / Africa (“EA”) and Asia / Middle East (“AME”). Export sales are summarized in the tables below for the three months ended December 31:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2010 sales	$392	$37	$30	$459	$12,563	$13,022
Region’s sales as % of total export sales	85.40%	8.06%	6.54%	100.00%
Region’s sales as % of Total Company sales	3.01%	0.28%	0.23%	3.52%	96.48%	100.00%

Fiscal 2009 sales	$189	$161	$29	$379	$10,396	$10,775
Region’s sales as % of total export sales	49.87%	42.48%	7.65%	100.00%
Region’s sales as % of Total Company sales	1.75%	1.50%	0.27%	3.52%	96.48%	100.00%
11. Supplemental Disclosures of Cash Flow Information

	Three Months Ended December 31,
	2009	2008
Supplemental disclosure of cash flow information:
Income taxes paid	$37	$—

Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock units awarded as director compensation — 0 and 152,349 shares, respectively	$—	$227

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited, in thousands, except share data)
12. Discontinued Operations
During July 2007, the Company formulated a plan to sell the net assets of its Fixed Cellular Phone (“FCP”) segment and exit the cellular phone market. As required by the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, the Company designated the assets and liabilities of this segment as “held for sale”. The assets and liabilities in this disposal group were measured at the lower of their carrying value or fair value less cost to sell and were separately identified in the consolidated balance sheets at September 30, 2007. During the third quarter of fiscal 2008, the Company determined it would be unable to secure a buyer of the FCP business unit. As a result, the Company made a strategic decision to abandon the FCP business effective June 30, 2008. All of the assets of the business have been disposed of or collected. As of December 31, 2009 and September 30, 2009 the remaining liabilities of $116 and $138, respectively, consisted of accrued royalties and accrued warranty expenses and are included in accrued liabilities in the consolidated balance sheets. For the three months ended December 31, 2009 and 2008, there were no revenues or expenses incurred associated with the discontinued operations.
13. Subsequent Events
The Company has evaluated all events that occurred after the balance sheet date of December 31, 2009 through February 12, 2010, the date we issued these consolidated financial statements, and determined that no events have occurred which would require an adjustment to the consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands except when referring to units)
Forward Looking Information
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
The words “estimate”, “project”, “intend”, “expect”, “believe”, “target” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout Management’s Discussion and Analysis. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, the Company is not obligated to publically release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events.
Overview
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
The Company generates most of its revenue by designing, producing and selling products and through the delivery of machine-to-machine (M2M) and event monitoring services, such as its Telguard and TankLink services. Although the Company has a wide base of customers in the Western Hemisphere, much of its revenue is generated from a small number of major customers.
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
The markets for the Company’s products are primarily in North and South America and consists of a number of vertical applications including Telguard security alarm conveyance; TankLink storage tank monitoring; and, general purpose wireless terminals for voice calls and Internet access. These markets are addressed primarily through indirect channels consisting of third party Value Added Resellers (“VARs”), distributors, representatives and agents along with in-house sales and customer support teams. A direct sales model is utilized for certain large customers.
The Company believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, including the creation of event monitoring services that can be sold with products.

The following details areas of product delivery and research currently in process and anticipated in fiscal 2010.
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
TankLink — TankLink develops and distributes a wireless communicator product line for tank level monitoring. Telular plans to enhance this product line during fiscal 2010 to support a wider array of sensors and to add additional features to the hardware products which enable the service offering.
Other M2M Solutions — Telular continues to evaluate a number of vertical and sub-vertical M2M markets to determine the viability of creating or acquiring a product and/or service for these markets.
Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China and the United States make and test all hardware products.
Competition
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

Results of Operations
First quarter fiscal year 2010 compared to first quarter fiscal year 2009
Revenues and Cost of Sales

			Change
	2010	2009	Amount	Percentage
Net product sales
Monitoring Equipment	$5,655	$3,789	$1,866	49%
Terminal	913	1,871	(958)	-51%

Total product revenues	6,568	5,660	908	16%
Service revenues	6,454	5,115	1,339	26%

Total revenues	13,022	10,775	2,247	21%

Cost of sales
Products	5,205	3,959	1,246	31%
Services	2,601	2,358	243	10%

	7,806	6,317	1,489	24%

Gross margin	$5,216	$4,458	$758	17%

Revenues
Product revenues increased 16% primarily due to the increased sales of our Telguard monitoring equipment as a result of higher customer demand. Approximately 38,000 Telguard units were sold in the first three months of fiscal 2010, compared to approximately 20,000 units sold in the same period of fiscal 2009. Demand for these products during the first quarter of fiscal 2009 was lower due to the depressed economy and housing market. Terminal product revenue decreased 51% primarily due to depressed economies in the CALA region and to certain distributors, both domestic and foreign, reducing their existing inventory during the quarter, resulting in decreased purchases.
Service revenues increased 26% due to an increase in the number of monitoring units placed in service during the quarter as a result of increased unit sales. In the first quarter of fiscal 2010, over 36,000 new subscribers were activated, compared with approximately 23,000 activations for the same period of fiscal 2009. Telular ended the period with approximately 532,000 subscribers, as compare to 423,000 subscribers at the end of the same period of fiscal 2009. Service revenue as a percentage of total revenue was 50% for the three months ended December 31, 2009, compared to 47% for the same period of fiscal 2009. The average revenue per user remained constant between the two periods presented.
Cost of Sales
The increase in products cost of sales of 31% in the first quarter of fiscal 2010 when compared to the same period of fiscal 2009 is due to higher sales volumes of the Telguard products. The increase in services cost of sales of 10% is due to increased subscribers and a reduction in the cost of providing the monitoring service as a result of the elimination of the use of a third party billing provider. The Company was able to internalize the billing function in the third quarter of fiscal 2009.
Total gross margin, as a percentage of sales, was 40% for the first quarter of fiscal 2010 as compared to 41% for the same period last year. Product gross margin was 21% for the first quarter of fiscal 2010 as compared to 30% for the same period last year. Service gross margin increased to 60% in the first quarter of fiscal 2010 from 54% for the same period last year.

Operating Expenses

			Change		% of Revenues
	2010	2009	Amount	Percentage	2010	2009

Engineering and development	$1,254	$1,248	$6	0%	10%	12%
Selling and marketing	1,614	1,510	104	7%	12%	14%
General and administrative	1,450	1,659	(209)	-13%	11%	15%

	$4,318	$4,417	$(99)		33%	41%

Engineering and Development
The increase of $6 (0%) in engineering and development was primarily due to:
•	$125 increased payroll expenses related to the hiring of additional staff;

•	$18 increase in allocation of facility expenses attributable to engineering and development, such as rent, utilities, and maintenance; and,

•	$137 decrease in consulting expenses as a result of reduced utilization of contract engineers.
Selling and Marketing
The increase in selling and marketing of $104 (7%) was primarily due to:
•	$189 increase in payroll related expenses as a result of an increase in sales staff partially offset by a $23 decrease in consulting expenses;

•	$39 decrease in non-cash compensation related to a reduction in the number of stock options granted to employees; and,

•	$23 decrease in travel expenses as a result of increased utilization of outside sales agents, which reduced the travel expenses incurred by Telular employees.
General and Administrative
The decrease of $209 (13%) was primarily due to reductions of:
•	$83 in non-cash compensation due to adjustments made to the calculation of expenses for stock options in the first quarter of fiscal 2009, which increased compensation expense in the fiscal 2009;

•	$94 in professional fees related to decreased legal fees as a result of reduced costs from outside counsel relating to the fact that there was a proxy contest in 2009, but no similar contest in 2010. This decrease was also attributable to a decrease in accounting fees resulting from factors impacting the cost of our external audit;

•	$46 in non-cash compensation related to the issuance of stock awards to the independent directors of the Company. In the prior year, restricted stock awards were granted to the independent directors in the first quarter of the fiscal year as part of their annual compensation. The Company changed this policy during fiscal 2009 to have the granting of these awards coincide with the date of the annual shareholders meeting. Stock awards similar to fiscal 2009 are anticipated to be granted during the second quarter of fiscal 2010; and,

•	$41 in annual report and proxy costs. These costs were lower due to the proxy contest in fiscal 2009. There was no such contest in fiscal 2010.
Offsetting these reductions was a $15 increase in credit card fee as a result of increased activity and a $40 increase in non-income business taxes reflect the finalization, and reduction, of Singapore taxes in the first quarter of fiscal 2009.
Other Income
Other income for the three months ended December 31, 2009 increased $22 to $98 from $76 for the same period of fiscal 2009. The increase was primarily due to a loss of $48 related to the disposition of capital assets in fiscal 2009 and a decrease of $22 of interest income as a result of lower interest rates.
Income Taxes
The Company recorded an income tax provision for the three months ended December 31, 2009 of $21 related to alternative minimum taxes compared to $0 provision for the three months ended December 31, 2008.
Liquidity
Management regularly reviews net working capital in addition to available cash to determine if it has enough cash to operate the business. On December 31, 2009, the Company had $20,770 of unrestricted cash and cash equivalents and working capital of $30,150, compared to cash and cash equivalents of $17,904 and working capital of $28,666 on September 30, 2009. The Company can draw upon a Loan and Security Agreement with Silicon Valley Bank that provides an aggregate working capital line of credit up to $10,000. Management expects trade accounts receivable and inventory to turn into cash in short periods of time. As such, given the level of cash and cash equivalents, trade accounts receivable and inventory, management believes the Company has adequate resources to fund current and planned operations in a manner consistent with historical practices.

Operations
The Company generated $3,020 of cash from operations during the first three months of fiscal year 2010 compared to cash generated of $710 during the same period of fiscal year 2009. The components of cash generated for the first three months of fiscal 2010 are as follows:

$975	Net income for the period
285
The decrease in trade accounts receivable is due to the timely collection of outstanding balances, resulting from a more favorable product mix of service revenue to total revenue. Service revenue represents 50% of Telular’s total revenues for the three month period ending December 31, 2009. The accounts receivable associated with this revenue stream are generally collected within 30 days of invoicing.

1,044	The decrease in inventory reflects the Company’s overall inventory strategy to reduce existing stock and manage production levels to augment the sales levels.
852
The increase in trade accounts payable reflects increased purchases in the last month of the quarter from our contract manufacturers, which have extended payment terms, and from the Company’s increased focus on managing cash flows.

(628)
The decrease in accrued liabilities was primarily due to payments for bonuses earned in the prior fiscal year, partially offset with increases in liability balances related to increased sales volumes such as agent commissions, professional fees and certain operating expenses.

674	Non-cash expenses: $378 from stock based compensation; $211 depreciation expense; $71 of amortization expense and $14 related to loss on disposal of operating assets.
(182)	Net cash provided by other working capital items.

$3,020	Total cash provided by continuing operations

Investing Activities
Investing activities used $194 of cash for the first three months of fiscal 2010 from the acquisition of capital equipment. This compares to cash used by investing activities of $2,410 for the same period of fiscal 2009; $2,179 from the acquisition of TankLink and $231 from the purchase of equipment.
Financing Activities
Financing activities generated $40 of cash for the first three months of fiscal 2010 from the exercise of stock options. For the same period of fiscal year 2009, cash of $1,798 was used by the Company to pay down $923 of notes payable, which were acquired in the TankLink purchase and the repurchase of its common stock on the open market of $875.

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
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2009, and September 30, 2009, the inventory reserves were $98 and $91, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
Goodwill and Intangible Assets
The Company evaluates the fair value and recoverability of the goodwill annually during the Company’s third quarter or whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In determining fair value and recoverability, the Company makes projections regarding future cash flows. These projections are based on assumptions and estimates of growth rates for the related reporting units, anticipated future economic conditions, and the assignment of discount rates relative to risk associated with companies in similar industries and estimates of terminal values. An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company’s market risk exposure from the exposures described in its Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

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
During the quarter ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. RISK FACTORS
For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as previously filed with the SEC, which is hereby incorporated by reference, and the information under Forward-Looking Statements included in this report. At December 31, 2009, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2009.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities
In July 2008, the Board of Directors approved a stock repurchase program for up to $5,000 of the Company’s common stock. There were no shares repurchased during the first quarter of fiscal 2010 under this program. The approximate dollar value of shares that may yet be purchased under the program is $1,225 as of December 31, 2009.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The tables below present the votes cast at the Company’s Annual Meeting of Shareholders on February 2, 2010, by the shareholders of the Company entitled to vote thereon. The total eligible shares to vote were 14,933,938; total shares voted were 13,939,319.
Proposal 1: Election of Directors

			Broker
Name	For	Withheld	Non-Votes

Larry J. Ford	5,931,797	1,125,233	6,882,289
Lawrence S. Barker	6,793,700	263,330	6,882,289
Joseph A. Beatty	6,785,792	271,238	6,882,289
Betsy J. Bernard	6,168,843	888,187	6,882,289
Brian J. Clucas	6,788,409	268,621	6,882,289
Jeffrey Jacobowitz	6,385,485	671,545	6,882,289
M. Brian McCarthy	6,170,577	886,453	6,882,289

				Broker
	For	Against	Abstentions	Non-Votes
Proposal 2: To approve the First Amended and Restated 2008 Employee Stock Incentive Plan and to increase the number of shares of common stock reserved for issuance under the plan by 650,000.	4,693,829	2,316,666	46,535	6,882,289

Proposal 3: To approve the Second Amended and Restated Non-Employee Director Stock Incentive Plan and to increase the number of shares of common stock reserved for issuance under the plan by 80,000.	6,606,553	407,742	42,735	6,882,289

Proposal 4: To ratify the appointment of Grant Thornton LLP as the Company’s independent registered public accountants for the fiscal year ending September 30, 2010.	13,390,421	395,239	153,659	—
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

Telular Corporation
Date February 12, 2010	By:	/s/ Joseph A. Beatty
Joseph A. Beatty
President and Chief Executive Officer

Date February 12, 2010		/s/ Jonathan M. Charak
Jonathan M. Charak
Chief Financial Officer

Date February 12, 2010		/s/ Robert Deering
Robert Deering
Controller and Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith