Form 10-Q
period 2010-03-31
TELULAR CORP
filed 2010-05-14
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, as of May 7, 2010, the latest practicable date, was 14,979,705 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,774	$17,904
Trade accounts receivable, net	5,750	7,589
Inventories, net	6,858	7,803
Prepaid expenses and other current assets	434	273

Total current assets	36,816	33,569

Property and equipment, net	2,151	2,193
Other assets:
Goodwill	3,159	3,159
Intangible assets, net	1,197	1,338
Other	66	66

Total other assets	4,422	4,563

Total assets	$43,389	$40,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$3,421	$2,213
Accrued liabilities	2,372	2,665
Income taxes payable	30	25

Total current liabilities	5,823	4,903

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 19,424,552 and 19,365,035 shares issued at March 31, 2010 and September 30, 2009, respectively	194	194
Additional paid-in capital	177,731	176,879
Accumulated deficit	(131,198)	(132,490)
Treasury stock, at cost; 4,453,347 shares at March 31, 2010 and September 30, 2009, respectively	(9,161)	(9,161)

Total stockholders’ equity	37,566	35,422

Total liabilities and stockholders’ equity	$43,389	$40,325

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Revenue
Net product sales	$4,556	$6,341	$11,124	$12,001
Service revenue	6,800	5,482	13,254	10,597

Total revenue	11,356	11,823	24,378	22,598

Cost of sales
Net product cost of sales	3,945	4,790	9,150	8,749
Service cost of sales	2,796	2,450	5,397	4,808

Total cost of sales	6,741	7,240	14,547	13,557

Gross margin	4,615	4,583	9,831	9,041

Operating expenses
Engineering and development expenses	1,254	1,265	2,508	2,513
Selling and marketing expenses	1,571	1,797	3,185	3,307
General and administrative expenses	1,531	1,455	2,981	3,114

Total operating expenses	4,356	4,517	8,674	8,934

Income from operations	259	66	1,157	107
Other income, net	79	78	177	154

Income from continuing operations before income taxes	338	144	1,334	261
Provision for income taxes	21	6	42	6

Income from continuing operations	317	138	1,292	255
Income from discontinued operations	—	160	—	160

Net income	$317	$298	$1,292	$415

Income per common share:
Basic
Continuing operations	$0.02	$0.01	$0.09	$0.01
Discontinued operations	$—	$0.01	$—	$0.01

Net income	$0.02	$0.02	$0.09	$0.02

Diluted
Continuing operations	$0.02	$0.01	$0.08	$0.01
Discontinued operations	$—	$0.01	$—	$0.01

Net income	$0.02	$0.02	$0.08	$0.02

Weighted average number of common shares outstanding:
Basic	14,949,792	17,810,746	14,935,854	18,294,883
Diluted	15,469,497	17,858,297	15,390,715	18,320,842
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Common Stock and					Total
	Additional Paid-In Capital		Accumulated	Treasury Stock		Stockholders’
	Amount	Shares	Deficit	Amount	Shares	Equity

Balance at September 30, 2009	$177,073	19,365	$(132,490)	$(9,161)	(4,453)	$35,422

Comprehensive income:
Net income for period from October 1, 2009 to March 31, 2010	—	—	1,292	—	—	1,292
Stock based compensation expense	694	—	—	—	—	694
Stock options exercised	121	59	—	—	—	121
Restricted stock units expense	37	—	—	—	—	37

Balance at March 31, 2010	$177,925	19,424	$(131,198)	$(9,161)	(4,453)	$37,566

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2010	2009
Operating Activities:
Net income	$1,292	$415
Less income from discontinued operations	—	160

Income from continuing operations	1,292	255
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	418	385
Amortization	141	141
Stock based compensation expense — stock options	694	809
Stock based compensation expense — restricted stock	52	100
Loss on disposal of operating assets	21	—
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	1,839	737
Inventories	945	1,157
Prepaid expenses and other assets	(176)	464
Trade accounts payable	1,208	462
Accrued liabilities	(288)	(1,777)

Net cash provided by operating activities of continuing operations	6,146	2,733

Investing Activities:
Acquisition of property and equipment	(397)	(443)
Purchase of business	—	(2,342)

Net cash used in investing activities of continuing operations	(397)	(2,785)

Financing Activities:
Proceeds from the exercise of stock options	121	—
Payment of notes payable	—	(978)
Purchases of treasury stock, at cost	—	(2,648)

Net cash provided by (used in) financing activities of continuing operations	121	(3,626)

Cash Flows of Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	2,154
Net cash provided by investing activities of discontinued operations	—	94

Net cash provided by discontinued operations	—	2,248

Net increase (decrease) in cash and cash equivalents	5,870	(1,430)

Cash and cash equivalents, beginning of period	17,904	21,168

Cash and cash equivalents, end of period	$23,774	$19,738

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited, in thousands, except share data)
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2010. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The amounts presented herein are in U.S. dollars and are in thousands, except for per share information.
2.	Summary of Significant Accounting Policies
Financial Instruments
Financial instruments that potentially subject Telular Corporation (the “Company”) to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The credit risks related to cash and cash equivalents are limited to the Company’s investments of cash in money market funds and the possibility that the per unit value of these funds may decline below $1.00. At March 31, 2010 and September 30, 2009, the majority of the Company’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank, and are federally insured only up to $250. The Company regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments. At March 31, 2010 and September 30, 2009, the Company had approximately $2,117 or 9%, and $2,148 or 12%, of its cash and cash equivalents invested in U.S. Treasury Reserves, respectively. Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising the Company’s customer base. For international sales, the Company generally receives payment in advance of shipment or irrevocable letters of credit that are confirmed by U.S. banks. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.
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
March 31, 2010
(Unaudited, in thousands, except share data)
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The following table reconciles the dilutive effect of common stock equivalents for the three and six months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Common Shares:
Weighted average common shares outstanding	14,949,792	17,810,746	14,935,854	18,294,883
Dilutive effect of stock options	388,281	—	315,134	—
Dilutive effect of restricted stock units	131,424	47,551	139,727	25,959
Dilutive effect of warrants	—	—	—	—

Total	15,469,497	17,858,297	15,390,715	18,320,842

Income from continuing operations	$317	$138	$1,292	$255
Income from discontinued operations	—	160	—	160

Net Income	$317	$298	$1,292	$415

Income loss per common share — basic:
Continuing operations	$0.02	$0.01	$0.09	$0.01
Discontinued operations	$—	$0.01	$—	$0.01

Net income	$0.02	$0.02	$0.09	$0.02

Income loss per common share — diluted:
Continuing operations	$0.02	$0.01	$0.08	$0.01
Discontinued operations	$—	$0.01	$—	$0.01

Net income	$0.02	$0.02	$0.08	$0.02

The following stock options restricted stock units and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Stock options	1,160,554	2,138,507	1,368,011	2,138,507
Restricted Stock Units	48,353	—	48,353	—
Warrants	2,326,235	2,523,425	2,326,235	2,523,425

	3,535,142	4,661,932	3,742,599	4,661,932

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited, in thousands, except share data)
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
On November 3, 2009, the Company awarded 240,000 stock options to officers and employees, valued at $434, based on the price of the Company’s common stock on the date of issuance. On February 2, 2010, the Company awarded 265,000 stock options to officers and employees, valued at $775, based on the price of the Company’s common stock on the date of issuance. Also on February 2, 2010, the Company awarded 48,353 restricted stock units to directors, valued at $235, based on the price of the Company’s common stock on the date of issuance. Both of the stock option grants will vest over a three year period, and the restricted stock units will vest over a one year period. The cost of these awards will be taken as a charge to operating expenses on a pro-rata basis over the vesting periods.
The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Stock based compensation:
Stock options	$327	$297	$694	$809
Restricted stock units	41	61	52	100

	$368	$358	$746	$909

Warranty
The Company provides warranty coverage for a period of 12 months on terminal products and 24 months on event monitoring products from the date of shipment. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.
The following table is a summary of the Company’s accrued warranty obligation for continuing operations:

	Six Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)

Balance at the beginning of the period	$80	$96
Warranty expense during the period	218	122
Warranty payments made during the period	(219)	(158)

Balance at the end of the period	$79	$60

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited, in thousands, except share data)
Segment Reporting
The Company presents its consolidated financial statements as one reportable segment. The determination of a single reportable segment was made under ASC 280, Segment Reporting, as the Company’s business operations have similar economic characteristics.
Reclassifications
Certain general and administrative expenses approximating $154 and $256 for the second quarter and first six months of fiscal 2009 have been reclassed to sales and marketing expenses in the prior year to be consistent with the current year presentation. These expenses relate to a department whose focus and activities have changed and are more properly associated with the sales function. Additionally, non-income business tax expenses have been reclassed from other income and expenses to general and administrative expenses in the prior year to be consistent with the current year presentation.
Recently Issued Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance amending the reporting requirements for subsequent events by removing the requirement to disclose the date through which subsequent events have been evaluated for SEC reporting entities. This guidance became effective upon issuance and was adopted by the Company in this second quarter of fiscal 2010. There was no effect on the Company’s consolidated financial statements as a result of the adoption of this update.
In April 2010, the FASB issued authoritative guidance to address changes in accounting for income taxes resulting from the recently enacted Health Care and Education Reconciliation Act of 2010 (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010). The update states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to view the two Acts together for accounting purposes. The Company does not anticipate the adoption of this update to have a significant impact on the results of operations or financial position.
In April 2010, the FASB issued authoritative guidance on the effect of denominating the exercise price of a share-based payment award in the currency of the market in which a substantial portion of the entity’s equity securities trades. When a share-based payment award is denominated in the currency of the market in which it trades, such award should not be considered to have a condition that is not a market, performance or service condition and should not be classified as a liability if it would otherwise qualify as equity. This guidance is effective for the Company’s fiscal year 2012, and interim periods within that year. The Company does not anticipate the adoption of this update to have a significant impact on the results of operations or financial position.
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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited, in thousands, except share data)
4.	Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	March 31,	September 30,
	2010	2009
	(unaudited)

Trade receivables	$5,787	$7,609
Less: allowance for doubtful accounts	(37)	(20)

	$5,750	$7,589

5.	Inventories
Inventories consist of the following:

	March 31,	September 30,
	2010	2009
	(unaudited)

Raw materials	$1,795	$2,144
Finished goods	5,161	5,750

	6,956	7,894
Less: reserve for obsolescence	(98)	(91)

	$6,858	$7,803

6.	Goodwill and Intangible Assets
Goodwill as of March 31, 2010 and September 30, 2009 was $3,159, of which $1,116 relates to the purchase of TankLink. The Company evaluates the fair value and recoverability of the goodwill annually during the Company’s third quarter or whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. During the second quarter of fiscal 2010, there were no events or changes in circumstance that would indicate that the carrying value of goodwill may not be recoverable.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited, in thousands, except share data)
All intangible assets are related to the acquisition of TankLink. The balances are as follows:

	Weighted Average	March 31, 2010			September 30, 2009
	Useful Life		Accumulated			Accumulated
	(in months)	Cost	Amortization	Net	Cost	Amortization	Net

Customer relationships	84.6	$1,230	$(274)	$956	$1,230	$(183)	$1,047
Developed technology	60.0	320	(96)	224	320	(64)	256
Tradename	24.0	70	(53)	17	70	(35)	35

Total intangible assets		$1,620	$(423)	$1,197	$1,620	$(282)	$1,338

The Company reviews for the impairment of other intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes in circumstances during the second quarter of fiscal 2010 that would indicate that the carrying amount of intangibles may not be recovered.
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
The Company determined that there is a less than 50% likelihood that its research and development (R&D) tax credits would be sustained upon audit as the Company has not completed gathering the necessary documentation required by the taxing authority to substantiate the credit. The Company has classified $2,486 of the valuation allowance for deferred tax assets as a tax reserve for an uncertain tax position. This has no impact on the Company’s effective tax rate. The credits will expire at varying amounts through September 30, 2025, with $322 expiring in fiscal 2010.
The Company recorded a tax provision of $42 for the six months ended March 31, 2010 as compared to a tax provision of $6 for the six months ended March 31, 2009, representing effective tax rates of 3% and 2%, respectively. The difference between the Company’s effective tax rate and the 34% federal statutory rate in the current period is due primarily to release of the valuation allowance against the deferred tax asset associated with the Company’s net operating loss carryforward.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited, in thousands, except share data)
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
Based on Internal Revenue Code Section 382, changes in the ownership of the Company may limit the utilization of net operating loss carryforwards of the Company. The Company has determined, as of March 31, 2010, that there are no limitations on the utilization of its net operating loss carryforwards.
8.	Commitments
The Company has entered into agreements with Speedy-Tech Electronics Ltd. (“Speedy”) and Creation Technologies Wisconsin Inc. (“Creation”) to manufacture final assemblies of the Company’s products. Creation also provides fulfillment services to the Company. The agreement with Speedy may be terminated upon 90 days prior written notice to either party. The agreement with Creation may be terminated upon six months prior written notice to either party. Under both agreements, the Company has the right to offset amounts due to the Company against amounts owed to the respective vendor by the Company. As of March 31, 2010, the Company had $2,912 and $1,552 in open purchase commitments with Speedy and Creation, respectively.
9.	Major Customers
For the three months ended March 31, 2010 the Company derived approximately $4,348 (38%) of its total revenue from one customer located in the United States. For the three months ended March 31, 2009 the Company derived approximately $5,374 (45%) of its total revenues from two customers located in the United States.
For the six months ended March 31, 2010 and 2009, the Company derived approximately $11,035 (45%) and $10,191 (45%), respectively, of its total revenues from two customers located in the United States.
Trade accounts receivable from these customers totaled $334 at March 31, 2010 and $2,092 at September 30, 2009.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited, in thousands, except share data)
10.	Export Sales
The Company exports its products to three regions around the world: Central America / Latin America (“CALA”), Europe / Africa (“EA”) and Asia / Middle East (“AME”). Export sales are summarized in the tables below:
Three Months Ended March 31, 2010 and 2009:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2010 sales	$8	$41	$17	$66	$11,290	$11,356
Region’s sales as % of total export sales	12.12%	62.12%	25.76%	100.00%
Region’s sales as % of Total Company sales	0.07%	0.36%	0.15%	0.58%	99.42%	100.00%

Fiscal 2009 sales	$439	$161	$19	$619	$11,204	$11,823
Region’s sales as % of total export sales	70.92%	26.01%	3.07%	100.00%
Region’s sales as % of Total Company sales	3.72%	1.36%	0.16%	5.24%	94.76%	100.00%
Six Months Ended March 31, 2010 and 2009:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2010 sales	$400	$78	$47	$525	$23,853	$24,378
Region’s sales as % of total export sales	76.19%	14.86%	8.95%	100.00%
Region’s sales as % of Total Company sales	1.64%	0.32%	0.19%	2.15%	97.85%	100.00%

Fiscal 2009 sales	$628	$322	$48	$998	$21,600	$22,598
Region’s sales as % of total export sales	62.93%	32.26%	4.81%	100.00%
Region’s sales as % of Total Company sales	2.78%	1.43%	0.21%	4.42%	95.58%	100.00%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited, in thousands, except share data)
11.	Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2010	2009
Supplemental disclosure of cash flow information:
Income taxes paid	$37	$—

Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock units awarded as director compensation — 48,353 and 188,202 shares, respectively	$37	$284
12.	Discontinued Operations
During July 2007, the Company formulated a plan to sell the net assets of its Fixed Cellular Phone (“FCP”) segment and exit the cellular phone market. As required by the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, the Company designated the assets and liabilities of this segment as “held for sale”. The assets and liabilities in this disposal group were measured at the lower of their carrying value or fair value less cost to sell and were separately identified in the consolidated balance sheets at September 30, 2007. During the third quarter of fiscal 2008, the Company determined it would be unable to secure a buyer of the FCP business unit. As a result, the Company made a strategic decision to abandon the FCP business effective June 30, 2008. All of the assets of the business have been disposed of or collected. As of March 31, 2010 the remaining liabilities of $16 consisted of accrued warranty expenses, and as of September 30, 2009 the remaining liabilities of $138 consisted of accrued royalties and accrued warranty expenses. The remaining liabilities are included in accrued liabilities in the consolidated balance sheets. For the three and six months ended March 31, 2010, there were no revenues or expenses incurred associated with discontinued operations as compared to $160 of revenue for the same periods of fiscal 2009.
13.	Subsequent Events
In April 2010, Telular’s Board of Directors increased the amount approved under its active stock repurchase plan to $5,000 from $1,225 that was previously available. There were no stock repurchases during the second quarter of fiscal 2010.

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
The markets for the Company’s products are primarily in North and South America and consist of a number of vertical applications including Telguard security alarm monitoring; TankLink storage tank monitoring; and, general purpose wireless terminals for voice calls and Internet access. These markets are addressed primarily through indirect channels consisting of third party Value Added Resellers (“VARs”), distributors, representatives and agents along with in-house sales and customer support teams. A direct sales model is utilized for certain large customers.
The Company believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, including the creation of event monitoring services that can be sold with products.

The following details areas of product delivery and research currently in process and anticipated in fiscal 2010.
Telguard — Telular’s engineering team continues to update the Telguard digital product portfolio by addressing the growing demand and technology changes in the electronics security market. Telular has recently enhanced the functionality of its TG-9 product and undertook a redesign of certain other Telguard hardware devices. During the second quarter of 2010, Telular added the TG-1 Express to its product line to provide dealers with reduced costs and installation time. The launch of these new and redesigned products will improve the Company’s ability to profitably serve the security markets.
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
Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China and the United States make and test all of Telular’s hardware products.
Competition
There are several firms that compete with the Company’s Telguard products and services. These primary competitors include: Honeywell, DSC, Numerex and Alarm.com. Telular believes it has a significant portion of the market share for cellular alarm communicators, having introduced the first such device for digital cellular networks in March 2006. Demand for cellular communicators has increased markedly over the past year. We believe this is due to consumers eliminating traditional telephone lines and therefore, requiring a cellular communicator to enable a home security system. If this trend continues, the Company believes that Telular and its competitors will continue to see substantial demand for their products and related services.
With regard to the other terminal products sold by Telular, there are a large number of competitors that manufacture and sell Fixed Cellular Terminals or “FCTs.” They include: Ericsson, Axesstel, YX and numerous other manufacturers in Asia and elsewhere. Much of the demand for these terminals is outside the United States and demand is concentrated among the large wireless carriers that operate in various countries around the world. Competition is based on reputation, features and pricing. Telular’s products have historically sold well in Latin America and the Company has been to realize an acceptable selling price due to Telular’s reputation for quality products in that region. The FCT business is not a primary focus of Telular but it continues to earn an acceptable contribution margin and will be maintained for as long as it continues to do so.

Results of Operations
Second quarter fiscal year 2010 compared to second quarter fiscal year 2009
Revenues and Cost of Sales

			Change
	2010	2009	Amount	Percentage
Net product sales
Monitoring Equipment	$3,753	$4,359	$(606)	-14%
Terminal	803	1,982	(1,179)	-59%

Total product revenues	4,556	6,341	(1,785)	-28%
Service revenues	6,800	5,482	1,318	24%

Total revenues	11,356	11,823	(467)	-4%

Cost of sales
Products	3,945	4,790	(845)	-18%
Services	2,796	2,450	346	14%

	6,741	7,240	(499)	-7%

Gross margin	$4,615	$4,583	$32

Revenues
Product revenues decreased 28% primarily due to the 59% decrease in domestic and international sales of our terminal equipment due to continued decrease in demand for these products. Revenues from sales of our Telguard and TankLink monitoring equipment decreased 14% primarily due to discounted pricing initiatives targeted to maintain unit sales volumes. Approximately 26,800 Telguard and TankLink units were sold during the second quarter of fiscal 2010, compared to approximately 27,300 units sold in the same period of fiscal 2009.
Service revenues increased 24% due to a larger subscriber base at the start of the second quarter of 2010 as compared to the same period in 2009, as well as more activations during the period in 2010. The second quarter of fiscal 2010 began with over 532,000 subscribers and over 33,300 new subscribers were activated during the period, compared with approximately 422,000 subscribers at the start of the second quarter of 2009 and 25,000 new activations during the same period. Service revenue as a percentage of total revenue was 60% for the three months ended March 31, 2010, compared to 46% for the same period of fiscal 2009. The average revenue per user remained steady at $3.94 between the two periods presented.
Cost of Sales
The decrease in products cost of sales of 18% in the second quarter of fiscal 2010 as compared to the same period of fiscal 2009 is due to lower sales volume and reduced per unit production costs. The increase in services cost of sales of 14% is due to increased subscribers which was offset by a reduction in the cost of providing the monitoring service as a result of the elimination of the use of a third party billing provider. The Company was able to internalize the billing function in the third quarter of fiscal 2009.
Total gross margin, as a percentage of sales, was 41% for the second quarter of fiscal 2010 as compared to 39% for the same period last year. Product gross margin was 13% for the second quarter of fiscal 2010 as compared to 24% for the same period last year. This decrease reflects the pricing discounts offered by Telular during the quarter. Service gross margin increased to 59% in the second quarter of fiscal 2010 from 55% for the same period last year.

Operating Expenses

			Change		% of Revenues
	2010	2009	Amount	Percentage	2010	2009

Engineering and development	$1,254	$1,265	$(11)	-1%	11%	11%
Selling and marketing	1,571	1,797	(226)	-13%	14%	15%
General and administrative	1,531	1,455	76	5%	13%	12%

	$4,356	$4,517	$(161)		38%	38%

Engineering and Development
The decrease of $11 (1%) in engineering and development was primarily due to:
•	$78 decrease in consulting expenses as a result of reduced utilization of contract engineers, and

•	$19 decrease in general office expenses; such as supplies and software and license maintenance, as a result of cost containment efforts.
Offsetting these reductions was a $86 increase in payroll related expenses, such as salaries and medical benefits as a result of increased staffing and an increase in non-cash compensation expense related to the issuance stock options.
Selling and Marketing
The decrease in selling and marketing of $226 (13%) was primarily due to:
•	$183 decrease in payroll related expenses as a result of a decrease in sales and marketing staff and a decrease in expenses directly related to sales volumes such as commissions;

•	$58 decrease in travel expenses as a result of cost containment efforts in this area; and,

•	$39 decrease in expenses relating to specific marketing programs that were incurred in fiscal 2009 but not in fiscal 2010.
Offsetting these reductions was an increase of $54 primarily due to increased participation in industry trade shows.
General and Administrative
The increase of $76 (5%) was primarily due to increases of:
•	$179 legal fees related to increased efforts by outside legal counsel in defending the Company in a patent lawsuit; and,

•	$25 in increased medical benefit costs;
Offsetting these increases was a $128 decrease in proxy costs. In fiscal 2009 there was a proxy contest which increased all cost related to the Company’s annual shareholders’ meeting. There was no such contest in fiscal 2010.
Other Income
Other income for the three months ended March 31, 2010 increased by $1 to $79 from $78 for the same period of fiscal 2009. This increase was primarily due to an increase of $13 from interest income and a decrease of $10 primarily from a $7 loss on disposal of capital equipment.

Income Taxes
The Company recorded an income tax provision for the three months ended March 31, 2010 of $21 related to alternative minimum taxes compared to $6 for the comparable period last year.
First six months of fiscal year 2010 compared to the first six months of fiscal year 2009
Revenues and Cost of Sales

			Change
	2010	2009	Amount	Percentage
Net product sales
Monitoring Equipment	$9,408	$8,148	$1,260	15%
Terminal	1,716	3,853	(2,137)	-55%

Total product revenues	11,124	12,001	(877)	-7%
Service revenues	13,254	10,597	2,657	25%

Total revenues	24,378	22,598	1,780	8%

Cost of sales
Products	9,150	8,749	401	5%
Services	5,397	4,808	589	12%

	14,547	13,557	990	7%

Gross margin	$9,831	$9,041	$790

Revenues
Product revenues decreased 7% primarily due to a 55% decrease in the sales of our terminal products. Terminal sales were down both domestically and internationally due to the depressed economies around the world. Monitoring equipment sales increased 15% for the six month period ended March 31, 2010 primarily due to strong first quarter sales of Telguard products.
Service revenues increased 25% due to a larger subscriber base at the start of 2010 as compared with 2009. Additionally, the number of monitoring units activated during the first six months of fiscal 2010 was greater than during the same period in 2009. For the six month period ended March 31, 2010, there were 500,000 subscribers at the beginning of the period, and there were approximately 71,100 new activations during the period. For the same period in 2009, there were approximately 427,000 subscribers at the beginning of the period and 47,700 new activations. The average revenue per user remained steady between the two periods.
Cost of Sales
The increase in products cost of sales of 5% in the first six months of fiscal 2010 as compared to the same period of fiscal 2009 is due to higher sales volume of our Telguard monitoring equipment, primarily as a result of strong unit sales in the first quarter. The increase in services cost of sales of 12% is due to increased subscribers which was offset by a reduction in the cost of providing the monitoring service as a result of the elimination of the use of a third party billing provider. The Company was able to internalize the billing function in the third quarter of fiscal 2009.

Total gross margin, as a percentage of sales, was 40% for the first six months of both fiscal 2010 and fiscal 2009. Product gross margin was 18% for the first six months of fiscal 2010 as compared to 27% for the same period last year. This decrease reflects the pricing discounts offered by Telular during the period to maintain unit sales volume. Service gross margin increased to 59% in the first six months of fiscal 2010 from 55% for the same period last year.
Operating Expenses

			Change		% of Revenues
	2010	2009	Amount	Percentage	2010	2009

Engineering and development	$2,508	$2,513	$(5)	0%	10%	11%
Selling and marketing	3,185	3,307	(122)	-4%	13%	15%
General and administrative	2,981	3,114	(133)	-4%	12%	14%

	$8,674	$8,934	$(260)		35%	40%

Engineering and Development
Engineering and development expenses decreased $5 primarily due to a $218 decrease in the engineering consulting fees offset by an increase of $213 in payroll related expenses as engineering and development filled open staff positions and reduced its utilization of third party consultants.
Selling and Marketing
Selling and marketing expenses decreased $122 (4%) primarily due to decreases of:
•	$89 in payroll related expenses due to a reduction in staff and a reduction in expenses directly related to reduced sales revenues such as commissions;

•	$81 decrease in travel expenses as a result of cost containment efforts in this area; and,

•	$60 decrease in consulting fees and specific marketing programs that were incurred in fiscal 2009 but not in fiscal 2010.
Offsetting these reductions was an increase of $108 in participation in industry tradeshows and adjustments made to outside agent commissions made in fiscal 2009 that were not made in fiscal 2010.
General and Administrative
General and administrative expenses decreased $133 (4%) primarily due to decreases of:
•	$150 in annual report and proxy costs. These costs were lower in 2010 as compared to 2009 because there was a proxy contest in 2009 but not in 2010.

•	$45 in payroll related expenses as a result of eliminating the general and administrative function from TankLink; and,

•	$66 in non-cash compensation related to the issuance of stock awards to the independent directors of the Company. In the prior year, restricted stock awards were granted to the independent directors in the first quarter of the fiscal year as part of their annual compensation. The Company changed this policy to have the granting of these awards coincide with the date of the annual shareholders meeting, which normally take place in the second quarter.
Offsetting these expense reductions was an increase of $128 for legal fees related to increased efforts by outside legal counsel in defending the Company in a patent lawsuit.

Other Income
Other income increased $23 primarily due to an increase in interest income.
Income Taxes
The Company recorded an income tax provision for the six months ended March 31, 2010 of $42 related to alternative minimum taxes compared to $6 for the six months ended March 31, 2009.
Liquidity
Management regularly reviews net working capital in addition to available cash to determine if it has enough cash to operate the business. On March 31, 2010, the Company had $23,774 of unrestricted cash and cash equivalents and working capital of $30,993, compared to cash and cash equivalents of $17,904 and working capital of $28,666 on September 30, 2009. The Company can draw upon a Loan and Security Agreement with Silicon Valley Bank that provides an aggregate working capital line of credit up to $10,000. Management expects trade accounts receivable and inventory to turn into cash in short periods of time. As such, given the level of cash and cash equivalents, trade accounts receivable and inventory, management believes the Company has adequate resources to fund current and planned operations in a manner consistent with historical practices.
Operations
The Company generated $6,146 of cash from operations during the first six months of fiscal year 2010 compared to cash generated of $2,733 during the same period of fiscal year 2009. The components of cash generated for the first six months of fiscal 2010 are as follows:

$1,839
The decrease in trade accounts receivable is due to the timely collection of outstanding balances and reduced sales volumes. Service revenue represents 54% of Telular’s total revenues for the six month period ending March 31, 2010. The accounts receivable associated with this revenue stream are generally collected within 30 days of invoicing.

945	The decrease in inventory reflects the Company overall inventory strategy; sell from existing stock while reducing production levels to augment the reduction in sales levels.
1,208
Trade accounts payable primarily consists of amounts due to Telular’s contract manufacturers. The increase reflects increased purchases from our contract manufactures, mostly during the last month of the quarter. These vendors have extended payments terms, thereby increasing the overall trade accounts payable balance at March 31, 2010.

(288)
The decrease in accrued liabilities was primarily due to payments for bonuses, royalties and co-op advertising and the reduction in liability balances related to reduced sales volumes such as agent commissions, professional fees and certain operating expenses.

1,326
Non-cash expenses: $746 from stock based compensation; $418 depreciation expense; $141 amortization expense; $21 from loss on disposal of operating assets, primarily due to the write-off of leasehold improvements.

(176)	Net cash provided by other working capital items.
1,292	Income from continuing operations; cash provided.

$6,146	Total cash provided by continuing operations.

Investing Activities
Investing activities used $397 of cash for the first six months of fiscal 2010 from the acquisition of capital equipment. This compares to cash used by investing activities of $2,785 for the same period of fiscal 2009; $2,342 from the acquisition of TankLink and $443 from the purchase of capital equipment.
Financing Activities
Financing activities generated $121 of cash for the first six months of fiscal 2010 from the exercise of stock options. For the same period of fiscal year 2009, cash of $3,626 was used by the Company to pay down $978 of notes payable, which were acquired in the TankLink purchase and the repurchase of its common stock on the open market of $2,648.

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
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At March 31, 2010, and September 30, 2009, the inventory reserves were $98 and $91, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
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
During the quarter ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as previously filed with the SEC, which is hereby incorporated by reference, and the information under Forward-Looking Statements included in this report. At March 31, 2010, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities
In July 2008, the Board of Directors approved a stock repurchase program for up to $5,000 of the Company’s common stock. There were no shares repurchased during the second quarter of fiscal 2010 under this program. The approximate dollar value of shares that may yet be purchased under the program is $1,225 as of March 31, 2010.
In April 2010, Telular’s Board of Directors increased the amount approved under its active stock repurchase plan to $5,000 from $1,225 that was previously available. There were no stock repurchases during the second quarter of fiscal 2010.

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

Telular Corporation
Date: May 14, 2010	By:	/s/ Joseph A. Beatty
Joseph A. Beatty
President and Chief Executive Officer

Date: May 14, 2010		/s/ Jonathan M. Charak
Jonathan M. Charak
Chief Financial Officer

Date: May 14, 2010		/s/ Robert Deering
Robert Deering
Controller and Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith