Form 10-Q
period 2010-06-30
TELULAR CORP
filed 2010-08-16
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of August 3, 2010, the latest practicable date, was 14,909,065 shares.

TELULAR CORPORATION
Index

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,595	$17,904
Trade accounts receivable, net	6,286	7,589
Inventories, net	5,737	7,803
Prepaid expenses and other current assets	299	273

Total current assets	36,917	33,569

Property and equipment, net	2,118	2,193
Other assets:
Goodwill	3,159	3,159
Intangible assets, net	1,340	1,338
Other	49	66

Total other assets	4,548	4,563

Total assets	$43,583	$40,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$2,470	$2,213
Accrued liabilities	2,602	2,665
Income taxes payable	43	25

Total current liabilities	5,115	4,903

Stockholders’ equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 19,444,052 and 19,365,035 shares issued at June 30, 2010 and September 30, 2009, respectively	195	194
Additional paid-in capital	177,967	176,879
Accumulated deficit	(130,238)	(132,490)
Treasury stock, at cost; 4,538,901 and 4,453,347 shares at June 30, 2010 and September 30, 2009, respectively	(9,456)	(9,161)

Total stockholders’ equity	38,468	35,422

Total liabilities and stockholders’ equity	$43,583	$40,325

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Revenue
Net product sales	$3,948	$6,600	$15,072	$18,601
Service revenue	7,054	5,751	20,308	16,348

Total revenue	11,002	12,351	35,380	34,949

Cost of sales
Net product cost of sales	3,310	5,099	12,460	13,848
Service cost of sales	2,704	2,540	8,101	7,348

Total cost of sales	6,014	7,639	20,561	21,196

Gross margin	4,988	4,712	14,819	13,753

Operating expenses
Engineering and development expenses	1,044	1,142	3,552	3,655
Selling and marketing expenses	1,382	1,707	4,567	5,014
General and administrative expenses	1,659	1,337	4,640	4,451

Total operating expenses	4,085	4,186	12,759	13,120

Income from operations	903	526	2,060	633
Other income, net	99	77	276	231

Income from continuing operations before income taxes	1,002	603	2,336	864
Provision for income taxes	42	7	84	13

Income from continuing operations	960	596	2,252	851
Loss from discontinued operations	—	(557)	—	(397)

Net income	$960	$39	$2,252	$454

Income (loss) per common share:
Basic
Continuing operations	$0.06	$0.03	$0.15	$0.05
Discontinued operations	$—	$(0.03)	$—	$(0.02)

Net income	$0.06	$—	$0.15	$0.03

Diluted
Continuing operations	$0.06	$0.03	$0.15	$0.05
Discontinued operations	$—	$(0.03)	$—	$(0.02)

Net income	$0.06	$—	$0.15	$0.03

Weighted average number of common shares outstanding:
Basic	14,939,803	17,036,738	14,937,170	17,875,501
Diluted	15,325,862	17,143,022	15,351,480	17,927,219
See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Common Stock and					Total
	Additional Paid-In Capital		Accumulated	Treasury Stock		Stockholders’
	Amount	Shares	Deficit	Amount	Shares	Equity

Balance at September 30, 2009	$177,073	19,365	$(132,490)	$(9,161)	(4,453)	$35,422

Comprehensive income:
Net income for period from October 1, 2009 to June 30, 2010	—	—	2,252	—	—	2,252
Stock based compensation expense	936	—	—	—	—	936
Stock options exercised	153	79	—	—	—	153
Treasury stock purchased	—	—	—	(295)	(86)	(295)

Balance at June 30, 2010	$178,162	19,444	$(130,238)	$(9,456)	(4,539)	$38,468

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2010	2009
Operating Activities:
Net income	$2,252	$454
Less loss from discontinued operations	—	(397)

Income from continuing operations	2,252	851
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	635	579
Amortization	217	212
Stock based compensation expense	1,275	1,176
Loss on disposal of operating assets	22	—
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	1,303	749
Inventories	2,066	2,348
Prepaid expenses and other assets	(243)	676
Trade accounts payable	257	533
Accrued liabilities	(369)	(1,305)

Net cash provided by operating activities of continuing operations	7,415	5,819

Investing Activities:
Acquisition of property and equipment	(582)	(732)
Purchase of business	—	(2,375)

Net cash used in investing activities of continuing operations	(582)	(3,107)

Financing Activities:
Proceeds from the exercise of stock options	153	—
Payment of notes payable	—	(978)
Purchases of treasury stock, at cost	(295)	(8,034)

Net cash used in financing activities of continuing operations	(142)	(9,012)

Cash Flows of Discontinued Operations
Net cash provided by operating activities of discontinued operations	—	3,239
Net cash provided by investing activities of discontinued operations	—	94

Net cash provided by discontinued operations	—	3,333

Net increase (decrease) in cash and cash equivalents	6,691	(2,967)

Cash and cash equivalents, beginning of period	17,904	21,168

Cash and cash equivalents, end of period	$24,595	$18,201

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited, in thousands, except share data)
1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2010. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2009. The amounts presented herein are in U.S. dollars and are in thousands, except for per share information.
2.	Summary of Significant Accounting Policies
Financial Instruments
Financial instruments that potentially subject Telular Corporation (the “Company”) to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The credit risks related to cash and cash equivalents are limited to the Company’s investments of cash in money market funds and the possibility that the per unit value of these funds may decline below $1.00. The following table presents the composition of cash and cash equivalents:

	June 30,	September 30,
	2010	2009
Cash	$14,820	$3,023
Money market funds	9,775	14,881

Total cash and cash equivalents	$24,595	$17,904

At June 30, 2010 and September 30, 2009, the majority of the Company’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank, and are federally insured only up to $250. The Company regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments. At June 30, 2010 and September 30, 2009, the Company had approximately $0 and $2,148 or 12%, of its money market funds invested in U.S. Treasury Reserves, respectively. Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising the Company’s customer base. For international sales, the Company generally receives payment in advance of shipment or irrevocable letters of credit that are confirmed by U.S. banks. The Company performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.
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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited, in thousands, except share data)
Income Taxes
The Company utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance if, based upon management’s estimates, it is more likely than not that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances.
Earnings Per Share
Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of options, restricted stock units and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The following table reconciles the dilutive effect of common stock equivalents:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Common Shares:
Basic weighted average common shares outstanding	14,939,803	17,036,738	14,937,170	17,875,501
Dilutive effect of stock options	235,608	10,774	280,487	—
Dilutive effect of restricted stock units	150,451	95,510	133,823	51,718
Dilutive effect of warrants	—	—	—	—

Total fully diluted	15,325,862	17,143,022	15,351,480	17,927,219

Income from continuing operations	$960	$596	$2,252	$851
Loss from discontinued operations	—	(557)	—	(397)

Net Income	$960	$39	$2,252	$454

Income (loss) per common share — basic:
Continuing operations	$0.06	$0.03	$0.15	$0.05
Discontinued operations	$—	$(0.03)	$—	$(0.02)

Net income	$0.06	$—	$0.15	$0.03

Income (loss) per common share — diluted:
Continuing operations	$0.06	$0.03	$0.15	$0.05
Discontinued operations	$—	$(0.03)	$—	$(0.02)

Net income	$0.06	$—	$0.15	$0.03

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited, in thousands, except share data)
The following stock options, restricted stock units and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Stock options	1,733,788	1,561,564	1,610,038	2,006,564
Restricted stock units	48,353	—	48,353	—
Warrants	2,326,235	2,523,425	2,326,235	2,523,425

	4,108,376	4,084,989	3,984,626	4,529,989

Stock Based Compensation
The Company has two officer and employee stock incentive plans and a non-employee director stock incentive plan. The cost of stock options granted is calculated based on their grant date fair value and recognized over the vesting period. The fair value of stock options granted and warrants issued is estimated at the grant date or issuance date using a Black-Scholes stock option valuation model. Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of the Company’s common stock, a risk-free interest rate, a dividend yield on the Company’s common stock and the expected term of the option.
The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Stock based compensation:
Stock options	$470	$206	$1,164	$1,015
Restricted stock units	59	61	111	161

	$529	$267	$1,275	$1,176

Warranty
The Company provides warranty coverage for a period of 12 months on Tanklink products, 15 months on terminal products and 24 months on Telguard monitoring products from the date of shipment. A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.
The following table is a summary of the Company’s accrued warranty obligation for continuing operations:

	Nine Months Ended June 30,
	2010	2009

Balance at the beginning of the period	$80	$96
Warranty expense during the period	284	234
Warranty payments made during the period	(282)	(255)

Balance at the end of the period	$82	$75

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited, in thousands, except share data)
Segment Reporting
The Company presents its consolidated financial statements as one reportable segment. The determination of a single reportable segment was made under ASC 280, Segment Reporting, as substantially all of the Company’s business operations have similar economic characteristics.
Reclassifications
Certain general and administrative expenses approximating $127 and $383 for the third quarter and first nine months of fiscal 2009 have been reclassed to sales and marketing expenses in the prior year to be consistent with the current year presentation. These expenses relate to a department whose focus and activities have changed and are more properly associated with the sales function. Additionally, non-income business tax expenses have been reclassed from other income and expenses to general and administrative expenses in the prior year to be consistent with the current year presentation.
Recently Issued Accounting Pronouncements
In April 2010, the FASB issued authoritative guidance on revenue recognition. The update provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate for research or development transactions. This guidance is effective for fiscal years beginning on or after June 15, 2010, with early application permitted. The Company does not anticipate the adoption of this update to have a significant impact on the results of operations or financial position.
3.	Trade Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services. Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	June 30,	September 30,
	2010	2009

Trade receivables	$6,330	$7,609
Less: allowance for doubtful accounts	(44)	(20)

	$6,286	$7,589

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited, in thousands, except share data)
4.	Inventories
Inventories consist of the following:

	June 30,	September 30,
	2010	2009

Raw materials	$1,755	$2,144
Finished goods	4,141	5,750

	5,896	7,894
Less: reserve for obsolescence	(159)	(91)

	$5,737	$7,803

5.	Goodwill and Intangible Assets
Goodwill as of June 30, 2010 and September 30, 2009 was $3,159, of which $1,116 relates to the purchase of TankLink. The Company evaluates the fair value and recoverability of the goodwill annually during the Company’s third quarter or whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. The Company evaluated the impairment of goodwill in the third quarter of fiscal 2010 as part of its annual review. Based on the impairment testes performed as of June 2010, the Company determined that the goodwill of $3,159 was not impaired.
Intangible asset balances are as follows:

	Weighted Average	June 30, 2010			September 30, 2009
	Useful Life		Accumulated			Accumulated
	(in months)	Cost	Amortization	Net	Cost	Amortization	Net

Customer relationships	84.6	$1,230	$(320)	$910	$1,230	$(183)	$1,047
Developed technology	60.0	320	(112)	208	320	(64)	256
Tradename	24.0	70	(62)	8	70	(35)	35
Other	70.3	219	(5)	214	—	—	—

Total intangible assets		$1,839	$(499)	$1,340	$1,620	$(282)	$1,338

The Company reviews for the impairment of other intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no events or changes in circumstances during the third quarter of fiscal 2010 that would indicate that the carrying amount of intangibles may not be recovered.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited, in thousands, except share data)
6.	Income Taxes
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
The Company recorded a tax provision of $84 for the nine months ended June 30, 2010 as compared to a tax provision of $13 for the nine months ended June 30, 2009, representing effective tax rates of 4% and 2%, respectively. The difference between the Company’s effective tax rate and the 34% federal statutory rate in the current period is due to a full valuation allowance against the deferred tax asset associated with the Company’s net operating loss carryforwards.
The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of October 1, 2009, the Company is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2006. Income tax returns for fiscal years 2007, 2008 and 2009 are still open for examination. However, utilization of net operating loss carryforwards that were generated in years prior to 2006 may result in a prior tax year being open for IRS examination. The Company is subject to examination by the California Franchise Tax Board and the Texas State Comptroller for fiscal years 2004 through 2007. The Company has concluded New York state audits for years 2004 through 2006 and Illinois state audits for years 2005 and 2006. Tax years 2006 through 2009 remain open to examination by multiple state taxing jurisdictions.
Based on Internal Revenue Code Section 382, changes in the ownership of the Company may limit its utilization of its net operating loss carryforwards. The Company has determined, as of June 30, 2010, that there are no such limitations on the Company’s utilization of its net operating loss carryforwards.
7.	Commitments
The Company has entered into agreements with Speedy-Tech Electronics Ltd. (“Speedy”) and Creation Technologies Wisconsin Inc. (“Creation”) to manufacture final assemblies of the Company’s products. Creation also provides fulfillment services to the Company under the terms of its agreement. The agreement with Speedy may be terminated upon 90 days prior written notice to either party. The agreement with Creation may be terminated upon six months prior written notice to either party. Under both agreements, the Company has the right to offset amounts due to the Company against amounts owed to the respective vendor by the Company. As of June 30, 2010, the Company had $2,117 and $1,623 in open purchase commitments with Speedy and Creation, respectively.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited, in thousands, except share data)
8.	Capital Stock and Stock Options
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
On November 3, 2009, the Company awarded 240,000 stock options to officers and employees, valued at $434, based on the price of the Company’s common stock on the date of issuance. On February 2, 2010, the Company awarded 265,000 stock options to officers and employees, valued at $775, based on the price of the Company’s common stock on the date of issuance. Also on February 2, 2010, the Company awarded 48,353 restricted stock units (“RSU”) to directors, valued at $235, based on the price of the Company’s common stock on the date of issuance. Both of the stock option grants will vest over a three year period, and the restricted stock units will vest over a one year period. The cost of these awards will be taken as a charge to operating expenses on a pro-rata basis over the vesting periods.
On June 30, 2010, it was determined that the RSU’s include a provision that permits the directors to select either a cash payment in lieu of issuance of common stock or the conversion of the RSU into common stock. The cash payment feature is limited to the fair value of the common stock as of the date of grant. This provision created a tandem award where there are in effect two awards included within the RSU. The first part of the award is the cash payment limitation, which is accounted for as a liability, and the second part of the award is accounted for as an option. Accordingly, the Company revised its accounting for the RSU’s to reclassify $324 of stock compensation expense previously identified in shareholders’ equity to reflect this liability. As a result of this revision, the Company recorded an additional non-cash compensation charge to operations of $91, which is included in the stock based compensation expenses related to stock options. Subsequent to June 30, 2010, the Board of Directors approved a modification to the RSU agreement eliminating the cash payment provision.
9.	Major Customers
For the three months ended June 30, 2010 the Company derived approximately $4,556 (41%) of its total revenue from one customer located in the United States. For the three months ended June 30, 2009 the Company derived approximately $5,870 (48%) of its total revenues from two customers located in the United States.
For the nine months ended June 30, 2010 the Company derived approximately $13,085 (37%) of its total revenue from one customer located in the United States. For the nine months ended June 30, 2009 the Company derived approximately $16,061 (46%) of its total revenues from two customers located in the United States.
Trade accounts receivable from this one customer totaled $379 at June 30, 2010 and $1,499 at September 30, 2009.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited, in thousands, except share data)
10.	Export Sales
The Company exports its products to three regions around the world: Central America / Latin America (“CALA”), Europe / Africa (“EA”) and Asia / Middle East (“AME”). Export sales are summarized in the tables below:
Three Months Ended June 30, 2010 and 2009:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2010 sales	$126	$21	$3	$150	$10,852	$11,002
Region’s sales as % of total export sales	84.00%	14.00%	2.00%	100.00%
Region’s sales as % of Total Company sales	1.14%	0.19%	0.03%	1.36%	98.64%	100.00%

Fiscal 2009 sales	$12	$36	$40	$88	$12,263	$12,351
Region’s sales as % of total export sales	13.64%	40.91%	45.45%	100.00%
Region’s sales as % of Total Company sales	0.10%	0.29%	0.32%	0.71%	99.29%	100.00%
Nine Months Ended June 30, 2010 and 2009:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2010 sales	$526	$99	$50	$675	$34,705	$35,380
Region’s sales as % of total export sales	77.92%	14.67%	7.41%	100.00%
Region’s sales as % of Total Company sales	1.49%	0.28%	0.14%	1.91%	98.09%	100.00%

Fiscal 2009 sales	$640	$358	$88	$1,086	$33,863	$34,949
Region’s sales as % of total export sales	58.93%	32.97%	8.10%	100.00%
Region’s sales as % of Total Company sales	1.83%	1.03%	0.25%	3.11%	96.89%	100.00%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited, in thousands, except share data)
11.	Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2010	2009
Supplemental disclosure of cash flow information:
Income taxes paid	$66	$—

Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock units awarded as director compensation — 48,353 and 188,202 shares, respectively	$211	$284
Restricted stock units converted to common stock — 0 and 7,550 shares respectively	$—	$—
12.	Discontinued Operations
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
During the third quarter of fiscal 2008, the Company determined it would be unable to secure a buyer of the FCP business unit. As a result, the Company made a strategic decision to abandon the FCP business effective June 30, 2008. As of June 30, 2010, all of the assets of the business have been disposed of or collected and there were no remaining liabilities. For the three and nine months ended June 30, 2010, there were no revenues or expenses incurred associated with discontinued operations as compared to net losses of ($557) and ($397), respectively, for the same periods of fiscal 2009.

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
The Company generates most of its revenue by designing, producing and selling products and through the delivery of machine-to-machine (M2M) and event monitoring services, such as its Telguard and TankLink services. Although the Company has a wide base of customers across the Western Hemisphere, much of its revenue is generated from a small number of major customers.
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
The markets for the Company’s products are primarily in North America and consist of a number of vertical applications including Telguard security alarm monitoring; TankLink storage tank monitoring; and, general purpose wireless terminals for voice calls and Internet access. These markets are addressed primarily through indirect channels consisting of third party Value Added Resellers (“VARs”), distributors, representatives and agents along with in-house sales and customer support teams. A direct sales model is utilized for certain large customers.
The Company believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, including the creation of event monitoring services that can be sold with products.

The following details areas of product delivery and research currently in process and anticipated in fiscal 2010.
Telguard — Telular’s engineering team continues to update the Telguard digital product portfolio by addressing the growing demand and technology changes in the electronics security market. Telular has enhanced the functionality of its TG-9 product and undertook a redesign of certain other Telguard hardware devices. During the second quarter of 2010, Telular added the TG-1 Express to its product line to provide dealers with reduced costs and installation time. The launch of these new and redesigned products will improve the Company’s ability to profitably serve the security markets.
TankLink — TankLink develops and distributes a wireless communicator product line for tank level monitoring. Telular continues to enhance this product line to support a wider array of sensors and to add additional features to the hardware products which enhance the service offering.
Other M2M Solutions — Telular continues to evaluate a number of vertical and sub-vertical M2M markets to determine the viability of creating or acquiring a product and/or service for these markets.
Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China and the United States make and test all of Telular’s hardware products.
Competition
There are several firms that compete with the Company’s Telguard products and services. These primary competitors include: Honeywell, DSC, Numerex and Alarm.com. Telular believes it has a significant portion of the market share for cellular alarm communicators, having introduced the first such device for digital cellular networks in March 2006. Demand for cellular communicators has increased markedly over the past year. We believe this increase is due to consumers eliminating traditional telephone lines and therefore, requiring a cellular communicator to enable a home security system. If this trend continues, the Company believes that Telular and its competitors will continue to see increasing demand for their products and related services.
With regard to the other terminal products sold by Telular, there are a large number of competitors that manufacture and sell Fixed Cellular Terminals or “FCTs.” They include: Ericsson, Axesstel, YX and numerous other manufacturers in Asia and elsewhere. Much of the demand for these terminals is outside the United States and demand is concentrated among the large wireless carriers that operate in various countries around the world. Competition is based on reputation, features and pricing. Telular’s products have historically sold well in Latin America and the Company has been able to realize an acceptable selling price due to Telular’s reputation for providing quality products in that region. The FCT business is not a primary focus of Telular but it continues to earn an acceptable contribution margin and will be maintained for as long as it continues to do so.

Results of Operations
Third quarter fiscal year 2010 compared to third quarter fiscal year 2009
Revenues and Cost of Sales

			Change
	2010	2009	Amount	Percentage
Net product sales
Monitoring Equipment	$2,996	$5,325	$(2,329)	-44%
Terminal	952	1,275	(323)	-25%

Total product revenues	3,948	6,600	(2,652)	-40%
Service revenues	7,054	5,751	1,303	23%

Total revenues	11,002	12,351	(1,349)	-11%

Cost of sales
Products	3,310	5,099	(1,789)	-35%
Services	2,704	2,540	164	6%

	6,014	7,639	(1,625)	-21%

Gross margin	$4,988	$4,712	$276

Revenues
Product revenues decreased 40% as a result of decreases in both monitoring equipment and in terminal hardware due to continued decrease in demand for these products. Revenues from sales of our Telguard and TankLink monitoring equipment decreased 44% primarily due to change in pricing terms within agreements between a significant security dealer customer and its network of authorized dealers. The dealer implemented a monthly service charge to the end user for any system sold by an authorized dealer that included a Telguard product. Due to this surcharge, the authorized dealers generally opted to choose other security products over our Telguard products which resulted in decreased sales volume. Approximately 17,700 Telguard and TankLink units were sold during the third quarter of fiscal 2010, compared to approximately 35,000 units sold in the same period of fiscal 2009.
Service revenues increased 23% due to a larger subscriber base at the start of the third quarter of 2010 as compared to the same period in 2009 and an increase in average revenue per unit (“ARPU”). There were 558,000 subscribers at the start of the third quarter of 2010 as compared to 444,000 at the start of the third quarter of 2009. The ARPU for the third quarter of 2010 was $3.99 as compared to an ARPU of $3.96 for the same period of 2009. Activations during the third quarter of 2010 remained flat; 18,000 new subscribers were added but a similar number were deactivated. The unusually high number of deactivations was the result of an administrative clean-up of the customer database of one of our most significant dealers. Of the total deactivations, over 14,500 came from this dealer who discovered that many of its customers had terminated their monitoring service over the previous four years, but the dealer had not notified Telular to terminate Telguard service for the same customers.
Cost of Sales
The decrease in products cost of sales of 35% in the third quarter of fiscal 2010 as compared to the same period of fiscal 2009 is due to lower sales volume and reduced per unit production costs. The increase in services cost of sales of 6% is due to an increased number of subscribers which were offset by reductions in the cost of providing the monitoring service.
Total gross margin, as a percentage of sales, was 45% for the third quarter of fiscal 2010 as compared to 38% for the same period last year. Product gross margin was 16% for the third quarter of fiscal 2010 as compared to 23% for the same period last year. This decrease reflects the impact of fixed manufacturing costs being absorbed by fewer units sold. Service gross margin increased to 62% in the third quarter of fiscal 2010 from 56% for the same period last year reflecting a higher ARPU as well as reduced costs related to cellular service.

Operating Expenses

			Change		% of Revenues
	2010	2009	Amount	Percentage	2010	2009

Engineering and development	$1,044	$1,142	$(98)	-9%	9%	9%
Selling and marketing	1,382	1,707	(325)	-19%	13%	14%
General and administrative	1,659	1,337	322	24%	15%	11%

	$4,085	$4,186	$(101)		37%	34%

Engineering and Development
The decrease of $98 (9%) in engineering and development was primarily due to:
•	$158 decrease in consulting expenses due to reduced utilization of contract engineers as a result of adding planned internal staff, and
•	$22 decrease in engineering material expenses and supplies that are used to build and test prototypes.
Offsetting these reductions was $82 increase in payroll related expenses, such as salaries and medical benefits as a result of increased staffing and an increase in non-cash compensation expense related to the issuance of stock options.
Selling and Marketing
The decrease in selling and marketing of $325 (19%) was primarily due to:
•	$149 decrease in payroll related expenses as a result of a decrease in sales and marketing staff and a decrease in expenses directly related to sales volumes such as commissions;
•	$101 decrease in agent commission expense as a result of reduced product sales;
•	$36 decrease in tradeshow expenses as a result of reducing participation in various tradeshows during the quarter; and,
•	$39 decrease in travel expenses as a result of cost containment efforts in this area.
General and Administrative
The increase of $322 (24%) was primarily due to increases of:
•	$158 in legal fees related to increased efforts by outside legal counsel in defending the Company in a patent lawsuit and increased tax preparation and research consulting fees;
•	$115 in director non-cash compensation as a result valuing and recording the expense of the option component of restricted stock units;
•	$85 in payroll related expenses primarily bonus accruals and non-cash compensation;
Offsetting these increases was a $36 decrease in facility costs primarily due relocating TankLink personnel to the corporate headquarters. In fiscal 2009, TankLink rented separate space.
Other Income
Other income for the three months ended June 30, 2010 increased by $22 to $99 from $77 for the same period of fiscal 2009 primarily due to an increase of $22 from interest income.

Income Taxes
The Company recorded an income tax provision for the three months ended June 30, 2010 of $42 related to alternative minimum taxes applied to higher taxable income compared to $7 for the comparable period last year.
First nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009
Revenues and Cost of Sales

			Change
	2010	2009	Amount	Percentage
Net product sales
Monitoring Equipment	$12,404	$13,473	$(1,069)	-8%
Terminal	2,668	5,128	(2,460)	-48%

Total product revenues	15,072	18,601	(3,529)	-19%
Service revenues	20,308	16,348	3,960	24%

Total revenues	35,380	34,949	431	1%

Cost of sales
Products	12,460	13,848	(1,388)	-10%
Services	8,101	7,348	753	10%

	20,561	21,196	(635)	-3%

Gross margin	$14,819	$13,753	$1,066

Revenues
Product revenues decreased 19% primarily due to a 48% decrease in the sales of our terminal products. Terminal sales were down both domestically and internationally due to the depressed economies around the world. Monitoring equipment sales also decreased 8% for the nine month period ended June 30, 2010 primarily due to 51% decrease in the unit sales of Telguard products as a result of one customer’s pricing change in its agreements with its authorized dealers. Offsetting the decrease in unit sales, was an increase in average selling price per unit, primarily due to product mix.
Service revenues increased 24% due to a larger subscriber base at the start of 2010 as compared with 2009; 500,000 subscribers as compared to 427,000, respectively. Additionally, the number of monitoring units activated during the first nine months of fiscal 2010 was approximately 12,000 units greater than during the same period in 2009. The ARPU remained steady between the two periods, though it began to trend upward in the third quarter of fiscal 2010.
Cost of Sales
The decrease in product cost of sales of 10% in the first nine months of fiscal 2010 as compared to the same period of fiscal 2009 is due to lower sales volume of our products. The increase in services cost of sales of 10% is due to increased subscribers which were offset by a reduction in the cost of providing the monitoring service.
Total gross margin, as a percentage of sales, was 42% for the first nine months of fiscal 2010 as compared to 39% for the same period of fiscal 2009. Product gross margin was 17% for the first nine months of fiscal 2010 as compared to 26% for the same period last year. This decrease reflects the impact of fixed manufacturing costs being absorbed by fewer units sold. Service gross margin increased to 60% in the first nine months of fiscal 2010 from 55% for the same period last year, primarily due to reductions in the costs to provide the services.

Operating Expenses

			Change		% of Revenues
	2010	2009	Amount	Percentage	2010	2009

Engineering and development	$3,552	$3,655	$(103)	-3%	10%	10%
Selling and marketing	4,567	5,014	(447)	-9%	13%	14%
General and administrative	4,640	4,541	99	2%	13%	13%

	$12,759	$13,210	$(451)		36%	37%

Engineering and Development
Engineering and development expenses decreased $103 (3%) primarily due to a $383 decrease in the engineering consulting fees offset by an increase of $295 in payroll related expenses as engineering and development filled open staff positions and reduced its utilization of third party consultants and a $15 decrease in office expenses as part of the Company’s overall cost containment efforts.
Selling and Marketing
Selling and marketing expenses decreased $447 (9%) primarily due to decreases of:
•	$238 in payroll related expenses due to a reduction in staff and a reduction in expenses directly related to reduced sales revenues such as commissions;
•	$120 in travel expenses as a result of cost containment efforts in this area;
•	$72 in various expense categories such as facility charges, office related expenses and professional fees all as part of the Company’s overall cost containment effort; and,
•	$52 in third party agent commissions as a result of reduced product sales.
Offsetting these reductions was an increase of $35 in participation in industry tradeshows in the first six months of the fiscal year and an increase in advertising.
General and Administrative
General and administrative expenses increased $99 (2%) primarily due to increases of:
•	$272 in legal fees related to increased efforts by outside legal counsel in defending the Company in a patent lawsuit
•	$42 in payroll related expenses primarily due to increased compensation and medical benefits; and,
•	$47 in non-cash compensation related to the restricted stock units issued to the independent directors of the Company.
Offsetting these expense increases were the following expense reductions:
•	$143 for proxy costs that were incurred in fiscal 2009 due to a proxy contest which increased all costs related to the Company’s annual shareholders’ meeting. No such costs incurred in fiscal 2010.
•	$96 for facility charges primarily due to relocating TankLink personnel to the corporate headquarters.
•	$23 for travel expenses which were reduced as part of the Company’s overall cost containment effort.
Other Income
Other income increased $45 primarily due to a $10 increase in interest income and a $35 increase related to the elimination of various miscellaneous expenses that were incurred in fiscal 2009.

Income Taxes
The Company recorded an income tax provision for the nine months ended June 30, 2010 of $84 related to alternative minimum tax applied to higher taxable income compared to $13 for the nine months ended June 2009.
Liquidity
Management regularly reviews net working capital in addition to available cash to determine if it has enough cash to operate the business. On June 30, 2010, the Company had $24,595 of unrestricted cash and cash equivalents and working capital of $31,802, compared to cash and cash equivalents of $17,904 and working capital of $28,666 on September 30, 2009. The Company can draw upon a Loan and Security Agreement with Silicon Valley Bank that provides an aggregate working capital line of credit up to $10,000. Management expects trade accounts receivable and inventory to turn into cash in short periods of time. As such, given the level of cash and cash equivalents, trade accounts receivable and inventory, management believes the Company has adequate resources to fund current and planned operations in a manner consistent with historical practices.
Operations
The Company generated $7,415 of cash from operations during the first nine months of fiscal year 2010 compared to cash generated of $5,819 during the same period of fiscal year 2009. The components of cash generated for the first nine months of fiscal 2010 are as follows:

$1,303
The decrease in trade accounts receivable is due to the timely collection of outstanding balances and reduced sales volumes. Service revenue represents 57% of Telular’s total revenues for the nine month period ending June 30, 2010. The accounts receivable associated with this revenue stream are generally collected within 30 days of invoicing.

2,066	The decrease in inventory reflects the Company’s overall inventory strategy; sell from existing stock while reducing production levels to reflect the reduction in sales levels.
257
Trade accounts payable primarily consists of amounts due to Telular’s contract manufacturers. The increase reflects increased purchases from our contract manufactures, mostly during the last month of the quarter. These vendors have extended payments terms, thereby increasing the overall trade accounts payable balance at June 30, 2010.

(369)
The decrease in accrued liabilities was primarily due to payments for bonuses, royalties and co-op advertising and the reduction in liability balances related to reduced sales volumes such as agent commissions, professional fees and certain operating expenses.

2,149
Non-cash expenses: $1,275 from stock based compensation; $635 depreciation expense; $217 amortization expense; $22 from loss on disposal of operating assets, primarily due to the write-off of leasehold improvements.

(243)	Net cash provided by other working capital items.
2,252	Income from continuing operations; cash provided.

$7,415	Total cash provided by continuing operations

Investing Activities
Investing activities used $582 of cash for the first nine months of fiscal 2010 from the acquisition of capital equipment. This compares to cash used by investing activities of $3,107 for the same period of fiscal 2009; $2,375 from the acquisition of TankLink and $732 from the purchase of capital equipment.
Financing Activities
Financing activities used $142 of cash for the first nine months of fiscal 2010; $153 received from the exercise of stock options and $295 paid to repurchase Company common stock. For the same period of fiscal year 2009, cash of $9,012 was used by the Company to pay down $978 of notes payable, which were acquired in the TankLink purchase and the repurchase of Telular’s common stock on the open market of $8,034.

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
Reserve for Obsolescence
Significant management judgment is required to determine the reserve for obsolete or excess inventory. The Company currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. The Company also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At June 30, 2010, and September 30, 2009, the inventory reserves were $159 and $91, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.
Goodwill and Intangible Assets
The Company evaluates the fair value and recoverability of its goodwill annually during the Company’s third quarter or whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In determining fair value and recoverability, the Company makes projections regarding future cash flows. These projections are based on assumptions and estimates of growth rates for the related reporting units, anticipated future economic conditions, and the assignment of discount rates relative to risk associated with companies in similar industries and estimates of terminal values. An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount.
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
During the quarter ended June 30, 2010, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.	CONTROLS AND PROCEDURES
Not applicable.
PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
The Company is involved in various legal proceedings arising in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on the Company’s consolidated results of operation or financial position. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, the Company may be required to pay damages and other expenses, which could have a material adverse effect on the Company’s financial position and results of operations.

Item 1A.	RISK FACTORS
For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as previously filed with the SEC, which is hereby incorporated by reference, and the information under Forward-Looking Statements included in this report. At June 30, 2010, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchase of Equity Securities
The following table contains information about repurchases of the Company’s common stock during the first nine months of fiscal 2010:

			Number of Shares	Approximate Dollar
			Purchased as Part of	Value of Shares That
	Total Number	Average	Publicly Announced	May Yet Be Purchased
	of Shares	Price Paid	Plans or Programs	Under the Plans or
Period	Purchased	per Share	(1) (2)	Programs (1) (2)
May 1, 2010 — May 31, 2010 (3)	85,554	$3.44	85,554	$4,705,349

Total	85,554		85,554

(1)	In July 2008, our Board of Directors approved a stock repurchase program for up to $5 million of our common stock. The approximate dollar value of share that may yet be purchased under the program was $1,225 as of March 2010.

(2)	In April 2010, our Board of Directors approved an increase of $3,775 under the active stock repurchase program to raise the authorized remaining amount from $1,225 to $5,000.

(3)	The only stock repurchases for the nine month period ended June 30, 2010 were made in May 2010.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	REMOVED AND RESERVED
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS
The following documents are filed as Exhibits to this report:

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation
Date August 16, 2010	By:	/s/ Joseph A. Beatty
Joseph A. Beatty
President and Chief Executive Officer

Date August 16, 2010		/s/ Jonathan M. Charak
Jonathan M. Charak
Chief Financial Officer

Date August 16, 2010		/s/ Robert Deering
Robert Deering
Controller and Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith