Form 10-K
period 2010-09-30
TELULAR CORP
filed 2010-12-14
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

As of March 31, 2010, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $35,961,488 (based upon the closing sales price of such stock as reported by The NASDAQ Stock Market LLC on such date).  The number of shares outstanding of the registrant's Common Stock as of December 6, 2010, the latest practicable date, was 14,988,724 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended September 30, 2010 are incorporated by reference in Part III of this Form 10-K.

FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, including statements beginning with the words “estimate”, “project”, “intend”, “expect”, “believe”, “target” and similar expressions, are forward-looking statements. These statements reflect management’s judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, customer growth and retention, pricing, operating costs and the economic environment.  The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	our ability to keep pace with technology changes and meet the needs of our customers;

•	our ability to develop and introduce new products and to reduce the costs to produce existing products;

•	whether and when products from our investments in research and development of new products are realized;

•	the availability of resources to conduct research and development;

•	the impact of unfavorable economic events, including competitive pricing pressure in our target markets, on sales of our products;

•	our ability to successfully increase the focus of our production, marketing and sales efforts to the M2M market;

•	our reliance on third parties to manufacture our products and components for our products;

•	the availability of raw materials and other materials needed for our products;

•	the availability and lack of interruption of service on the cellular networks upon which our products and services are dependent;

•	our relationships with our customers, including our ability to maintain our significant customers and our exposure to the credit worthiness of our significant customers, including ADT;

•	our ability to sustain profitable operations and to obtain the funding we need to operate our business;

•	the impact of litigation on our business and financial condition;

•	our ability to manage costs by accurately forecasting our needs;

•	our ability to ensure that quality control procedures are enforced and effective;

•	the impact on our business of long sales cycles for our products;

•	the impact of volatility in the developing markets in which we operate;

•	our ability to successfully protect our intellectual property, including our patents, trademarks and know-how;

•	our ability to successfully manage any problems encountered in connection with any potential future acquisitions;

•	the impact of Delaware law and our charter documents on transactions that could be beneficial to common stockholders; and

•	the impact on our stock price of volatility of our operating results and sales of common stock issuable on the exercise of options and warrants.

In addition to the foregoing, forward-looking statements are found throughout Management’s Discussion and Analysis.  You should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, Telular is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Other risks and uncertainties are discussed in Item 1A of this Annual Report on Form 10-K.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You can inspect, read and copy these reports, proxy statements and other information at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You can obtain information regarding the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site at www.sec.gov that makes available reports, proxy statements and other information regarding issuers that file electronically.

We make available free of charge through a link on our website (www.telular.com) our Code of Ethics, Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, as well as copies of materials we file with, or furnish to, the SEC. By referring to our website, we do not incorporate our website or its contents into this Annual Report on Form 10-K.

PART I
(Dollars in Thousands, Except Per Share Data)

ITEM 1.  BUSINESS

OVERVIEW

Telular Corporation (“Telular”) develops products and services that utilize wireless networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings are created through Telular’s historical competence in developing cellular electronics along with utilizing the data transport capabilities of today’s commercial wireless networks.

Telular was established in 1986 when it acquired the intellectual property rights for its cellular interface concept and methodology. Today, it creates solutions based on the development of specialized wireless terminals that work in conjunction with software systems to provide integrated event monitoring and reporting services for machine-to-machine (M2M) applications.  M2M applications typically involve outfitting machinery with sensors and remotely reading those sensors to improve process efficiency in areas such as supply chain management, security monitoring, meter reading, vehicle tracking and many other commercial and industrial situations. Telular’s substantial experience with wireless networking evolved from its original focus on developing fixed wireless products for use in North America and in developing countries around the world.

COMPANY STRATEGY

Strategically, Telular is focused on M2M market segments in which Telular can create a differentiated product and service offering which will allow it to provide service and earn revenue on an ongoing basis as opposed to a one-time revenue generated by a one-time product sale.

Telular’s Telguard solution supports residential and commercial security dealers and generates a majority of Telular’s revenue.  The Telguard solution includes a specialized terminal unit which interfaces with commercial security control panels and then communicates with Telular’s event processing servers to provide real-time transport of alarm signals from residential and commercial locations to an alarm company’s central monitoring station.  Alarm monitoring companies purchase the products and cellular service from Telular and resell them to end users in order to provide wireless conveyance of alarm signals, which were historically sent over traditional wireline phone networks.  While Telular’s Telguard solution can function as a backup to a traditional telephone line, it is more commonly used as the primary means for the transmission of alarm signals as end users eliminate traditional phone lines in favor of voice-over-IP (VoIP) connections and cellular telephones.

Telular’s TankLink solution combines a specially designed cellular communicator, wireless data services and a web-based application into a single offering which allows end-users to remotely monitor the level of product contained in a given tank vessel. Telular’s cellular communicator interfaces with a variety of commercially available sensors and conveys the level-reading of those sensors to our event processing servers.  This information commonly feeds a vendor managed inventory (VMI) program that improves the efficiency and timeliness of product delivery, while optimizing the amount of product held by customers at any given time. Many of Telular’s existing TankLink systems are installed in fuel and lubricant tanks.  Additional market segments served include industrial chemicals, food additives and waste water treatment.

In its Telguard and TankLink service lines, Telular embeds wireless data services in its solutions.  Telular is able to resell and service its customers through agreements it has negotiated with major wireless network operators in the United States.  Management believes Telular’s status as a wireless data reseller and service provider represents an advantage over a number of its competitors because we are able to offer this as an embedded service within our products and we have a high volume of subscribers to achieve economies of scale as a wireless service provider.

While Telular is focused on developing new M2M solutions similar to its Telguard and TankLink offerings, Telular continues to manufacture and sell a line of fixed cellular terminals (“FCTs”). The FCT business targets both commercial and residential consumers, who use FCTs for voice, fax, and Internet access over the wireless networks.  At its most basic level, an FCT allows users to simultaneously plug in a standard telephone, fax machine and a computer data line, which the FCT then makes functional over the wireless phone network.  In the United States, FCTs are most often used for remote or mobile applications in which cellular service is available but broadband Internet connectivity is not.  In Latin America, Telular FCTs are used more extensively due to the fact that traditional wireline telephone and broadband networks were not built as extensively as in the United States, but cellular systems have been widely implemented.

Telular operates as a single-segment enterprise for financial reporting purposes.  For financial information about geographic areas, see “Note 13. Major Customers” and “Note 14. Export Sales” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K.

GEOGRAPHICAL MARKETS

Telguard products and service are currently sold only in the United States, although Telular is continuing its efforts to expand service to other North American countries during fiscal 2011.

Currently, the vast majority of M2M tank applications served by Telular are located within the United States, with some fiscal year 2010 sales to Mexico.  Within the United States, these installations span the entire country and Telular expects to expand the number of tanks it monitors in Mexico during 2011, as well as expand into other Latin American countries, where it has strong relationships with the leading wireless carriers.

Telular currently focuses its FCT sales efforts in North and South America, but also has had sales in Africa, Asia and the Middle East.

In total, 99% of Telular’s revenues are derived from customers within the United States.

TECHNOLOGY

Integral to our success in the Telguard, TankLink and the M2M space in general is our experience in processing data messages over the cellular networks. Our data processing center is able to process hundreds of thousands of messages effectively and on a real-time basis each day, which is critical for our customers, particularly within the security space.  Also critical to our success is the ability to develop new products and features that may become necessary as new applications are developed or are otherwise considered desirable by the markets that we serve.  We can also leverage our technical knowledge related to cellular radios and our engineering skills to develop new products and services based on our core technology platform to serve other M2M vertical markets.

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

Research and development activities sponsored by Telular for the years ended September 30, 2010, 2009, and 2008, were $3,010, $2,974, and $4,448, respectively, and are included in engineering and development expense. There are no customer sponsored research and development activities included in any of those years.

The following details areas of product delivery and research during fiscal 2010 and anticipated in fiscal 2011.

Telguard - Telular’s engineering team continues to update the Telguard digital product portfolio by addressing the growing demand and technology changes in the electronics security market.  In fiscal 2010, Telular launched its new TG-1 Express product and undertook a design update of certain other Telguard hardware devices in order to update components and establish a product that will enable new features in the future.  Product innovation within this space is important for the long-term success of this business, and we expect to continue to enhance our Telguard hardware products as part of our overall business strategy.

TankLink – The fiscal 2009 acquisition of TankLink Corp. (formerly known as SupplyNet Communications, Inc.) brought Telular a successful wireless communicator product line for tank level monitoring. Enhancements to this hardware and its supporting message center have been made during 2010.  Telular plans to further enhance this product line during fiscal 2011 to support a wider array of sensors and to add additional features to the hardware products which further enable the service offering.

Other M2M Solutions – During 2010, Telular evaluated a number of vertical and sub-vertical M2M markets to determine the viability of creating or acquiring a product and/or service in these markets.  While Telular did not move forward with any such solutions, it will continue to examine growth possibilities and new solutions in the M2M market space.

SALES, MARKETING SERVICE AND SUPPORT

Domestic Sales

In the United States, Telular markets both its Telguard and FCT products through an Atlanta-based inside sales group. Telguard customers are security equipment distributors, who sell to independent security dealers, and larger security service dealers to which Telular sells on a direct basis, totaling approximately 2,700 customers. Telular also utilizes a number of manufacturer’s representatives to provide local sales support for the Telguard products. FCT customers are either large cellular carriers or Value Added Resellers (VARs) dedicated to niche market applications enabled by Telular’s FCT products.  Telular’s TankLink solutions are sold through a small, Chicago-based sales team which focuses on supporting key VARs, which distribute the vast majority of Telular’s TankLink products and services. For fiscal years 2010, 2009 and 2008 Telular’s domestic revenues were $46,650 (99%), $46,218 (98%) and $56,786 (86%) of total revenues, respectively.

International Sales

Our international sales team is based in Miami and covers key markets such as Latin America.  These markets include significant cellular carrier customers in countries such as Mexico. Currently, the international sales team is focused on expanding TankLink in Mexico and other Latin American countries. In addition, the international team continues to market Telular’s FCT products on a limited basis. In fiscal years 2010, 2009 and 2008 Telular’s international revenues were $704 (1%), $976 (2%) and $9,368 (14%) of total revenues, respectively.

Service and Support

Telular believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the mobile telecommunications equipment industry. Telular offers warranty and repair service for its products through three primary methods: (1) advance replacement kits shipped with orders, (2) in-house service and technical support, and (3) authorized third-party service centers in Latin America.

MAJOR CUSTOMERS

In fiscal 2010, Telular derived 38% of its total revenues from ADT, a major U.S. securities systems provider.

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

EXECUTIVE OFFICERS

The executive officers of Telular and their ages as of December 14, 2010 are as follows:

Name	Age	Position
Joseph A. Beatty	47	President, Chief Executive Officer and Director
Jonathan M. Charak	41	Senior Vice President, Chief Financial Officer and Secretary
George S. Brody	55	Senior Vice President, Telguard and Terminals
Robert L. Deering	52	Controller, Treasurer and Chief Accounting Officer

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

EMPLOYEES

Telular has 83 full time employees, of which 42% are in sales, customer service and marketing, 13% in manufacturing support, 33% in engineering and product development and 12% in finance and administration. None of Telular’s employees are represented by organized labor and all of Telular’s employees are located in the United States.

COMPETITION

Telular believes its advantages over the competition include:

Greater Focus –Telular is focused on creating M2M solutions, which we develop by combining our historical competency in designing cellular networking electronics with the data transport capabilities of commercial wireless networks. This focus allows us to develop products best suited to our customers’ needs, resulting in products that are easier to install and maintain and are more reliable.  Our primary competitors have the bureaucracy normally associated with large companies and the management distraction associated with overseeing a broad array of products and services; many of which are unrelated to one another.

More Experience – Telular has been in the cellular electronics business for over 20 years. We have deployed products in more than 130 countries worldwide, reflecting the quality, reliability and innovation of our product portfolio.

Broader Product line –Telguard, our largest line of business, includes a more diverse set of hardware products than any of our competitors and we believe this gives our customers a greater selection of devices from which to choose.

Economies of Scale –Telguard’s fully integrated end-to-end cellular solution is now utilized by over 560,000 individual subscribers, which helps to minimize costs on a per user basis.  This large customer base also reflects our significant experience and demonstrates credibility to the market.

Service and Support – Telular provides customers with comprehensive customer service and product support. We believe that our commitment and ability to provide superior service differentiates us from our competition.

Financial Strength – Telular is currently generating cash from operations, has no indebtedness and maintains a substantial cash balance.  We believe that this financial strength gives us an ability to develop new products & services and defend against competitive initiatives very well.

There are several firms that compete with Telular’s Telguard products and services.  These primary competitors include:  Honeywell, DSC, Numerex and Alarm.com.  Telular believes it has a significant portion of the market share for cellular alarm communicators, having introduced the first such device for digital cellular networks in March 2006.  Demand for cellular communicators has increased markedly over the past year.  We believe this is due to consumers eliminating traditional telephone lines and therefore, requiring a cellular communicator to enable a home security system.  If this trend continues, Telular believes that Telular and its competitors will continue to see substantial demand for products and related services.

Telular’s Telguard hardware products will only interface with Telular’s proprietary message center, which interprets and forwards any alarms received to Telular’s security monitoring customers in near real-time.  Telular believes its competitive advantages for this service are the fact that its hardware products interface with the vast majority of alarm panels on the market and that installers can quickly activate the hardware and service.

There are numerous, small competitors to Telular’s TankLink offering.  The most significant of these is Centeron, a division of Robertshaw Industries, which in turn is a subsidiary of Invensys, Inc.  More often, the TankLink offering competes against the pre-existing, manual methods utilized by tank owners to determine the fill level and reorder timing for products held within tank vessels.  Telular believes the key to growing its TankLink revenue is by lowering its prices to the greatest extent possible in order to cost justify implementation of the TankLink solution.

With regard to the FCTs sold by Telular, there are a large number of competitors that manufacture and sell FCTs.  They include:  Ericsson, Axesstel, YX and numerous other manufacturers in Asia and elsewhere. Much of the demand for these terminals is outside the United States and demand is concentrated among the large wireless carriers that operate in various countries around the world.  Competition is based on reputation, features and pricing.  Telular’s products have historically sold well in Latin America and Telular is able to realize an acceptable selling price due to Telular’s reputation for quality products in that region.  The FCT business is not a primary focus of Telular but it continues to earn an acceptable contribution margin and will be maintained for as long as it continues to do so.

Telular has granted a license for its patents to Ericsson and currently faces competition for FCT sales from Ericsson.

PATENTS AND OTHER INTELLECTUAL PROPERTY

PATENTS

With respect to its intelligent interface technology, Telular currently has eight issued and active U.S. patents as well as four foreign patents.  Telular has successfully defended some of its patents in court.  These law suits have not had a material effect on Telular's financial position. Although Telular believes its intelligent interface can be adapted to accommodate emerging wireless technologies, there can be no assurance that these new applications will fall within the scope of the existing patent protection.

TRADEMARKS AND OTHER PROPRIETARY INFORMATION

Telular has 8 registered and 5 applications for U.S. trademarks, which are: Telular (block), TELULAR plus design, Hexagon Logo, PHONECELL, TELGUARD and WiPATH.  Telular has 5 pending U.S. trademark applications (for "LOSE THE LINE KEEP THE CONNECTION", "WIRELESSLY PROTECTED TG-12", "TANKLINK", "TANKLINK" logo and “TTTTTT Telguard”).  In addition, Telular has a total of 27 foreign trademark registrations covering the names and logos used for some of its products.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks before you decide to buy our common stock.  If any one of these risks or uncertainties were to occur, our business, financial condition, results and performance could be seriously harmed and/or the price of our common stock might significantly decrease. The risks and uncertainties described in this Annual Report on Form 10-K are not the only ones facing us. Additional risks and uncertainties that currently are not known to us or that we currently believe are immaterial also may adversely affect our businesses and operations.

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

Telular has made significant investments in research and development for new products, services and technologies.  Significant revenue from these investments may not be achieved for a number of years, if at all.  Further, we may be required to purchase licenses from third parties in connection with the development of new products and these licenses may not be available on commercially reasonable terms, or at all. Even if we successfully introduce new products and technologies, our products may not be accepted by the market or we may be unable to sell our products at prices that are sufficient to recover our investment in developing those new products.  Moreover, if these products are profitable, gross profit for these products may not be as high as the margins historically experienced for our other products.

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

Telular has identified significant growth opportunities in a variety of markets, such as the machine-to-machine (M2M) market.  Each of these markets will develop at a different pace, and the sales cycle for these markets is likely to be several months or quarters.

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

A decline in the U.S. housing market may negatively impact sales and profitability of Telular’s Telguard products and services.  Since end users oftentimes purchase security systems and associated cellular alarm communicators, such as Telguard, when they are moving into a new residence, a slowdown in the housing sector could cause purchases of Telguard products and services to slow or decline.  Furthermore, if general economic conditions slow or if a recession occurs, end users may choose to eliminate the protection offered by Telguard services as consumers re-examine discretionary expenditures.

We believe recent demand for our Telguard products has been driven in part by end users eliminating traditional phone lines in favor of voice-over IP connections (VoIP) and cellular telephones.  If this trend does not continue, overall demand for the Telguard products could be negatively affected.

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

Several of our sole sourced components in existing products are at end-of-life from their manufacturers.  We are attempting to source more of these components using brokers in the secondary market but expect that we may run out of these components for several of our products during fiscal 2011.  While we can design replacement products with available components, we cannot assure you that we will successfully redesign these products and retain the revenue associated with the existing products which are subject to end-of-life components.

We rely on cellular networks for service revenue that may be affected by the following:

•	service may be interrupted or limited due to carrier transmission limitations caused by atmospheric, terrain, other natural or artificial conditions adversely affecting transmission.

•	interruption of service due to cellular carrier equipment modification, upgrades, repairs and other similar activities.

•	service may be limited based on available coverage.

•	interruption of service may occur between various cellular network and participating carriers.

•	the cost of this service could be increased such that it will affect our ability to compete while maintaining satisfactory margins.

•	carriers disclaim all liability of any nature to customers, whether direct, indirect, incidental or consequential, arising out of our customer’s use of their service.

In the event that we experience significant cellular networks delays or interruption of service, we would have difficulty maintaining customers and our revenues could decline substantially and harm our business.

AT&T Wireless provides the majority of our network capability.  A network malfunction or a contractual dispute between us and this carrier or among this carrier and other major U.S. carriers could materially impact the operation of our services and/or our financial results.

Cellular South and Numerex Inc. provide a meaningful portion of our network capability for Telguard and TankLink, respectively. A network malfunction or a contractual dispute between us and these carriers or among these carriers and other major U.S. carriers could materially impact the operation of our services and/or our financial results.

ADT is a highly significant customer and the loss of this particular customer may seriously harm our business.

ADT represented 38% of our total revenue in fiscal 2010.  If ADT chooses to use fewer of our products and services or stops using our products and services in total, our financial results could be materially impacted.  In addition, ADT influences the purchasing decisions of its authorized dealers by specifying which equipment must be installed in end user security systems.  If ADT further disincentivizes its authorized dealers from purchasing our products or removes our products from its list of acceptable equipment, our financial results may be materially impacted.

We have a large trade accounts receivable balance outstanding with one key customer.

As of September 30, 2010, a key VAR customer had a trade accounts receivable balance outstanding of $3,800.  We have executed a security agreement with the key customer but there is no guarantee that this security agreement will allow us to realize our balance due should this customer become financially distressed.   We have elected to charge interest on past due balances as an alternative to exercising our rights in our security agreement. If we are unable to collect our receivables balance from this customer, or other such customers in the future, our financial results could be materially impacted.

If we cannot sustain profitable operations, we may not be able to obtain the funding we need to operate our business.

At times in the past years, Telular has incurred net operating losses.  We incurred a net loss of $1,379 for the year ended September 30, 2008.  We cannot guarantee that we will be successful in maintaining profitability and our ability to continue operations depends on having adequate funds to cover our expenses.  Our current operating plan provides for significant expenditures for research and development of new products, development of new markets for our products, and marketing programs for our products.  At September 30, 2010, we had $27,678 in cash and cash equivalents and a working capital surplus of $34,046.

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

In addition, it is possible that our customers or end users may seek indemnity from us in the event that our products are found or alleged to infringe the intellectual property rights of others. Any such claim for indemnity could result in substantial expenses to us that could harm our operating results. Our largest customer is entitled to indemnification for such claims and has, in fact, sought such indemnification recently based on notice of infringement provided to this customer and to Telular by a party that has initiated litigation against Telular and our customer based on this infringement claim.

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

Lead times for ordering components from our manufacturers vary significantly and depend on various factors, such as the specific supplier, contract terms and demand for and availability of a component at a given time.  If our forecasts are less than our actual requirements, we may not be able to obtain products in a timely manner.  Furthermore, if we cannot produce our products in a timely manner, the liquidated damages provisions in some of our contracts with our customers may result in our selling our products at a loss.  If our forecasts are too high, we and our manufacturer may be unable to use the components that were purchased based on our forecasts.  The cost of the components used in our products tends to drop rapidly as volumes increase and technologies mature.  Therefore, if we are unable to use components purchased based on our forecasts, our cost of producing products may be higher than our competitors’.  Excess components or inventory will tie up working capital and cause us to incur storage and other carrying costs, which may cause us to borrow additional funds that may not be available on commercially reasonable terms.  Further, excess components or inventory not used or sold in a timely manner may become obsolete, causing write-offs or write-downs, which could seriously harm our results of operations.

Quality control problems could harm our sales.

We believe that our products currently meet high standards of quality due to quality-monitoring procedures that we have instituted.  Most of our major subcontractors also have quality control procedures in place and are ISO-9001:2000 compliant. Notwithstanding the existence of these controls, our operations and our dependency on subcontractors subjects us to the risk that these controls may not be effective.  Quality control failures by us or by our third-party subcontractors or changes in their financial or business condition that affect their production could disrupt our ability to supply quality products to our customers.  If we fail to provide quality products to our customers, product sales, and thereby our business, could be materially harmed.

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

•	trade restrictions or higher tariffs, quotas, taxes and other market barriers;

•	transportation delays and difficulties of managing international distribution channels;

•	longer payment cycles for, and greater difficulty in collecting accounts receivable; and

•	public health emergencies such as SARS and avian bird flu.

To date, our sales have not been negatively affected by currency fluctuations.  We currently seek prepayment or letters of credit on a substantial portion of our international orders, but some international customers are granted open credit terms and we are exposed to some international credit risk.  We also try to conduct all of our international transactions in U.S. dollars to minimize the effects of currency fluctuations.  However, if our international operations were to grow, foreign exchange fluctuations and foreign currency inflation may pose greater risks for us and we may need to develop and implement additional strategies to manage these risks.  If we are not successful in managing these risks our business and financial condition could be seriously harmed.

If we are unable to protect our intellectual property rights, our business may be adversely affected.

Although Telular holds United States and foreign patents, core aspects of our technology are not covered by patent protection. As a result, a competitor may be able to develop technologies that are substantially similar to our products, which would have a material adverse effect on our business and future prospects.

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

As of September 30, 2010, there were options granted to employees and directors to purchase 2,241,694 shares of Telular’s common stock.  Options to purchase 1,530,021 of these shares were exercisable at that time.  The exercise prices for the exercisable options range from $1.48 to $9.75 per share, with a weighted average exercise price of $4.14. Options to purchase the remaining 711,673 shares will become exercisable over the next two years. The exercise prices for the options that are not yet exercisable have a weighted average exercise price of $3.82.

In connection with a credit facility with Wells Fargo Bank (“Wells”) that matured on December 31, 2002, we issued to Wells warrants to purchase 50,000 shares of common stock at an exercise price of $16.29 per share. These warrants have no expiration date.

The issuance of shares of common stock issuable upon the exercise of options or warrants could cause substantial dilution to holders of common stock.  It also could negatively affect the terms on which we could obtain equity financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following is a list of properties that Telular leases:

		Lease Dates		Square	Renewal
	Functions	Commencement	Termination	Footage	Options

Corporate Headquarters,	Finance and general administrations, operations	February 2007	February 2014	11,700	No
Chicago, Illinois	administration and TankLink sales and marketing

Terminal and Security	Sales, marketing, operations and general	November 2007	December 2012	15,154	No
Products Operations and	administration for terminal products and
Engineering, Atlanta, Georgia	product research and development

International Sales Office,	Sales	January 2010	December 2011	433	Yes
Weston, Florida

Operations	Warehousing and shipping	January 2009	August 2013	9,480	No
Wheeling, Ilinois

ITEM 3.  LEGAL PROCEEDINGS

Telular is involved in legal proceedings, which arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on Telular’s consolidated results of operation, cash flows or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2010.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

Telular’s Common Stock trades publicly on the NASDAQ National Market System under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 2010 and 2009, as reported by NASDAQ. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	QUARTER ENDED DURING FISCAL YEAR 2010
	December 31	March 31	June 30	September 30

High	$3.78	$5.14	$3.64	$3.23
Low	$2.86	$2.95	$2.95	$2.33

	QUARTER ENDED DURING FISCAL YEAR 2009
	December 31	March 31	June 30	September 30

High	$2.05	$1.82	$2.15	$3.52
Low	$1.14	$1.32	$1.69	$2.05

On December 6, 2010, there were approximately 204 shareholders of record, approximately 4,455 beneficial shareholders and 14,988,724 shares of Common Stock outstanding. Telular had not paid any dividends from its inception through September 30, 2010.  On November 4, 2010, the Board of Directors approved a special one-time cash dividend of $1.00 per share of common stock and initiated a quarterly dividend of $0.10 per share of common stock. Both the special one-time cash dividend and the quarterly dividend will be payable on November 22, 2010 to shareholders of record on November 15, 2010.

TREASURY SHARES

Under the previously announced purchase program, there were 38,262 shares repurchased for $118 during the fourth quarter of fiscal 2010. The approximate dollar value of shares that may yet be purchased under the program is $4,588 as of September 30, 2010.

TELULAR CORPORATION COMMON STOCK PERFORMANCE GRAPH

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that Telular specifically incorporates it by reference into such filing.

The Telular Corporation Common Stock Performance Graph compares total shareholder returns of Telular since September 30, 2005, to three indices: the NASDAQ Stock Market (U.S.) Index, the NASDAQ Telecommunications Index and the Zach Industry Index – Computer and Technology Sector. The total return calculations assume the reinvestment of dividends, although, until recently, dividends had not been declared as of September 30, 2010 for Telular's stock through September 30, 2010, and are based on the returns of the component companies weighted according to their capitalizations as of the end of each monthly period. The NASDAQ Stock Market (U.S.) Index tracks the aggregate return of all equity securities traded on the NASDAQ National Market System (the NMS). The NASDAQ Telecommunications Index tracks the aggregate return of equity securities of telecommunications companies traded on the NASDAQ National Market System (the NMS). The Zach Industry Index – Computer and Technology Sector tracks the aggregate return of technology companies, including electronics, medical and other related technology industries.

Telular's Common Stock is traded on the NMS and is a component of the NASDAQ Stock Market (U.S.) Index. Telular’s stock price on the last trading day of its fiscal year, September 30, 2010, was $3.06.

ITEM 6.  SELECTED FINANCIAL DATA

The following table is a summary of certain condensed statement of operations and balance sheet information of Telular. The table lists historical financial data of Telular for the fiscal years ended September 30, 2010, 2009, 2008, 2007 and 2006. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing in Item 8 of this report.

Telular Corp
Selected Financial Data - 10K

	Year ended September 30,
	(In thousands, except share data)

	2010	2009	2008 (a)	2007 (a)	2006

Results of Operations:
Total revenue	$47,354	$47,194	$66,154	$74,507	$45,706

Income (loss) from continuing operations	38,121	2,285	6,101	5,625	(644)
Loss from discontinued operations	-	(419)	(7,480)	(7,571)	(11,174)
Net income (loss)	$38,121	$1,866	$(1,379)	$(1,946)	$(11,818)
Per Share Data:
Basic:
Income (loss) from continuing operations	$2.55	$0.13	$0.32	$0.31	$(0.04)
Income (loss) from discontinued operations	$-	$(0.02)	$(0.39)	$(0.42)	$(0.66)
Net income ( loss)	$2.55	$0.11	$(0.07)	$(0.11)	$(0.70)

Dilutive:
Income (loss) from continuing operations	$2.49	$0.13	$0.32	$0.31	$(0.04)
Income (loss) from discontinued operations	$-	$(0.02)	$(0.39)	$(0.42)	$(0.66)
Net income ( loss)	$2.49	$0.11	$(0.07)	$(0.11)	$(0.70)

As of September 30 - balance sheet data:
Total assets	$81,551	$40,325	$47,969	$55,608	$57,937
Current loans payable	-	-	-	-	3,313
Long term obligations	529	-	-	-	-
Stockholders' equity	74,887	35,422	40,167	38,366	38,812

(a) In July 2007, Telular formulated a plan to sell the net assets of its FCP segment and exit the FCP market. During the third quarter of fiscal 2008, Telular determined it would be unable to secure a buyer for the FCP segment and made a strategic decision to abandon the FCP segment effective June 30, 2008. As a result, the FCP segment has been segregated and classified as discontinued operations and amounts for all periods presented have been reclassified to reflect this classification.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

Telular develops products and services that utilize wireless networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings are created through Telular’s historical competence in developing cellular electronics along with utilizing the data transport capabilities of today’s commercial wireless networks.

Telular generates a majority of its revenue through the delivery of machine-to-machine (M2M) and event monitoring services, such as its Telguard and TankLink services. A portion of its revenue comes from the sale of specialty cellular hardware products designed by Telular for use exclusively with its M2M services.  Although Telular has a wide base of customers in the Western Hemisphere, much of its revenue is generated from a small number of major customers.

Telular's operating expense levels are based in large part on its expectations for its future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and Telular's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Item 1A, Risk Factors.

The market for Telular’s products is primarily in North and South America and consists of a number of vertical applications including Telguard security alarm conveyance; TankLink storage tank monitoring; and, general purpose wireless terminals for voice calls and Internet access. These markets are addressed primarily through indirect channels consisting of third party Value Added Resellers (“VARs”), distributors, representatives and agents along with in-house sales and customer support teams.  A direct sales model is utilized for certain large customers.

During June 2008, Telular abandoned its Fixed Cellular Phone (FCP) segment after unsuccessfully marketing this unit for sale.  Many of the segment’s assets were parts and finished goods inventory which were sold prior to abandonment of the segment on June 30, 2008.

Telular believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, including the creation of event monitoring services that can be sold with products. Research and development activities sponsored by Telular for the years ended September 30, 2010, 2009 and 2008 were $3,010, $2,974 and $4,448, respectively.

The following details areas of product delivery and research during fiscal 2010 and anticipated in fiscal 2011.

Telguard - Telular’s engineering team continues to update the Telguard product and service offering by designing new features that are realized through a combination of hardware and software development activities.  In fiscal 2010, Telular redesigned its best selling Telguard hardware models in order to reduce the cost of production and to enhance the functionality of these products.  In addition, Telular introduced the new TG-1 Express product in April 2010 and it is now a top selling product in the Telguard portfolio. Telular also launched the Telguard Advantage Program on July 1, 2010 – a frequent buyer program which encourages greater use of Telular’s services.  Looking forward to 2011, Telular has a number of new features and hardware products under development that will be released.  These include a “sole path” fire communicator and Telguard Interactive – a software-based capability which allows end users to control their security panel remotely using a smartphone application.

TankLink – The fiscal 2009 acquisition of TankLink brought Telular a successful wireless communicator product line for tank level monitoring.  Additional enhancements to this hardware and its supporting message center have been made during 2010.  Telular plans to continue its enhancement activities for this service line during fiscal 2011 to improve its competitive position and to add additional features to the service offering in response to customer demand.

Other M2M Solutions – During 2010, Telular focused on its existing lines of business but Telular expects in 2011 to evaluate a number of vertical and sub-vertical M2M markets to determine the viability of creating or acquiring a product and/or service for these markets.

Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China and the United States make and test all hardware products.

There are several firms that compete with Telular’s Telguard products and services.  These primary competitors include:  Honeywell, DSC, Numerex and Alarm.com.  Telular believes it has a 20-30% market share for cellular alarm communicators, having introduced the first such device for digital cellular networks in March 2006.  Demand for cellular communicators has once again increased markedly over the past year.  We believe this is due to consumers eliminating traditional telephone lines and therefore, requiring a cellular communicator to enable a home security system.  If this trend continues, Telular believes that Telular and its competitors will continue to see substantial demand for products and related services.

With regard to the other terminal products sold by Telular, there are a large number of competitors that manufacture and sell FCTs.  They include:  Ericsson, Axesstel, YX and numerous other manufacturers in Asia and elsewhere. Much of the demand for these terminals is outside the United States and demand is concentrated among the large wireless carriers that operate in various countries around the world.  Competition is based on reputation, features and pricing.  Telular’s products have historically sold well in Latin America and Telular is able to realize an acceptable selling price due to Telular’s reputation for quality products in that region.  The FCT business is not a focus of Telular but it continues to earn an acceptable contribution margin and will be maintained for as long as it continues to do so.

Telular has granted a license for its patents to Ericsson Radio Systems AB and currently faces competition for FCT sales from Ericsson.

With respect to its interface technology, Telular currently has 8 issued and active patents and 4 issued foreign patents. Telular has successfully defended some of its patents in court.

OUTLOOK

The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

Telular expects to expend most of its market and product development resources on the M2M space, including continuing to capitalize on its favorable market position in the domestic security alarm market by virtue of its well-regarded Telguard offering, as well as continuing to improve overall penetration in the tank level monitoring market through TankLink.  Due to uncertainties in international markets and pending new product introductions, Telular is unable to forecast results and resource allocations for FCT products.

UNIT SALES

During fiscal 2010, Telular sold approximately 103,000 Telguard units, compared with approximately 114,000 Telguard units for fiscal 2009. We sold approximately 4,600 tank monitoring units in fiscal 2010, as compared to sales of 3,400 tank monitoring units in fiscal 2009.  Our Telguard subscriber base grew in fiscal 2010 to approximately 568,000, up from approximately 500,000 subscribers in fiscal 2009.  The Telguard churn rate for the trailing 12 month period was approximately 7.5% and when normalized for out of period deactivations was approximately 4.6%, well below the security industry average.  We expect Telguard sales of between 15,000 and 25,000 units on a quarterly basis throughout fiscal 2011.

REVENUE TRENDS

While product sales have fluctuated due to economic conditions at times, service revenues have grown consistently. Service revenue increased to 60% of sales in the fourth quarter as we successfully added new subscribers at a high rate and kept our churn rate low.  Telguard service average revenue per unit, or ARPU, was $3.97 for fiscal 2010, as compared to $3.93 for fiscal 2009.  TankLink service ARPU was $6.75 for fiscal 2010 as compared to $7.12 for fiscal 2009. The decrease in ARPU is a result of pricing variances in the level of services purchased.

RECENT DEVELOPMENTS

Fiscal 2010 was a highly productive year for Telguard product and marketing enhancements. In the spring, Telular launched the TG-1 Express, which became Telular’s second most popular cellular communicator. During the summer, Telular launched the Telguard Advantage program, a frequent buyer program for Telular dealers.

In October 2010, Telular announced the ability for Telguard fire units to be the sole communications path for commercial fire alarm applications. We believe that our customers are very excited for the release of the product, which is expected to take place in the first quarter of fiscal 2011, since this technology will allow our customers to eliminate phone lines and save money now that Telular units can totally replace landlines in fire alarm situations.

In November 2010, Telular announced Telguard Interactive services, which allows an end user to remotely check the status and activate or deactivate their home alarm system via a smart phone.   In connection with these services, Telular has created an iPhone application that can be downloaded onto iPhones.  In early calendar 2011 we have several planned additional new Telguard products and features planned.

In our TankLink line of business we have successfully streamlined the business, improved its production and customer service processes and returned to a path of growth. The fourth quarter of fiscal 2010 was the first full quarter in which TankLink generated positive operating cash flow.  Telular continues to be excited about opportunities for TankLink with our partner in Latin America, Telefónica, as well as other initiatives in the TankLink line of business.

On November 4, 2010, Telular announced the declaration of two dividends. A special one-time payment of $1.00 per share along with a regular quarterly dividend of $0.10 per share was paid on November 22, 2010 to shareholders of record at the closing of business on November 15, 2010.

RESULTS OF OPERATIONS
(In Thousands, Except Share Data)

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues and Costs of Sales

			Change
	2010	2009	Amount	Percentage
Net product sales
Monitoring Equipment	$16,300	$18,116	$(1,816)	-10%
Terminal	3,595	6,638	(3,043)	-46%
Total product revenues	19,895	24,754	(4,859)	-20%
Service revenues	27,459	22,440	5,019	22%
Total revenues	47,354	47,194	160	0%

Cost of sales
Products	16,413	18,270	(1,857)	-10%
Services	10,964	9,953	1,011	10%
	27,377	28,223	(846)	-3%
Gross margin	$19,977	$18,971	$1,006

Revenues
Product revenues decreased 20% primarily due to decreased sales in both Telguard monitoring equipment and terminal products.  Revenues from sales of our Telguard monitoring equipment experienced lower demand as a result of a change in pricing terms within agreements between ADT, our largest security dealer customer and its network of authorized dealers.  The dealer implemented a monthly service charge to the end user for any system sold by an authorized dealer that included a Telguard product.  Due to this surcharge, the authorized dealers generally opted to choose other security products over Telguard products which resulted in decreased sales volume; approximately 103,000 Telguard units were sold in fiscal 2010 compared with approximately 114,000 for fiscal 2009. Telular expects this trend to continue and has implemented targeted pricing discount programs to maintain sales volumes. The decrease in terminal product revenues reflects continued depressed demand in both the U.S. and in the Central American Latin American (“CALA”) regions. Of the $3,595 of total terminal sales in fiscal 2010, only $491 were from international sales compared to $6,638 of total terminal sales in fiscal 2009, of which $947 were from international sales. Telular has chosen to focus its sales efforts in the monitoring equipment and services market.

Service revenues increased 22% primarily due to increased activations in fiscal 2010.  For each hardware unit sold, service revenue is generated when the unit is activated.  The average revenue per unit (“ARPU”) increased slightly to $3.97 in fiscal 2010 as compared to $3.93 in fiscal 2009.  As of September 30, 2010 the subscriber base is approximately 568,000, an increase of approximately 68,000 subscribers from approximately 500,000 subscribers as of September 30, 2009.

Cost of Sales
The decrease in product cost of sales of 10% reflects lower sales offset by reduced production costs primarily from re-engineering of component parts. Service cost of sales increased 10% over last year reflecting the increase of subscribers during the year offset by reduced internal cost of billing the service.

Product margins, as a percentage of product revenues, decreased from 26% in fiscal 2009 to 18% in fiscal 2010.  This decrease is a result of pricing discount programs, such as the Telguard Advantage Program, offered during the year targeted to encourage increased sales volumes. Telular expects to continue these pricing discount programs.

Service margins, as a percentage of service revenues, increased to 60% in fiscal year 2010 from 56% in fiscal year 2009.  This increase was primarily due to a reduction in fulfillment costs.

Operating Expenses

			Change		% of Revenues
	2010	2009	Amount	Percentage	2010	2009
Engineering and development	$4,562	$4,783	$(221)	-5%	10%	10%
Selling and marketing	5,935	6,549	(614)	-9%	12%	14%
General and administrative	6,119	5,610	509	9%	13%	12%
	$16,616	$16,942	$(326)		35%	36%

Engineering and Development
Engineering and development expenses decreased by $221 (5%) primarily due to reductions of:
•	$425 in consulting fees as a result of reduced utilization of contract engineers; and,
•	$62 in various office expenses and engineering testing expenses as a result of Telular’s overall initiative to reduce costs.
Offsetting these reductions was $266 increase in salary related expenses resulting from adding additional headcount in concert with the reduction of the utilization of contract engineers.

Selling and Marketing
Selling and marketing expenses decrease by $614 (9%) primarily due to:
•	$381 decrease payroll related expenses as a result of decreased sales and marketing personnel and expenses such as commissions that fluctuate with sales volume;
•	$132 decrease in travel expenses related to reduced travel abroad;
•	$88 decrease in third party commission expenses related to decreased sales volume; and
•	$68 decrease in various office and general expenses as a result of Telular’s overall initiative to reduce costs.
Offsetting these decreases was an increase of approximately $55 related to marketing efforts such as trade shows and brochures.

General and Administrative (G&A)
G&A expenses increased by $509 (9%) primarily due to the following increases:
•	$432 in legal expenses related primarily to increased efforts by outside counsel in defending Telular in a patent lawsuit;
•	$115 in director non-cash compensation as a result of valuing and recording the expense of the option component of restricted stock units;
•	$87 in business license fees and non-income taxes as a result of increased presence in certain states;
•	$77 in bank and credit card fees as a result of increased usage by customers of credit cards to pay for products and services; and,
•	$65 in payroll related expenses primarily due to increase in non-cash compensation related to stock options.

Offsetting these increases were decreases to the following expenses:
•	$159 in additional proxy costs related to a proxy contest in fiscal 2009. In fiscal 2010 there we no such additional costs
•	$61 in facility related costs such as phone, utilities and general maintenance; and
•	$47 in travel and general office expenses as a result of Telular’s overall initiative to reduce costs.

Other Income
Other income increased by $73 primarily due to $47 increase in interest income, year over year, and $25 decrease in various miscellaneous expenses.

Income Taxes
Telular recorded a current income tax provision of $139 and a deferred income tax benefit of $34,505 for fiscal year 2010 as compared with a current provision of $65 and no deferred tax provision for fiscal year 2009.  The increase in the current provision was primarily due to the increase in taxable income in fiscal year 2010.  The increase in the deferred tax benefit was due to the reversal of the valuation allowances on net deferred tax assets. In the prior year, Telular’s net deferred tax assets had a full valuation allowance against them.

Net Income
Telular recorded net income of $38,121 or $2.49 per fully diluted share for fiscal year 2010 compared to net income of $1,866 or $0.11 per fully diluted share for fiscal year 2009.  This increase was primarily due to the income tax benefit recorded from reversal of net deferred tax assets valuation allowances.  In fiscal 2009, Telular’s net deferred tax assets had a full valuation allowance against them.

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

Services revenues increased 11%, primarily due to continued increase of subscribers including tank subscribers not included in fiscal 2008 results. As of September 30, 2009, the subscriber base was approximately 500,000, an increase of approximately 74,000 subscribers from approximately 426,000 subscribers as of September 30, 2008.

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

Operating Expenses

			Change		% of Revenues
	2009	2008	Amount	Percentage	2009	2008

Engineering and development	$4,783	$5,171	$(388)	-8%	10%	8%
Selling and marketing	6,549	7,209	(660)	-9%	14%	11%
General and administrative	5,610	6,487	(877)	-14%	12%	10%
	$16,942	$18,867	$(1,925)		36%	29%

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

Selling and Marketing
Selling and marketing expenses for fiscal years 2009 and 2008 have been adjusted to reflect a reclass of $510 and $922, respectively, from general and administrative expenses to be consistent with the current year presentation. These expenses relate to a department whose focus and activities have changed and are more properly associated with the sales function. Selling and marketing expenses decreased by $660 primarily due to reductions of:
•	Expenses specifically related to decreased levels of product sales:
-	$544 of third party commission expenses;
-	$373 of co-op marketing expenses; and,
-	$304 of internal commissions.
•	$219 in consulting fees as a result of hiring additional permanent marketing and sales staff, reducing the use of consultants.
Offsetting these expense reductions was a $704 increase in payroll-related expenses as a result of the addition of sales and marketing staff and the addition of staff from the acquisition of TankLink as well as a $76 increase in travel expenses.

General and Administrative (G&A)
G&A costs for fiscal years 2009 and 2008 have been adjusted to reflect a reclass of $510 and $922, respectively, to selling and marketing as noted above. G&A expenses decreased by $877 primarily due to reductions of:
•
$766 in professional fees related to decreased legal fees as a result of reduced costs from outside counsel, decreased accounting fees resulting from factors impacting the cost of our external audit and decreased consulting fees as a result of not renewing strategic projects undertaken in fiscal 2008;

•	$71 in payroll related fees such as reduced bonuses and non-cash compensation related to issued stock options and stock option modifications;
•	$349 of expenses as a result of the reduction of amortization expense related to a prepaid loan fee and reduced commercial insurance;
•	$35 of travel expenses as a result of efforts to control costs;
•	$97 of facility, office and general expenses.
Offsetting these reductions is an increase of $282 for intangible amortization related to the acquisition of TankLink and $159 of additional proxy costs related to the proxy contest in fiscal 2009.

Other Income
Other income decreased by $115 primarily from a $74 reduction of interest income as a result of reduced rates and a reduced investment balance, and a increase of $41 in various miscellaneous expenses

Income Taxes
Telular recorded an income tax provision of $65 for fiscal 2009 related to alternative minimum taxes. There was no income tax provision for 2008.

Discontinued Operations
The loss from discontinued operations of $419 was due primarily to the return of phones previously sold to a customer in prior periods and the resale of those phones at a loss.  Telular decided to take back the product in lieu of further attempts to collect on the outstanding account receivable from the prior period sale.  The resulting account receivable from the resale was fully collected as of September 30, 2009.

Net Income
Telular recorded net income of $1,866 or $0.11 per fully diluted share for fiscal 2009 compared to a net loss of $1,379 of ($.07) per fully diluted share for fiscal 2008.  This increase was primarily due to reduced product costs and reduced operating costs.

LIQUIDITY AND CAPITAL RESOURCES

Management regularly reviews Telular’s working capital and available borrowings in addition to its cash and cash equivalent balance to determine if it has enough cash to operate the business. On September 30, 2010, Telular had cash and cash equivalents of $27,678 and working capital of $34,046, compared to cash and cash equivalents of $17,904 and net working capital of $28,666 a year earlier. Telular can draw upon a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (SVB) that provides an aggregate working capital line of credit up to $10,000. The Agreement expires on December 23, 2010. Management is in the process of negotiating a new loan agreement with SVB and expects to have one in place by December 23, 2010. As of September 30, 2010, there were no amounts outstanding under the Agreement.

Management expects trade accounts receivable and inventory to turn into cash in short periods of time. As such, given the level of cash and cash equivalents, trade accounts receivable and inventory, management believes Telular has adequate resources to fund current and planned operations in a manner consistent with historical practices.  The tables below discuss the liquidity components of continuing operations for fiscal years 2010 and 2009.

Telular Corp
Table for Liquidity Section of MD&A

Fiscal 2010
The Company generated cash of $10,883 from continuing operations during fiscal 2010 compared to cash generated of $5,453 during the same period of fiscal 2009. The components of the change for fiscal 2010 are as follows:

$ 38,121	Income from continuing operations; cash provided.
533	The decrease in trade accounts receivable is due to the timely collection of outstanding balances, resulting from a more favorable product mix. Service revenue represents 60% of Telular's total revenues for the twelve month period ending September 30, 2010. The accounts receivable associated with this revenue stream are generally collected within
30 days of invoicing. The timely collections along with reduced product billings resulted in the decrease.
2,982	The decrease in inventory reflects the Company's overall inventory strategy; sell from existing stock while reducing production levels to augment the reduction in sales levels.
988	Trade accounts payable primarily consists of amounts due to Telular's contract manufacturers and monitoring service providers. The increase was primarily due to the timing of receipt of invoices from these vendors. In the prior year payment was made before year-end, in fiscal 2010, payments to these vendors were made subsequent to year-end.
208	The increase in accrued liabilities was primarily due to $ 167 increase in legal fees related to a patent infringement lawsuit, a $127 increase in royalties due which are paid twice a year and approximately $86 in decreases to various miscellaneous accrued expenses.
(31,720)	Non-cash expenses (benefits): ($34,505) from the reduction in the deferred tax valuation allowance; $1,611 from stock based compensation expense; $855 of depreciation expense; $293 of amortization expense; and, $26 from the loss on on disposal of operating assets.
(229)	Net cash used by other working capital items, primarily the acquisition of intangibles; patents, trademarks, a licensing fee and the increase in income taxes payable.
$ 10,883	Total cash provided by continuing operations

Telular Corp
Table for Liquidity Section of MD&A

Fiscal 2009
The Company generated cash of $5,453 from continuing operations during fiscal 2009 compared to cash generated of $7,084 during the same period of fiscal 2008. The components of the change for fiscal 2009 are as follows:

$ 2,285	Income from continuing operations; cash provided.
368	The decrease in trade accounts receivable is due to the timely collection of outstanding balances, resulting from a more favorable product mix. Service revenue represents 48% of Telular's total revenues for the twelve month period ending September 30, 2009. The accounts receivable associated with this revenue stream are generally collected within
30 days of invoicing. The timely collections along with reduced product billings resulted in the decrease.
2,656	The decrease in inventory reflects the Company's overall inventory strategy; sell from existing stock while reducing production levels to augment the reduction in sales levels.
(1,252)	Trade accounts payable primarily consists of amounts due to Telular's contract manufacturers. The decrease reflects decreased purchases from our contract manufactures, primarily due to reduced sales volume.
(1,885)	The decrease in accrued liabilities was primarily due to payments for bonuses, royalties and co-op advertising and the reduction in liability balances related to reduced sales volumes such as agent commissions, professional fees and certain operating expenses.
2,455	Non-cash expenses: $1,384 from stock based compensation; $789 depreciation expense; $282 amortization expense.
826	Net cash provided by other working capital items.
$ 5,453	Total cash provided by continuing operations

Capital expenditures for fiscal years 2010 and 2009 were $857 and $932, respectively.  The 2010 expenditures were for improvements to the message center, test equipment for operations, product certification and leasehold improvements for the Atlanta office. The 2009 expenditures were primarily for purchase of a new ERP system, additional equipment for operations and for new computers, replacing obsolete equipment.  Telular anticipates funding future capital additions with cash from operations.

On July 25, 2008, Telular’s Board approved a plan to repurchase up to $5,000 of Telular’s common stock on the open market.  During fiscal 2010, 123,816 shares were repurchased under the plan at a cost of $412.  During fiscal 2009, 1,725,823 shares were repurchased at a cost of $2,648. In addition to the plan, on June 19, 2009, a modified “Dutch Auction” tender offer was completed buying back 2,344,857 shares of common stock at a cost of $5,386.

Telular generally requires its foreign customers to prepay, obtain letters of credit or qualify for credit. Also, to mitigate the effects of currency fluctuations on Telular’s results of operations, Telular conducts all of its international transactions in US dollars.

The following table sets forth our total contractual obligations as of September 30, 2010:

		Payments Due by Period
		Less than
Contractual Cash Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Operating leases	$2,157	$751	$1,406	$-	$-
Purchase Commitments	5,503	5,503	-	-	-
Total contractual cash obligations	$7,660	$6,254	$1,406	$-	$-

Purchase commitments are for purchases made in the normal course of business to meet operational requirements, consisting primarily of raw materials and finished goods inventory.  Telular expects to satisfy these commitments primarily from cash from the revenues generated by the delivery of backlogged orders.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Telular's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

On an on-going basis, management evaluates its estimates and judgments, including those related to the net realizable value of inventories and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect the presentation of Telular’s financial condition and results of operations.

Allowance for Doubtful Accounts

Telular maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payment for products and services.  Telular evaluates the collectability of customer receivables by considering the payment history and the financial stability of its customers.  If Telular believes that an account receivable may not be collected, a charge is recorded to the allowance account. At September 30, 2010 and 2009, the allowance for doubtful accounts related to trades accounts receivable from continuing operations was $17 and $20, respectively.

Reserve for Obsolescence

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Telular generally considers inventory quantities greater than a one-year supply, based on current year activity, to be excess, unless that inventory has alternative uses. Telular also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At September 30, 2010 and 2009, the inventory reserves were $408 and $91, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Reserve for Warranty

Telular maintains a reserve for products that are returned within Telular’s warranty period due to inoperability. Telular has different warranty periods for its different product groups: the security monitoring products has a 24 month warranty period; the tank monitoring products have a 12 month warranty period; and, the terminal products have a 15 month warranty period. Significant management judgment is required to determine the warranty reserve.  Telular utilizes historical information regarding units returned within the appropriate warranty period and the costs incurred to repair returned units. Telular then estimates required warranty reserves for future products that may be returned.  As of September 30, 2010 and 2009, the warranty reserve was $95 and $80, respectively.

Goodwill

Telular evaluates the fair value and recoverability of goodwill at least annually or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In determining fair value and recoverability, Telular makes projections regarding future cash flows. These projections are based on assumptions and estimates of:

•	growth rates for net revenues, cost of sales and operating expenses for the monitoring and terminal businesses;
•	anticipated future economic conditions;
•	the assignment of discount rates relative to risk associated with companies in similar industries; and,
•	estimates of terminal values.

An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount.

Income Taxes

In determining income for financial statement purposes, Telular must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

In evaluating the ability to recover its deferred tax assets, Telular considers all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In estimating future taxable income, Telular developed assumptions including the amount of future federal and state pre-tax operating income, the reversal of temporary differences, the utilization of net operating loss carryforwards to offset taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates Telular is using to manage the underlying business.

Telular has recorded significant valuation allowances that are intended to be maintained until it is more likely than not the deferred tax asset will be realized. The current valuation allowance of $11,033 is primarily for estimated federal and state net operating losses that will expire before they can be realized.  The realization of the remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction.  Any reduction in future taxable income may require that Telular record an additional valuation allowance against the deferred tax assets.  Based on Internal Revenue Code Section 382 (“Section 382”), changes in the ownership of Telular may limit the utilization of net operating loss carryforwards. Any Section 382 limitation may require that Telular record an additional valuation allowance against its deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on Telular’s future earnings.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.  Management is not aware of any such changes that would have a material effect on our results from operations, financial position or cash flows.

Under the uncertain tax position provisions of ASC 740, Income Taxes, Telular would recognize liabilities for tax issues in the U.S based on Telular’s estimate of whether, and the extent to which, additional taxes will be due.  These tax liabilities would be recorded in income taxes in the Consolidated Balance Sheets.  As of September 30, 2010, Telular has no uncertain tax positions recorded in its financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The discussion of recently issued accounting pronouncements is hereby incorporated by reference from Item 8, notes to consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Telular frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of Telular’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. Telular believes its exposure to market risk fluctuations for these investments is not material as of September 30, 2010.

Financial instruments that potentially subject Telular to significant concentrations of credit risk consist principally of trade accounts receivable. To reduce its exposure to the credit risks of international customers, Telular generally seeks payment prior to shipment or receives irrevocable letters of credit that are confirmed by U.S. banks. In some instances, Telular extends credit to foreign customers without the protection of prepayment or letters of credit Telular performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

To mitigate the effects of currency fluctuations on Telular’s results of operations, Telular conducts all of its international transactions in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.  The following financial statements are included in this document.

Reports of Independent Registered Public Accounting Firms	34

Consolidated Balance Sheets as of September 30, 2010 and 2009	37

Consolidated Statements of Operations for the years ended
September 30, 2010, 2009 and 2008	38

Consolidated Statements of Stockholders’ Equity for the years ended
September 30, 2010, 2009 and 2008	39

Consolidated Statements of Cash Flows for the years ended
September 30, 2010, 2009 and 2008	40

Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Telular Corporation

We have audited the accompanying balance sheets of Telular Corporation (a Delaware corporation) as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2010.  Our audit of the basic financial statements included the financial statement schedule listed in the Index appearing under Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Telular Corporation as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Chicago, Illinois
December 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Telular Corporation

We have audited the accompanying consolidated balance sheet of Telular Corporation as of September 30, 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended September 30, 2008. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Telular’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telular Corporation at September 30, 2008, and the consolidated results of its operations and its cash flows for the year ended September 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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
/s/ Ernst & Young LLP Ernst & Young LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Telular Corporation

We have audited Telular Corporation’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Telular Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Telular’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Telular; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Telular are being made only in accordance with authorizations of management and directors of Telular; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Telular’s assets that could have a material effect on the financial statements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Telular Corporation as of September 30, 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended September 30, 2008 of Telular Corporation and our report dated December 10, 2008, expressed an unqualified opinion thereon.

Chicago, Illinois
December 10, 2008	/s/ Ernst & Young LLP Ernst & Young LLP

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$27,678	$17,904
Trade accounts receivable, net	7,056	7,589
Inventories, net	4,821	7,803
Deferred taxes	336	-
Prepaid expenses and other current assets	290	273
Total current assets	40,181	33,569

Property and equipment, net	2,169	2,193
Other assets:
Goodwill	3,159	3,159
Intangible assets, net	1,297	1,338
Long term deferred taxes	34,698	-
Other	47	66
Total other assets	39,201	4,563
Total assets	$81,551	$40,325

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$3,201	$2,213
Accrued liabilities	2,873	2,527
Income taxes payable	61	25
Liabilities of discontinued operations	-	138
Total current liabilities	6,135	4,903

Long term deferred taxes payable	529	-
Total liabilities	6,664	4,903

Stockholders' equity:
Common stock; $.01 par value; 75,000,000 shares
authorized; 19,449,052 and 19,365,035 shares issued
at September 30, 2010 and 2009, respectively	195	194
Additional paid-in capital	178,634	176,879
Accumulated deficit	(94,369)	(132,490)
Treasury stock, at cost; 4,577,163 and 4,453,347 shares
at September 30, 2010 and 2009, respectively	(9,573)	(9,161)
Total stockholders' equity	74,887	35,422
Total liabilities and stockholders' equity	$81,551	$40,325

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year Ended September 30,
	2010	2009	2008

Revenue
Net product sales	$19,895	$24,754	$45,933
Service revenue	27,459	22,440	20,221
Total revenue	47,354	47,194	66,154

Cost of sales
Net product cost of sales	16,413	18,270	31,805
Service cost of revenue	10,964	9,953	9,817
Total cost of revenues	27,377	28,223	41,622

Gross margin	19,977	18,971	24,532

Operating expenses
Engineering and development expenses	4,562	4,783	5,171
Selling and marketing expenses	5,935	6,549	7,209
General and administrative expenses	6,119	5,610	6,487
Total operating expenses	16,616	16,942	18,867

Income from operations	3,361	2,029	5,665
Other income, net	394	321	436
Income from continuing operations before income taxes	3,755	2,350	6,101
Provision (benefit) for income taxes	(34,366)	65	-
Income from continuing operations	38,121	2,285	6,101
Loss from discontinued operations, net of taxes	-	(419)	(7,480)
Net income (loss)	$38,121	$1,866	$(1,379)

Income (loss) per common share:
Basic
Continuing operations	$2.55	$0.13	$0.32
Discontinued operations	$-	$(0.02)	$(0.39)
Net income (loss)	$2.55	$0.11	$(0.07)

Diluted
Continuing operations	$2.49	$0.13	$0.32
Discontinued operations	$-	$(0.02)	$(0.39)
Net income (loss)	$2.49	$0.11	$(0.07)

Weighted average number of common shares outstanding:
Basic	14,926,145	17,125,601	19,145,132
Diluted	15,320,011	17,205,307	19,145,132

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock and Additional Paid-In Capital					Total
			Accumulated	Treasury Stock		Stockholders'
	Amount	Shares	Deficit	Amount	Shares	Equity

Balance at September 30, 2007	$171,343	18,524	$(132,977)	$-	-	$38,366

Comprehensive income:
Net loss for the year ended September 30, 2008	-	-	(1,379)	-	-	(1,379)
Stock based compensation expense	1,653	-	-	-	-	1,653
Stock options exercised	1,807	412	-	-	-	1,807
Warrants exercised	795	395	-	-	-	795
Restricted stock award	52	13	-	-	-	52
Treasury stock purchased	-	-	-	(1,127)	(383)	(1,127)

Balance at September 30, 2008	175,650	19,344	(134,356)	(1,127)	(383)	40,167

Comprehensive income:
Net income for the year ended September 30, 2009	-	-	1,866	-	-	1,866
Stock based compensation expense	1,161	-	-	-	-	1,161
Stock options exercised	23	14	-	-	-	23
Restricted stock units awarded	239	-	-	-	-	239
Restricted stock units converted to common stock	-	7	-	-	-	-
Treasury stock purchased	-	-	-	(8,034)	(4,070)	(8,034)

Balance at September 30, 2009	177,073	19,365	(132,490)	(9,161)	(4,453)	35,422

Comprehensive income:
Net income for the year ended September 30, 2010	-	-	38,121	-	-	38,121
Stock based compensation expense	1,596	-	-	-	-	1,596
Stock options exercised	160	84	-	-	-	160
Treasury stock purchased	-	-	-	(412)	(124)	(412)

Balance at September 30, 2010	$178,829	19,449	$(94,369)	$(9,573)	(4,577)	$74,887

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended September 30,
	2010	2009	2008
Operating Activities:
Net income (loss)	$38,121	$1,866	$(1,379)
Add back loss from discontinued operations	-	(419)	(7,480)
Income from continuing operations	38,121	2,285	6,101
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	855	789	674
Amortization	293	282	-
Stock based compensation expense	1,611	1,384	1,705
Loss on disposal of operating assets	26	-	9
Deferred income taxes	(34,505)	-	-
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	533	368	12,819
Inventories	2,982	2,656	(6,507)
Prepaid expenses and other assets	(265)	826	(724)
Trade accounts payable	988	(1,252)	(6,913)
Accrued liabilities	208	(1,910)	(80)
Income taxes payable	36	25	-
Net cash provided by operating activities of continuing operations	10,883	5,453	7,084

Investing Activities:
Acquisition of property and equipment	(857)	(932)	(1,090)
Decrease in restricted cash	-	-	340
Purchase of business	-	(2,409)	-
Net cash used in investing activities of continuing operations	(857)	(3,341)	(750)

Financing Activities:
Proceeds from the exercise of stock options	160	23	1,807
Proceeds from the exercise of warrants	-	-	795
Payment of notes payable	-	(978)	-
Purchases of treasury stock, at cost	(412)	(8,034)	(1,127)
Net cash (used in) provided by financing activities of continuing operations	(252)	(8,989)	1,475

Cash Flows of Discontinued Operations
Net cash provided by operating activities of discontinued operations	-	3,519	2,799
Net cash provided by investing activities of discontinued operations	-	94	306
Net cash provided by discontinued operations	-	3,613	3,105

Net increase (decrease) in cash and cash equivalents	9,774	(3,264)	10,914

Cash and cash equivalents, beginning of period	17,904	21,168	10,254
Cash and cash equivalents, end of period	$27,678	$17,904	$21,168

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

1.  Description of Business

Telular Corporation ("Telular") designs, develops and distributes products and services that utilize wireless networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings combine Telular’s historical competency in developing cellular networking electronics with the data transport capabilities of commercial wireless networks in order to create information networking solutions.

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of Telular and its wholly owned subsidiaries, Telular-Adcor Security Products, Inc., Telular International, Inc and TankLink Corporation. All intercompany balances and transactions have been eliminated.

Revenue Recognition
Telular’s revenue is primarily generated from three sources:
•	The sale of hardware units, under non-recurring agreements;
•	The provision of monitoring services, under recurring agreements; and,
•	The provision of ancillary services such as installation and non-warranty repairs and royalty revenue.

Revenue is recognized when persuasive evidence of an agreement exists, the hardware unit or the service has been delivered, fees and prices are fixed and determinable and collectability is probable when all other significant obligations have been fulfilled.

Telular recognizes revenue and associated costs from hardware unit sales at the time of shipment of products which is when title transfers. Hardware unit discounts are recorded as a reduction in revenue in the same period that the revenue is recognized.  Telular offers customers the right to return hardware units that do not function properly within a limited time after delivery, see Warranty section below. Telular continuously monitors and tracks such hardware unit returns and records a provision for the estimated amount of such future returns, based on historical experience.  While such returns have historically been within expectations, Telular cannot guarantee that it will continue to experience the same return rates that it has experienced in the past.  Any significant increase in hardware unit failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize.

Monitoring service revenue is recognized at the time the service is provided.  Payments received in advance of providing monitoring services are deferred and recognized over the period in which the service is delivered.  Costs associated with providing the monitoring service are recorded when the service is provided

Telular recognizes ancillary service revenues when the service is delivered.  Costs associated with these services are recorded in the period the service is delivered. Royalty revenue, which is based on a percentage of sales by the licensee, is estimated by Telular, based upon historical data provided by the licensee, in the period in which management estimated the sales have taken place.  Telular periodically reconciles these estimates to the actual payments received from the licensee, adjusting revenue accordingly.  Historically, Telular’s estimates have not been materially different than the payments received from the licensee.

Telular’s revenues are recorded net of sales taxes.

Cash Equivalents
Cash equivalents consist of highly liquid investments that have original maturities of three months or less at the date of purchase.  Cash equivalents are stated at cost, which approximates fair value.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Financial Instruments
Financial instruments that potentially subject Telular to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The credit risks related to cash and cash equivalents are limited to Telular’s investments of cash in money market funds and the possibility that the per unit value of these funds may decline below $1.00. As of September 30, 2010 and 2009, the per unit value of these funds was $1.00

	September 30,
	2010	2009

Cash	$17,900	$3,023
Money market funds	9,778	14,881
Total cash and cash equivalents	$27,678	$17,904

At September 30, 2010 and 2009, the majority of Telular’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank, and are federally insured only up to $250. Telular regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments.  At September 30, 2010 Telular had no cash invested in U.S. Treasury Reserves and at September 30,  2009, Telular had approximately 12%, $2,148, of its cash and cash equivalents invested in U.S. Treasury Reserves. Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising Telular’s customer base. For international sales, Telular generally receives payment in advance of shipment or irrevocable letters of credit that are confirmed by U.S. banks to reduce its credit risk. Telular performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

Inventories and Reserve for Obsolescence
Inventories include purchased raw materials and finished goods purchased from contract manufacturers. Inventories are carried at the lower of cost or market and are charged to cost of sales based on first in, first out (FIFO) costing. Telular records a reserve for obsolete or excess inventory. Telular generally considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be in excess of needs. Telular also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies.

Goodwill and Intangibles
Goodwill represents the excess of cost over fair value of net assets of purchased businesses. Telular does not amortize goodwill. Telular evaluates the impairment of goodwill each year in the third quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on the fair value of the reporting unit.

Telular reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Telular evaluates recoverability of intangible assets by comparing the carrying amount of the intangible assets to future net undiscounted cash flows expected to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a discounted future cash flow analysis. If one or more of the following indicators of impairment have occurred, (see list below), Telular measures the impairment based on a projected discounted cash flow using a discount rate that incorporates the risk inherent in the asset.

Potential Impairment Indicators:
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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

On October 1, 2008, Telular purchased TankLink, formerly SupplyNet Communications, Inc. (see Note 19). Telular recorded goodwill of $1,116 as a result of the purchase.

Telular evaluated the impairment of goodwill in the third quarter of fiscal 2010 and 2009 as part of its annual review.  Based upon the goodwill impairment test, Telular determined that the goodwill of $3,159 was not impaired in fiscal 2010 and 2009.  Additionally, no triggering events occurred from the third quarter of fiscal 2010 and 2009 through year end.

Intangible assets consist of customer relationships, capitalized technology, licensing agreement, patents and trademarks. The customer relationships and capitalized technology were recorded as part of the acquisition of TankLink or purchased during the fiscal year. They were recorded at fair value and are being amortized over their estimated useful lives over a period of 24 months to 96 months, using the straight-line method. No indicators of impairment have occurred related to the intangible assets as of September 30, 2010 and 2009.

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line methods over the assets’ useful lives ranging from 3 to 10 years. Depreciation expense was $855, $789 and $674 for 2010, 2009 and 2008, respectively.

Income Taxes
Telular utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance if, based upon management’s estimates, it is more likely than not, that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances. Telular recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  Telular does not include interest and penalties related to income tax matters in income tax expense.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

The following table reconciles the dilutive effect of common stock equivalents:

	For the Year Ended September 30,
	2010	2009	2008
Common Shares:
Weighted average common shares outstanding	14,926,145	17,125,601	19,145,132
Dilutive effect of stock options	261,769	-	-
Dilutive effect of restricted stock units	132,097	79,706	-
Dilutive effect of warrants	-	-	-
Total	15,320,011	17,205,307	19,145,132

Income from continuing operations	$38,121	$2,285	$6,101
Loss from discontinued operations	-	(419)	(7,480)
Net Income (loss)	$38,121	$1,866	$(1,379)

Income (loss) per common share - basic:
Continuing operations	$2.55	$0.13	$0.32
Discontinued operations	$-	$(0.02)	$(0.39)
Net income (loss)	$2.55	$0.11	$(0.07)

Income (loss) per common share - diluted:
Continuing operations	$2.49	$0.13	$0.32
Discontinued operations	$-	$(0.02)	$(0.39)
Net income (loss)	$2.49	$0.11	$(0.07)
.
The following stock options and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share for the years ended September 30:

	For the Year Ended September 30,
	2010	2009	2008

Stock options	1,584,847	1,982,064	1,712,342
Warrants	50,000	2,523,425	2,523,425
	1,634,847	4,505,489	4,235,767

The weighted average exercise prices of the stock options for 2010, 2009 and 2008 were $4.04, $4.06 and $4.85, respectively.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Stock-Based Compensation
Telular has an officer and employee stock incentive plan and a non-employee director stock incentive plan (See Note 12).  Telular calculates the cost of restricted stock awards and restricted stock units at the fair market value of Telular’s common stock on the date of grant.  Telular calculates the cost of stock options grants based on their grant date fair value and recognizes these costs over the vesting period. The fair value of stock options granted and warrants issued is estimated at the grant date or issuance date using a Black-Scholes stock option valuation model. Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of Telular’s common stock, a risk-free interest rate, a dividend yield on Telular’s common stock and the expected term of the option.

Telular valued stock options granted using the Black-Scholes valuation method using the following assumptions for the years ended September 30:

	Twelve Months Ended September 30,
	2010	2009	2008

Volatility	67%	68%	70%
Expected term	4.0 yrs	4.0 yrs	4.0 yrs
Risk free interest rate	3.50%	3.77%	3.69% - 4.40%
Dividend yield	0.0%	0.0%	0.0%

Telular recognized stock-based compensation expense as follows for the years ended September 30:

	For the Year Ended September 30,
	2010	2009	2008

Stock based compensation:
Stock options	$1,295	$1,161	$1,653
Restricted stock	316	223	52
	$1,611	$1,384	$1,705

Fair Value of Financial Instruments
At September 30, 2010 and 2009, Telular’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.  The carrying values reported in the consolidated balance sheet for these financial instruments approximate their fair values.

Research and Development Costs
Research and development costs for the years ended September 30, 2010, 2009 and 2008, were $3,010, $2,974 and $4,448, respectively, and are included in engineering and development expense.

Shipping and Handling Costs
Shipping and handling costs of $349, $482, and $601 were included in cost of sales for the years ended September 30, 2010, 2009 and 2008, respectively.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Warranty
Telular provides warranty coverage for a period of 12 months on its tank monitoring equipment, 15 months on terminal products and 24 months on event monitoring products from the date of shipment.  A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.

The following table is a summary of Telular’s accrued warranty obligation for continuing operations.

	For the Year Ended September 30,
	2010	2009

Balance at the beginning of the period	$80	$96
Warranty expense during the period	387	349
Warranty payments made during the period	(372)	(365)
Balance at the end of the period	$95	$80

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting
Telular presents its consolidated financial statements as one reportable segment.  The determination of a single reporting segment was made under ASC 280, Segment Reporting, as substantially all of the Telular’s business operations have similar economic characteristics.

Reclassifications
As described in Note 20, the amounts in the accompanying Consolidated Balance Sheets, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows have been stated to reflect the discontinuance of the FCP segment.  Certain general and administrative expenses approximating $510 and $922 for fiscal years 2009 and 2008, respectively, have been reclassed to sales and marketing in the prior years to be consistent with the current year presentation.  These expenses relate to a department whose focus and activities have changed and are more properly associated with the sales function. Additionally, non-income business tax expenses have been reclassed from other income and expenses to general and administrative expenses in the prior years to be consistent with the current year presentation.

Recently Issued Accounting Pronouncements
In July 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The update provides financial statement users with greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. The objectives of the guidance is to enable financial statement users to be able to evaluate the nature of the credit risk inherent in the entity’s financing receivables, how that risk is analyzed in arriving at an allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. This guidance is effective for Telular’s first quarter in fiscal year 2011.  Telular does not anticipate the adoption of this update to have a significant impact on the results of operations or financial position.

In September 2010, the FASB issued authoritative guidance on the reporting of loans to participants by defined contribution pension plans. The update requires that loans to participants be classified as notes receivable from participants, segregated from plan investments, and measured at their unpaid principal balance plus any accrued but unpaid interest. The amendments in the update should be applied retrospectively to all prior periods presented and will be effective for Telular’s fiscal year 2011.  Telular does not anticipate the adoption of this update to have a significant impact on the financial statements of Telular’s 401(k) plan.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

3. Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services.  Trade accounts receivable, net of the allowance for doubtful accounts are as follows:

	September 30,
	2010	2009

Trade receivables	$7,073	$7,609
Less: allowance for doubtful accounts	(17)	(20)
	$7,056	$7,589

As of September 30, 2010 and 2009, a key VAR customer had a trade receivable balance outstanding past due of $3,781 and $2,516, respectively. Telular has executed a Security Agreement (the “Agreement”) with this customer.  Under the terms of the Agreement, Telular has a secured interest in all of the assets, personal property, fixtures, rights and interests of the customer.  The Agreement will remain in place for so long as there is an amount owed by the customer to Telular. Telular expects this customer to make payment in full within twelve months and, in lieu of enforcing this Agreement, Telular is charging this customer interest of 1% each month on outstanding trade receivable balances that are 30 days past due at the end of the month. Interest is accrued and included in the amounts due to Telular. Payments received from the customer are first applied to accrued interest and then to the oldest outstanding trade accounts receivable. As of September 30, 2010 and 2009, this customer had balances outstanding of $3,365 and $2,335, respectively, over 30 days past due.  Interest recorded in fiscal 2010 was $345, compared to $156 for fiscal 2009.

4. Inventories

Inventories consist of the following:

	September 30,
	2010	2009

Raw materials	$1,823	$2,144
Finished goods	3,406	5,750
	5,229	7,894
Less: reserve for obsolescence	(408)	(91)
	$4,821	$7,803

The reserve for obsolescence increased by $317 for older generation units that are no longer actively being marketed as Telular’s newer products have a lower production cost.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

5. Property and Equipment

Property and equipment consists of the following:

	September 30,
	2010	2009

Furniture and fixtures	$87	$87
Computer equipment	2,824	2,520
Machinery and equipment	3,350	3,243
Leasehold improvements	430	375
Product certification costs	382	284
	7,073	6,509
Less accumulated depreciation	(4,904)	(4,316)
Property and equipment, net	$2,169	$2,193

6. Goodwill and Intangible Assets

Goodwill as of September 30, 2010 and 2009 is as follows:

Balance at September 30, 2008	$2,043
Acquisition of TankLink	1,116
Impairment of goodwill	-
Balance at September 30, 2009	$3,159

Additional goodwill	-
Impairment of goodwill	-
Balance at September 30, 2010	$3,159

The goodwill associated with the purchase of TankLink is not deductible for income tax purposes.

As a result of purchasing TankLink on October 1, 2008, Telular recorded $1,620 of intangible assets in accordance with generally accepted accounting principles for business combinations.

In fiscal year 2010, Telular incurred $102 of costs related to new patents and trademarks.  These assets were not complete and therefore have not been amortized in fiscal year 2010.  Additionally, in fiscal 2010, Telular purchased a license agreement related to technology it uses in its products. Telular is amortizing these intangible assets over a period of 24 to 96 months. The balances as of September 30, 2010 and 2009 are as follows:

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

	Weighted Average	2010			2009
	Useful Life		Accumulated			Accumulated
	(in months)	Cost	Amortization	Net	Cost	Amortization	Net

Customer relationships	84.6	$1,230	$(366)	$864	$1,230	$(183)	$1,047
Developed technology	60.0	320	(128)	192	320	(64)	256
Tradename	24.0	70	(70)	-	70	(35)	35
Patents & Trademarks	60.0	102	-	102	-	-	-
License Agreement	75.0	150	(11)	139	-	-	-
Total intangible assets		$1,872	$(575)	$1,297	$1,620	$(282)	$1,338

Amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Fiscal Year
2011	$289
2012	290
2013	289
2014	148
2015	148
Thereafter	133
$1,297

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,
	2010	2009

Payroll and benefits expense	$1,544	$1,549
Other	1,329	978
	$2,873	$2,527

8. Line of Credit

On September 23, 2008 Telular entered into a new two year Loan and Security Agreement (the “New Agreement”) with SVB.  The New Agreement provides for a $5,000 base facility and an accordion option that permits Telular to obtain an additional $5,000. Borrowings under the New Agreement are secured by all of the assets of Telular and will be based on the level of eligible accounts receivable. Telular has the option under the loan to have interest calculated on SVB’s prime rate (with a floor of 5%) up to a maximum of prime plus 0.5% or calculated on the current LIBOR rate up to a maximum of LIBOR plus 3%.   In connection with the New Agreement, Telular recorded $49 as a loan origination fee which is being amortized over the term of the New Agreement.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

On September 23, 2010 Telular executed the First Amendment to the Loan and Security Agreement (the “First Amendment”) with SVB.  The First Amendment extends the terms and conditions of the New Agreement through December 23, 2010.  In connection with the First Amendment, Telular paid an amendment fee of $4 subsequent to September 30, 2010. As of September 30, 2010 and 2009, there were no borrowings outstanding under agreements.

Under the New Agreement and the First Amendment, Telular is required to comply with certain financial covenants such as maintaining certain levels of assets to liabilities and minimum levels of cash flow generation. As of September 30, 2010 and 2009, Telular had no outstanding borrowings and was in full compliance with all financial covenants.

9. Income Taxes

Telular’s has provided for income taxes based on U.S tax laws and rates. Deferred tax assets and liabilities are determined based on the difference between GAAP financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the fiscal years 2010, 2009 and 2008, income tax expense (benefit) consisted of the following:

	For the Year Ended September 30,
	2010	2009	2008
Current:
Federal	$106	$48	$-
State	33	17	-
Current income tax provision	139	65	-

Deferred:
Federal	(32,607)	-	-
State	(1,898)	-	-
Deferred income tax benefit	(34,505)	-	-
	$(34,366)	$65	$-

Telular recorded no tax provision in fiscal year 2008 due to the current year losses.  In fiscal 2009, Telular did not record a deferred tax provision because a full valuation allowance has been provided against the net deferred tax assets. In fiscal 2010, Telular determined that it was more likely than not that it would be able to recognize, in the future, the benefits of certain deferred tax assets.  Therefore, the valuation allowances associated with these deferred tax assets was reversed and a deferred tax benefit was recorded.

The provision for income taxes differs from the amount obtained by applying the statutory tax rate as follows for the years ended September 30:

	2010	2009	2008
Provision for income taxes at statutory rate	34.0%	34.0%	0.0%
Increases (decreases) in taxes resulting from:
Valuation allowance	-949.2%	-32.0%	0.0%
State taxes net of federal benefit	0.6%	0.6%	0.0%
Other	-0.6%	1.0%	0.0%
	-915.2%	3.6%	0.0%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

At September 30, 2010, Telular had net operating loss carryforwards (“NOLs”) of approximately $109,712 for income tax purposes that will begin expiring in fiscal 2011. Approximately $940 of the NOL relates to the exercise of stock options and represents an excess tax benefit that has not been included in the gross deferred tax asset reflected for net operating losses.

On October 1, 2007, Telular adopted ASC 740 (formerly FASB Interpretation (FIN 48) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109). The guidance prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions.  In the first step of the two-step process prescribed in the interpretation, Telular evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  In the second step, Telular measures the tax benefit at the percentage that is cummulatively greater than 50% likely of being realized upon ultimate settlement with the relevant tax authority. Accordingly, Telular has determined that there is a less than 50% likelihood that its research and development (R&D) tax credits would be sustained upon audit as Telular has not completed gathering the necessary documentation required by the taxing authority to substantiate the credit.  In fiscal years 2009 and 2008, Telular had a full valuation allowance against the deferred tax asset.  In fiscal 2010, Telular has eliminated this deferred tax asset because Telular does not plan on taking these credits on future tax returns. This has no impact on Telular’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Year Ended September 30,
	2010	2009	2008

Balance at beginning of year	$2,486	$2,834	$3,117

Reductions:
For expiring credits	-	(348)	(283)
For eliminated credits	(2,486)	-	-

Balance at end of year	$-	$2,486	$2,834

Telular does not include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes.  This policy did not change as a result of implementing FIN 48.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Telular’s deferred tax assets are as follows:

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

	September 30,
	2010	2009
Deferred tax assets:
Reserve for inventory obsolescence	$154	$32
Allowance for doubtful accounts	5	7
Fixed assets	-	6
Intangible assets	53	214
Research and development tax credits	-	2,486
Non-cash compensation	1,448	1,127
Alternative minimum tax credits	155	49
Accrued liabilities	176	229
Net operating loss carryforwards	43,972	44,422
Other	104	101
Total deferred tax assets	46,067	48,673

Deferred tax liabilities:
Intangible assets	(389)	(551)
Fixed assets	(45)	-
Production certification costs	(95)	(75)
Total deferred tax liabilities	(529)	(626)
Net deferred tax asset	45,538	48,047
Less valuation allowance	11,033	48,047
Net deferred tax assets	$34,505	$-

In fiscal 2009, Telular had provided a full valuation allowance on the deferred tax assets due to the uncertainty of their realizability. In fiscal 2010, Telular, as a result of three years of cumulative book tax income, analyzed the need for a full valuation allowance against its net deferred tax assets.  This analysis considered all available positive and negative evidence including Telular’s past operating results, the existence of cumulative losses and Telular’s forecast of future taxable income. In estimating future taxable income, Telular developed assumptions including the amount of future federal and state pre-tax operating income, the reversal of temporary differences, the utilization of net operating loss carryforwards to offset taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates Telular is using to manage the underlying business. As a result of this analysis, Telular determined that $34,505 of valuation allowance was not required and was reversed.  The remaining valuation allowance is primarily for federal and state NOLs that Telular anticipates will expire unutilized. In fiscal 2010, the valuation allowance decreased by $37,014, primarily due to the valuation allowance reversal and the expiration of unused NOLs.

In connection with accounting for stock-based compensation, Telular elected to follow the tax ordering laws to determine the sequence in which deduction, net operating loss carryforwards and tax credits are utilized.

Telular files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of September 30, 2010, Telular is no longer subject to U.S. federal examination by taxing authorities for years prior to 2007. Income tax returns for fiscal years 2007, 2008 and 2009 are still open for examination.  However, utilization of net operating loss carryforwards that were generated in years prior to 2007 may result in a prior tax year being open for IRS examination.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Telular has concluded Illinois, New York and Texas state audits for years 2004 through 2006.  Tax years 2007 through 2010 remain open to examination by multiple state taxing jurisdictions.

Telular also files sales and use tax returns in various states. Telular has concluded California and New York sales and use tax audits for the periods October 1, 2007 through September 30, 2010 and March 1, 2007 through February 28, 2010, respectively. Tax years 2007 through 2010 remain open to examination by multiple state taxing jurisdictions.

Based on Internal Revenue Code Section 382, changes in the ownership of Telular may limit the utilization of net operating loss carryforwards of Telular. Any limitation to the utilization of NOLs may result in the unused NOLs expiring and may require that Telular record an additional valuation allowance against its deferred tax assets.

10. Commitments

Telular occupies certain facilities and rents certain equipment under various operating lease agreements expiring at various dates through February 28, 2014. Telular leases office and warehouse facilities in Florida, Georgia and Illinois under operating leases that expire from December 2011 through February 2014. Many of the lease agreements include escalation clauses and only the Florida lease has the option to renew. Rent expense for continuing operations for the years ended September 30, 2010, 2009, and 2008 was $788, $875 and $690, respectively. Future minimum obligations for continuing operations under noncancelable operating leases are as follows:

Fiscal Year
2011	$751
2012	749
2013	507
2014	150
Thereafter	-
$2,157

On September 11, 2006, Telular entered into an agreement with Speedy-Tech Electronics Ltd. (Speedy) relating to the manufacturing of final assemblies of Telular’s products.  Either party may terminate the agreement upon 90 days prior written notice to the other party.  Under the agreement, Telular has the right to offset amounts due to Telular from Speedy against amounts owed to Speedy by Telular.  As of September 30, 2010, Telular had $1,897 in open purchase commitments pursuant to this agreement.

On January 5, 2009, Telular entered into an agreement with Creation Technologies Wisconsin Inc. (“Creation”) under which Creation will provide fulfillment services and manufacture final assemblies of certain of Telular’s products. Either party may terminate the agreement upon six months prior written notice to the other party. Under the agreement, Telular has the right to offset amounts due to it from Creation against amounts owed to Creation by Telular.  As of September 30, 2010, Telular had $2,412 in open purchase commitments with Creation.

11. Redeemable Preferred Stock and Preferred Stock

At September 30, 2010 and 2009, Telular had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

12. Capital Stock and Stock Options

In connection with a Loan and Security Agreement with Wells Fargo Business Credit Inc. ("Wells Fargo") entered into during fiscal year 2000 that was repaid on December 30, 2002, Telular issued warrants to Wells Fargo convertible into 50,000 shares of Telular’s Common Stock.  The warrants, which remain outstanding, have a strike price of $16.29 per share and do not have an expiration date.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

On July 25, 2008, Telular’s Board approved a plan to repurchase up to $5,000 of Telular’s common stock on the open market.  During fiscal 2008, 383,207 shares were repurchased at a cost of $1,127. In fiscal 2009, 1,725,283 shares were repurchased under the plan at a cost of $2,648.  Additionally, on June 19, 2009, Telular completed a modified “Dutch Auction” tender offer buying back 2,344,857 shares of common stock at a cost of $5,386. In fiscal 2010, 123,816 shares were repurchased under the plan at a cost of $412. Treasury stock is recorded at cost and is presented as a reduction to stockholders’ equity.

Telular has a Stock Incentive Plan, a 2008 Employee Stock Incentive Plan, and a Non-employee Director Stock Incentive Plan (collectively the Plans). Under the Plans, options to purchase shares of Common Stock may be granted to all officers, employees and non-employee directors. Stock options have been granted at exercise prices as determined by the Compensation Committee of the Board of Directors to officers, employees and non-employee directors of Telular pursuant to the Plans. These stock options vest immediately or over a period of up to three years. All stock options, if not exercised or terminated, expire either on the sixth or the tenth anniversary of the date of grant.  In addition, the Plans provide for the issuance of Common Stock or Common Stock equivalents to certain employees for their work related performance.

The following table summarizes the number of Common Shares reserved and available for issuance under the Plans at September 30, 2010:

		Available
	Reserved	to Issue
Stock Incentive Plan	3,450,000	375,564
2008 Employee Stock Incentive Plan	1,150,000	200,001
Non-employee Director Stock Incentive Plan	580,000	185,526

Telular issued restricted stock to its directors for their services of 13,165 shares in fiscal 2008. The restriction lapsed on September 30, 2008 and 13,165 shares of unrestricted common stock were issued. Telular issued 48,353 and 188,202 restricted stock units to its directors for their services in fiscal years 2010 and 2009, respectively. In fiscal 2009, 30,201 were cancelled when one of the directors retired before his units were vested and 7,550 units became vested and were converted to Telular’s common stock. The restricted stock units vest 12 months from the grant date but are not exercisable until the director terminates their position or if there is a change in Telular’s ownership.  Telular calculates the cost of restricted stock awards and restricted stock units as the fair market value of Telular’s common stock on the date of grant. Additionally, under the terms of the Restricted Stock Agreement (see Exhibit 10.7 to this Form 10K), holders of RSUs will receive a dividend equivalent unit each time a dividend is paid on Telular’s common stock.

 On June 30, 2010, it was determined that the RSU’s include a provision that permits the directors to select either a cash payment in lieu of issuance of common stock or the conversion of the RSU into common stock. The cash payment feature is limited to the fair value of the common stock as of the date of grant. This provision created a tandem award where there are in effect two awards included within the RSU. The first part of the award is the cash payment limitation, which is accounted for as a liability, and the second part of the award is accounted for as an option. Accordingly, Telular revised its accounting for the RSU’s to reclassify $324 of stock compensation expense previously identified in shareholders’ equity to reflect this liability. As a result of this revision, Telular recorded an additional non-cash compensation charge to operations of $115, which is included in the stock based compensation expenses related to stock options. Subsequent to June 30, 2010, the Board of Directors approved a modification to the RSU agreement eliminating the cash payment provision. The modification eliminated the liability that was previously associated with the cash payment option and valued the RSUs as a new grant.  Telular recorded a non-cash compensation charge of $90 to operations in the fourth quarter of fiscal 2010 for the new grant and will record $124 of non-cash compensation expense in fiscal 2011.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

The following table displays all stock option activity as of September 30, 2010 including stock options granted under the Plans and the Stock Option Agreements:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000's)	Price	(000's)	Price	(000's)	Price

Outstanding at beginning of the year	1,982	$4.06	1,712	$4.85	1,590	$4.67
Granted	505	3.98	490	1.52	916	5.81
Exercised	(84)	1.91	(14)	1.72	(411)	4.39
Canceled	(161)	5.25	(206)	4.73	(383)	6.88
Outstanding at end of the year	2,242	$4.04	1,982	$4.06	1,712	$4.85

The following table summarizes information about options outstanding at September 30, 2010:

		Weighted-	Outstanding		Exercisable
		Average	Weighted-		Weighted-
	Outstanding as of	Remaining	Average	Exercisable as of	Average
Range of	September 30, 2010	Contractual	Exercise	September 30, 2010	Exercise
Exercise Prices	(000's)	Life (in years)	Price	(000's)	Price

$1.48 - 3.00	761	4.36	$2.10	423	$1.99
3.01 - 4.10	651	3.78	3.55	584	3.57
4.11 - 6.62	575	4.12	5.51	338	5.85
6.63 - 9.75	255	3.09	7.78	185	7.73
	2,242	3.99	$4.04	1,530	$4.14

Stock option activity for 2010 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000's)	Price	Life (in years)	($000's)

Outstanding as of September 30, 2009	1,982	$4.06
Granted	505	3.98
Exercised	(84)	1.91
Canceled	(161)	5.25
Outstanding as of September 30, 2010	2,242	$4.04	3.99	$731

Exercisable as of September 30, 2010	1,530	$4.14	3.74	$453

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Total intrinsic value of options exercised for 2010, 2009 and 2008 was $83, $13 and $974 respectively. At September 30, 2010, the total compensation cost of non-vested awards not yet recognized was $675. The weighted-average period over which the total compensation cost of non-vested awards not yet recognized is expected to be 2.52 years as of September 30, 2010.

13. Major Customers

For the year ended September 30, 2010, Telular derived approximately $17,782 (38%) of its total revenues from one customer located in the United States, and trade accounts receivable from this customer totaled $549 at September 30, 2010.  For the year ended September 30, 2009, Telular derived approximately $20,981 (44%) of its total revenue from two customers located in the United States and for the year ended September 30, 2008, Telular derived approximately $28,868 (44%) of its total revenues from two customers located in the United States. Trade accounts receivable from these customers totaled $2,042 at September 30, 2009.

14. Export Sales

Telular exports its products to three regions around the world: Central American/Latin American (CALA), Europe/ Africa (EA) and Asia/Middle East (AME).  Export sales are summarized in the table below:

	2010			2009			2008
		Region's %	Export Sales		Region's %	Export Sales		Region's %	Export Sales
		of Total	as %		of Total	as %		of Total	as %
	Amount	Export Sales	of Total	Amount	Export Sales	of Total	Amount	Export Sales	of Total
Export Sales by Region
CALA	$537	76.28%	1.14%	$463	47.44%	0.98%	$8,574	91.52%	12.96%
EA	108	15.34%	0.23%	394	40.37%	0.84%	677	7.23%	1.02%
AME	59	8.38%	0.12%	119	12.19%	0.25%	117	1.25%	0.18%
	704	100.00%	1.49%	976	100.00%	2.07%	9,368	100.00%	14.16%

Domestic Sales	46,650		98.51%	46,218		97.93%	56,786		85.84%

Total Sales	$47,354		100.00%	$47,194		100.00%	$66,154		100.00%

15. Contingencies

Telular is involved in various legal proceedings that arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings will not have a material adverse effect on Telular’s consolidated results of operations, cash flows or financial position.

16. Employee Benefit Plan

Telular sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of Telular. Telular may match employee contributions on a discretionary basis.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Telular matched $129, $93 and $0 for the years ended September 30, 2010, 2009 and 2008, respectively. The matched amounts are included in operational expenses for Telular.

17. Supplemental Disclosures of Cash Flow Information

	For the Year Ended September 30,
	2010	2009	2008
Supplemental disclosure of cash flow information:
Interest paid	$-	$1	$2
Income taxes paid	$102	$40	$-

Restricted common stock awarded as director compensation -
0, 0 and 13,165 shares, respectively	$-	$-	$52
Restricted common stock units awarded as director compensation -
48,353, 158,001 and 0 units, respectively	$316	$239	$-

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

18. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2010 and 2009.

	Three months ended,
	December 31	March 31	June 30	September 30
Fiscal year 2010
Total revenues	$13,022	$11,356	$11,002	$11,974
Gross margin	5,216	4,615	4,988	5,158
Income from continuing operations	975	317	960	35,869
Loss from discontinued operations	-	-	-	-
Net income	975	317	960	35,869
Basic income per common share:
Continuing operations	$0.07	$0.02	$0.06	$2.41
Discontinued operations	$-	$-	$-	$-
Net income	$0.07	$0.02	$0.06	$2.41
Diluted income per common share:
Continuing operations	$0.06	$0.02	$0.06	$2.35
Discontinued operations	$-	$-	$-	$-
Net income	$0.06	$0.02	$0.06	$2.35
Fiscal year 2009
Total revenues	$10,775	$11,823	$12,351	$12,245
Gross margin	4,458	4,583	4,712	5,218
Income from continuing operations	117	138	596	1,434
Income (loss) from discontinued operations	-	160	(557)	(22)
Net income	117	298	39	1,412
Basic income (loss) per common share:
Continuing operations	$0.01	$0.01	$0.03	$0.09
Discontinued operations	$-	$0.01	$(0.03)	$0.00
Net income (loss)	$0.01	$0.02	$0.00	$0.09
Diluted income (loss) per common share:
Continuing operations	$0.01	$0.01	$0.03	$0.09
Discontinued operations	$-	$0.01	$(0.03)	$(0.00)
Net income (loss)	$0.01	$0.02	$0.00	$0.09

2010 Shares outstanding:
Basic	14,922,219	14,949,792	14,939,803	14,893,427
Diluted	15,334,271	15,469,497	15,325,862	15,272,315

2009 Shares outstanding:
Basic	18,768,494	17,810,746	17,036,738	14,900,353
Diluted	18,773,967	17,858,297	17,143,022	15,231,145

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

19. Business Combinations

On October 1, 2008, Telular acquired all of the outstanding common stock of TankLink Corporation (“TankLink”), formerly known as SupplyNet Communications, Inc. TankLink provides private label and branded tank monitoring solutions. Pursuant to the Merger Agreement, the final aggregate purchase price was $2,409 which consisted of: $964 in cash paid directly to shareholders of TankLink; $215 of cash paid directly to the shareholders during fiscal 2009 related to earn-outs, $851 temporary loan from Telular, which was forgiven; $290 of assumed liabilities and $89 in direct costs related to the acquisition. The purchase has been accounted for using the purchase method as required by the Business Combinations Topic of the FASB Accounting Standards Codification.

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumes at the date of acquisition:

Accounts receivable	$1,053
Inventories, net	452
Prepaid expenses and deposits	27
Property and equipment, net	34
Customer relationships	1,230
Developed technology	320
Tradename	70
Goodwill	1,116
Total assets acquired	4,302

Accounts payable	764
Accrued liabilities	71
Deferred revenue	80
Notes payable	978
Total liabilities assumed	1,893
Net assets acquired	$2,409

20. Discontinued Operations

During July 2007, Telular formulated a plan to sell the net assets of its Fixed Cellular Phone (“FCP”) segment and exit the cellular phone market.   As required by the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, Telular designated the assets and liabilities of this segment as “held for sale”. The assets and liabilities in this disposal group were measured at the lower of their carrying value or fair value less cost to sell and were separately identified in the Consolidated Balance Sheets at September 30, 2007.  During the third quarter of fiscal 2008, Telular determined it would be unable to secure a buyer of the FCP business unit.  As a result, Telular made a strategic decision to abandon the FCP business effective June 30, 2008.  As of September 30, 2010, all of the assets of the business have been disposed of or collected and there are no remaining liabilities.

The following table summarizes certain operating data net of taxes for discontinued operations for the years ended September 30:

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

	For the Year Ended September 30,
	2010	2009	2008

Revenues	$-	$1,597	$7,544
Cost of sales	-	1,877	11,252
Total operating expenses	-	139	3,772
Income (loss) from discontinued operations	$-	$(419)	$(7,480)

The following table summarizes the components of discontinued operations reported on the Consolidated Statements of Cash Flows for the years ended September 30:

	For the Year Ended September 30,
	2010	2009	2008
Operating Activities:
Loss from discontinued operations	$-	$(419)	$(7,480)
Adjustments to reconcile income (loss) to
net cash provided by (used in) operating activities:
Intangible assets impairment loss	-	-	1,098
Fixed asset impairment loss	-	-	613
Loss on disposal of fixed assets	-	32	1,083
Changes in assets and liabilities:
Assets of discontinued operations	-	4,583	9,930
Liabilities of discontinued operations	-	(677)	(2,445)
Net cash provided by operating activities	-	3,519	2,799
Investing Activities:
Sale of property and equipment	-	94	306
Net cash provided by (used in) investing activities	-	94	306
Cash provided by discontinued operations	$-	$3,613	$3,105

The following table summarizes the components of the assets and liabilities from discontinued operations reported in the Consolidated Balance Sheets as of September 30:

	September 30,
	2010	2009

Accrued liabilities	$-	$138
Total liabilities	$-	$138

Results from discontinued operations reflect directly attributable revenues, cost of sales, engineering expenses and selling and marketing expenses.  General and administrative expenses have not been allocated to discontinued operations because those expenses are general to the continuing operations of Telular and would not be expected to be eliminated or reduced as a result of disposing of the FCP segment.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

21. Subsequent Events

On November 4, 2010, Telular announced the declaration of two dividends.  A special one-time payment of $1.00 per share along with a regular quarterly dividend of $0.10 per share was paid on November 22, 2010 to shareholders of record at the close of business on November 15, 2010. The dividend was paid in cash and in additional RSUs, as required by the restricted stock agreement. The cash portion of the dividend was $16,373 and was paid to holders of Telular’s common stock on the record date.  Holders of RSUs, on the record date, received an additional 42,422 RSUs valued at $219. The effect on Telular’s financial statements was to reduce cash for $16,373, increase non-cash compensation for $219 and decrease equity for $16,592.

PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Telular maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Telular in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Telular’s management assesses the effectiveness of Telular’s internal; control over financial reporting using the criteria set forth by the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision-making regarding required disclosure. As of the end of the period covered by this report management carried out, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of Telular’s disclosure controls and procedures. See the discussion below for the results of the evaluation.

Management’s Report on Internal Control Over Financial Reporting
Telular’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Telular’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

For the year ended September 30, 2010, internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to amendments to Rule 2-02(f) of Regulation S-X that exempts Telular from this attestation requirement based on our status as a non-accelerated filer. We are required to provide only management’s report in this annual report on Form 10-K.

Telular has significant net deferred tax assets, primarily related to its NOLs.  Until 2010, all net deferred tax assets had a full valuation allowance against them.   In the fourth quarter of fiscal 2010, management made the determination that there were three years of cumulative taxable loss though through fiscal 2010, and accordingly, management believed that it would not have to assess the potential reversal of these valuation allowances until fiscal 2011 when it expected to have three years of cumulative taxable income.  Telular’s independent auditor informed management that this was an incorrect assessment; that management should have considered three years of cumulative book tax income in order to make a determination regarding the reversal of any net deferred tax asset valuation allowances rather than three years of cumulative taxable income along with other positive and negative evidence.

Due to the incorrect initial assessment, management concluded that Telular had a material weakness relating to its failure to properly analyze how and when to assess the reversal of the valuation allowances for its net deferred tax assets. As a result of these determinations, the Chief Executive officer and the Chief Financial Officer concluded as of September 30, 2010, that Telular’s disclosure controls and procedures were not effective. This error did not affect sales, operating expenses or cash flows. However, the error did result in an initial understatement of the amount of the valuation allowances to reverse and affected the deferred income tax provision resulting in an understatement of net income for the fiscal year 2010. Additional procedures relating to accounting for income taxes were required to be performed to enable management to conclude that the consolidated financial statements were prepared in accordance with U.S. GAAP.

Plan for Remediation of the Material Weakness
To remediate the material weakness described above and to enhance our internal control over financial reporting, beginning when we identified this material weakness during the quarter ended December 31, 2010, management immediately began taking steps to enhance its established policies and procedures regarding the calculation and review of Telular’s income tax provision.  These steps include: (1) increasing the involvement of the national accounting firm (the “Tax Advisor”) that assists with the review of Telular’s quarterly and the annual income tax provision; (2) reassessing the appropriateness of the technical resources assigned to our account; (3) assessing the need for increased technical references; and (4) regularly preparing a detailed income tax provision on a monthly basis until it can be established that the controls are functioning properly. Management has begun to adopt these measures and expects that the remediation of the material weakness will be completed in the first quarter of fiscal 2011.

Changes in Internal Control Over Financial Reporting
Except as otherwise discussed below, there were no significant changes in Telular’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, Telular’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF TELULAR

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Election of Directors in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 1, 2011, which is incorporated herein.

The Directors’ names and occupations are listed in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 1, 2011. Names and information about executive officers are provided in Item 1 of this filing.

Telular has adopted a Code of Ethics for Senior Financial Officers that covers the principal executive officer, the principal financial officer and the principal accounting officer. This Code is available on Telular’s website at www.telular.com/profile/codes.asp. or a copy can be obtained free of charge by mailing a request to Telular’s headquarters at 311 South Wacker Drive, Suite 4300, Chicago, Illinois 60606-6622.

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 1, 2011, which is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 1, 2011, which is incorporated herein.

Further, for the information required by Item 201(d) of Regulation S-K, reference is made to the information contained under the caption “Option Exercise and Fiscal Year-End Option Values” in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 1, 2011, which is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Transactions in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 1, 2011, which is incorporated herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Independent Public Accountants in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 1, 2011, which is incorporated herein.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.
The following financial statements are included in Part II, Item 8 of this Form 10-K.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2010 and 2009
Consolidated Statements of Operations for the years ended September 30, 2010, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

2.
The following financial statement schedule, Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2010, 2009 and 2008 is filed as part of this report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this annual report.

Schedule II – Valuation and Qualifying Accounts

		Charged
	Balance at	to Costs		Charged				Balance at
	Beginning	and		to Other				End of
Description	of Period	Expenses		Accounts		Deductions		Period

Period Ended September 30, 2010
Accumulated amortization of intangible assets	$282	$293		$-		$-		$575
Valuation allowance of deferred tax asset	48,047	-		-		(37,014)	(8)	11,033
Reserve for inventory obsolescence	91	344		-		(27)	(3)	408
Allowance for doubtful accounts	20	19		-		(22)	(4)	17

Period Ended September 30, 2009
Accumulated amortization of intangible assets	$-	$282	(1)	$-		$-		$282
Valuation allowance of deferred tax asset	57,490	-		-		(9,443)	(2)	48,047
Reserve for inventory obsolescence	84	(43)		195	(5)	(145)	(3)	91
Allowance for doubtful accounts	39	19		-		(38)	(4)	20

Period Ended September 30, 2008
Accumulated amortization of intangible assets	$6,105	$1,098	(6)	$-		$(7,203)	(7)	$-
Valuation allowance of deferred tax asset	57,153	337	(2)	-		-		57,490
Reserve for inventory obsolescence	551	19		-		(486)	(3)	84
Allowance for doubtful accounts	40	61		-		(62)	(4)	39

(1)	Amount represents the amortization of intangible assets related to the acquisition of TankLink on October 1, 2008.
(2)	Amount represents the change in the valuation amount for deferred taxes due principally to the origination and utilization of net operating loss carryforwards. The valuation amount reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes  and the amounts used for income tax purposes.

(3)	Inventory disposed.
(4)	Accounts receivable written-off.
(5)	Amount represents the opening balance of TankLink's reserve for inventory obsolescence at date of acquisition.
(6)	Amortization of intangibles includes impairment charges. All charges are included in loss from discontinued operations.
(7)	Intangible assets related to the discontinued operations were fully written off when that business unit was abandoned during the third quarter of fiscal 2008.
(8)
Amount represents the change in the valuation amount for deferred taxes due principally to the reversal of the valuation allowance as a result of Telulars' anticipated utilization of net operating loss carryforwards in future periods.

3.	Exhibits

Number	Description	Reference

3.1	Certificate of Incorporation	Filed as Exhibit 3.1 to Registration Statement No. 33-72096 (the Registration Statement)

3.2	Amendment No. 1 to Certificate of Incorporation	Filed as Exhibit 3.2 to the Registration Statement

3.3	Amendment No. 2 to Certificate of Incorporation	Filed as Exhibit 3.3 to the Registration Statement

3.4	Amendment No. 3 to Certificate of Incorporation	Filed as Exhibit 3.4 to Form 10-Q filed February 16, 1999

3.5	Amendment No. 4 to Certificate of Incorporation	Filed as Exhibit 3.5 to Form 10-Q filed February 16, 1999

3.6	By-Laws	Filed as Exhibit 3.4 to the Registration Statement

4.1	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock	Filed as Exhibit 99.2 Form 8-K filed April 25, 1997

10.1	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between Telular and Larry J. Ford	Filed as Exhibit 10.42 to Form 10-K filed December 21, 2001

10.2	Telular Corporation Non-employee Directors’ Stock Incentive Plan	Filed as Exhibit 10.22 to Form 10-Q filed February 14, 2003

10.3	Employment Agreement with Joseph A. Beatty dated December 14, 2007	Filed as Exhibit 10.1 to Form 8-K filed December 19, 2007

10.4	Retention and Severance Agreement with Jonathan M. Charak dated March 17, 2008	Filed as Exhibit 10.1 to Form 8-K filed on March 19, 2008

10.5	Retention and Severance Agreement with George S. Brody dated July 29, 2008	Filed as Exhibit 10.1 to Form 8-K Filed on August 4, 2008

10.6	Form of Nonqualified Stock Option Plan Agreement Pursuant to the Telular Stock Incentive Plans	Filed herewith

10.7	Form of Telular Corporation Restricted Stock Unit Agreement	Filed herewith

10.8	First Amended and Restated Non-Employee Director Stock Incentive Plan	Filed as Appendix A to Schedule 14A Filed on December 24, 2007

10.9	2008 Employee Stock Incentive Plan	Filed as Appendix B to Schedule 14A Filed on December 24, 2007

10.10	First Amended and Restated 2008 Employee Stock Incentive Plan	Filed as Appendix A to Schedule 14A Filed on December 18, 2009

10.11	Second Amended and Restated Non-Employee Director Stock Incentive Plan	Filed as Appendix B to Schedule 14A Filed on December 18, 2009

21	Subsidiaries of Registrant	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

23.2	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

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

Telular Corporation

Date: December 14, 2010	By:	/s/ JOSEPH A. BEATTY
Joseph A. Beatty
President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH A. BEATTY	President, Chief Executive	December 14, 2010
Joseph A. Beatty	Officer and Director

/s/ JONATHAN M. CHARAK	Senior Vice President,	December 14, 2010
Jonathan M. Charak	Chief Financial Officer and Secretary

/s/ ROBERT L. DEERING	Chief Accounting Officer	December 14, 2010
Robert L. Deering

/s/ LARRY J. FORD	Chairman of the Board	December 14, 2010
Larry J. Ford

/s/ LAWRENCE S. BARKER	Director	December 14, 2010
Lawrence S. Barker

/s/ BETSY J. BERNARD	Director	December 14, 2010
Betsy J. Bernard

/s/ BRIAN J. CLUCAS	Director	December 14, 2010
Brian J. Clucas

/s/ JEFFREY JACOBOWITZ	Director	December 14, 2010
Jeffrey Jacobowitz

/s/ M. BRIAN MCCARTHY	Director	December 14, 2010
M. Brian McCarthy

Exhibit Index

Number	Description	Reference

10.6	Form of Nonqualified Stock Option Plan Agreement Pursuant to the Telular Stock Incentive Plans	Filed herewith

10.7	Form of Telular Corporation Restricted Stock Unit Agreement	Filed herewith

21	Subsidiaries of Registrant	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

23.2	Consent of Ernst & Young LLP	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith