Form 10-Q
period 2010-12-31
TELULAR CORP
filed 2011-02-14
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended December 31, 2010

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
Yes☐      No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes☐      No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐     No☐

The number of shares outstanding of the Registrant's common stock, par value $.01, as of January 31, 2011, the latest practicable date, was 14,995,390 shares.

TELULAR CORPORATION

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,828	$27,678
Trade accounts receivable, net	7,781	7,056
Inventories, net	4,314	4,821
Deferred taxes	352	336
Prepaid expenses and other current assets	495	290
Total current assets	23,770	40,181

Property and equipment, net	2,187	2,169
Other assets:
Goodwill	3,159	3,159
Intangible assets, net	1,229	1,297
Long term deferred taxes	34,421	34,698
Other	46	47
Total other assets	38,855	39,201
Total assets	$64,812	$81,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$2,875	$3,201
Accrued liabilities	1,769	2,873
Income taxes payable	-	61
Total current liabilities	4,644	6,135

Long term deferred taxes payable	485	529
Total liabilities	5,129	6,664

Stockholders' equity:
Common stock; $.01 par value; 75,000,000 shares authorized;
19,572,553 and 19,449,052 shares issued at December 31, 2010
and September 30, 2010, respectively	196	195
Additional paid-in capital	179,631	178,634
Dividends	(16,592)	-
Accumulated deficit	(93,979)	(94,369)
Treasury stock, at cost; 4,577,163 shares
at December 31, 2010 and September 30, 2010, respectively	(9,573)	(9,573)
Total stockholders' equity	59,683	74,887
Total liabilities and stockholders' equity	$64,812	$81,551

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended December 30,
	2010	2009

Revenue
Net product sales	$4,770	$6,568
Service revenue	7,320	6,454
Total revenue	12,090	13,022

Cost of sales
Net product cost of sales	3,665	5,205
Service cost of sales	2,836	2,601
Total cost of sales	6,501	7,806

Gross margin	5,589	5,216

Operating expenses
Engineering and development expenses	1,194	1,254
Selling and marketing expenses	1,798	1,614
General and administrative expenses	2,086	1,450
Total operating expenses	5,078	4,318

Income from operations	511	898
Other income, net	121	98
Net income before income taxes	632	996
Provision for income taxes	242	21
Net income	$390	$975

Income per common share:
Basic	$0.03	$0.07
Diluted	$0.02	$0.06

Weighted average number of common shares outstanding:
Basic	14,923,359	14,922,219
Diluted	15,677,326	15,334,272

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)
(Unaudited)

	Common Stock and Additional Paid-In Capital						Total
							Stock-
				Accumulated	Treasury Stock		holders'
	Amount	Shares	Dividends	Deficit	Amount	Shares	Equity

Balance at September 30, 2010	$178,829	19,449	$-	$(94,369)	$(9,573)	(4,577)	$74,887

Comprehensive income:
Net income	-	-	-	390	-	-	390

Stock based compensation expense	210	-	-	-	-	-	210
Stock options exercised	94	31	-	-	-	-	94
Stock awards issued	475	92	-	-	-	-	475
Dividends paid	-	-	(16,373)	-	-	-	(16,373)
Dividend equivalent units issued	219	-	(219)	-	-	-	-

Balance at December 31, 2010	$179,827	19,572	$(16,592)	$(93,979)	$(9,573)	(4,577)	$59,683

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2010	2009
Operating Activities:
Net income	$390	$975
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	235	211
Amortization	72	71
Stock based compensation expense	685	378
Loss on disposal of operating assets	1	14
Deferred income taxes	217	-
Changes in assets and liabilities:
Trade accounts receivable	(725)	285
Inventories	507	1,044
Prepaid expenses and other assets	(208)	(182)
Trade accounts payable	(326)	852
Accrued liabilities	(1,104)	(612)
Income taxes payable	(41)	(16)
Net cash (used in) provided by operating activities	(297)	3,020

Investing Activities:
Acquisition of property and equipment	(254)	(194)
Net cash used in investing activities	(254)	(194)

Financing Activities:
Proceeds from the exercise of stock options	74	40
Payment of dividends	(16,373)	-
Net cash (used in) provided by financing activities	(16,299)	40

Net (decrease) increase in cash and cash equivalents	(16,850)	2,866

Cash and cash equivalents, beginning of period	27,678	17,904
Cash and cash equivalents, end of period	$10,828	$20,770

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited, in thousands, except share data)

1.             Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2011. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

2.            Summary of Significant Accounting Policies

Financial Instruments
Financial instruments that potentially subject Telular Corporation (“Telular”) to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The credit risks related to cash and cash equivalents are limited to Telular’s investments of cash in money market funds and the possibility that the per unit value of these funds may decline below $1.00.  As of December 31, 2010 and September 30, 2010, the per unit value of these funds was $1.00.

	December 31,	September 30,
	2010	2010

Cash	$10,745	$17,900
Money market funds	83	9,778
Total cash and cash equivalents	$10,828	$27,678

At December 31, 2010 and September 30, 2010, the majority of Telular’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank, and are federally insured only up to $250. Telular regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments.  Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising Telular’s customer base. For international sales, Telular generally receives payment in advance of shipment and irrevocable letters of credit that are confirmed by U.S. banks to reduce its credit risk. Telular performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible. In determining the fair value of its financial instruments, Telular uses Level 1 guidance in which quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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

The following table reconciles the dilutive effect of common stock equivalents:

	Three Months Ended December 31,
	2010	2009
Common Shares:
Basic weighted average common shares outstanding	14,923,359	14,922,219
Dilutive effect of stock options	523,082	264,485
Dilutive effect of restricted stock units	230,885	147,568
Dilutive effect of warrants	-	-
Total	15,677,326	15,334,272

Net Income	$390	$975

Income per common share:
Basic	$0.03	$0.07
Diluted	$0.02	$0.06

The following stock options and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share:

	Three Months Ended December 31,
	2010	2009

Stock options	752,904	1,529,246
Restricted stock units	-	-
Warrants	50,000	2,326,235
	802,904	3,855,481

Stock Based Compensation
Telular has Stock Incentive Plan, a 2008 Employee Stock Incentive Plan and a Non-Employee Director Stock Incentive Plan. The cost of stock options granted is calculated based on their grant date fair value and recognized over the vesting period.  The fair value of stock options granted and warrants issued is estimated at the grant date or issuance date using a Black-Scholes stock option valuation model.  Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of Telular’s common stock, a risk-free interest rate, a dividend yield on Telular’s common stock and the expected term of the option.

In connection with the announcement of a special cash dividend in the first quarter of fiscal 2011, the Compensation Committee of Telular’s Board of Directors approved the distribution of a special compensation award to be distributed to the current employee and director holders of Telular’s stock options.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited, in thousands, except share data)

The purpose of this award was to compensate such holders for the loss in value associated with the special cash dividend that was distributed.  The amount of this special bonus was $1,136, of which $661 was paid in cash and $475 was paid in Telular common stock.

Telular recognized stock-based compensation expenses as follows:

	Three Months Ended December 31,
	2010	2009

Stock based compensation:
Stock options	$117	$367
Restricted stock	93	11
Common stock	475	-
	$685	$378

Warranty
Telular provides warranty coverage for a period of 12 months on its tank monitoring equipment, 15 months on terminal products and 24 months on event monitoring products from the date of shipment.  A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.

The following table is a summary of Telular’s accrued warranty obligations:

	Three Months Ended December 31,
	2010	2009

Balance at the beginning of the period	$95	$80
Warranty expense during the period	46	84
Warranty payments made during the period	(56)	(80)
Balance at the end of the period	$85	$84

Segment Reporting
Telular presents its consolidated financial statements as one reportable segment.  The determination of a single reporting segment was made under ASC 280, Segment Reporting, as substantially all of Telular’s business operations have similar economic characteristics.

Dividends and Common Stock Issued
On November 4, 2010, the Board of Directors approved a special one-time cash dividend of $1.00 per share of commons stock and a regular quarterly dividend of $0.10 per share of common stock, both of which were paid on November 22, 2010 to shareholders of record on November 15, 2010.  In connection with the distribution of the dividends, Telular issued dividend equivalent units (“DEUs”) to director holders of restricted stock units (“RSUs”) at a total value of $219. The DEUs were then converted to RSUs at a per- unit value of $5.16, which represented the average of the high and low selling prices of Telular common stock traded on the dividend payment date of November 22, 2010. Telular used $16,373 for the cash dividend and issued 42,422 RSUs.

Recently Issued Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance by eliminating an entity’s ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired.  Under Topic 350, Goodwill and Other Intangible Assets, testing for goodwill impairment is a two-step test.  In Step 1, an entity must assess whether the carrying amount of a reporting unit exceeds its fair value.  If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of the impairment, Step 2. This guidance is effective for Telular’s second quarter of fiscal 2011.  Telular does not anticipate the adoption of this update to have a significant impact on the results of operations or its financial position.

In December 2010, the FASB issued authoritative guidance on the disclosure of supplementary pro forma information for business combinations.  Topic 805, Business Combinations, requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been of the beginning of the annual reporting period.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited, in thousands, except share data)

If comparable financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  Telular anticipates adopting this guidance in the second quarter of fiscal 2011 and will apply it to the asset purchase of the SmartTank business line of SmartLogix, Inc.  Telular does not anticipate the adoption of this update to have a significant impact on the results of operations or on its financial position.

3.            Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit.  An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services.  Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	December 31.	September 30,
	2010	2010

Trade receivables	$7,810	$7,073
Less: allowance for doubtful accounts	(29)	(17)
	$7,781	$7,056

4.            Inventories

Inventories consist of the following:

	December 31.	September 30,
	2010	2010

Raw materials	$1,819	$1,823
Finished goods	2,888	3,406
	4,707	5,229
Less: reserve for obsolescence	(393)	(408)
	$4,314	$4,821

The reserve for obsolescence decreased by $15 as a result of disposing of parts that were no longer being used for the production of current finished goods.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited, in thousands, except share data)

5.             Property and Equipment

Property and equipment consists of the following:

	December 31.	September 30,
	2010	2010

Furniture and fixtures	$87	$87
Computer equipment	2,946	2,824
Machinery and equipment	3,443	3,350
Leasehold improvements	440	430
Product certification costs	409	382
	7,325	7,073
Less accumulated depreciation	(5,138)	(4,904)
Property and equipment, net	$2,187	$2,169

6.            Goodwill and Intangible Assets

Goodwill as of December 31, and September 30, 2010 was $3,159, of which $1,116 relates to the purchase of TankLink. Telular evaluates the fair value and recoverability of the goodwill annually during Telular’s third quarter or whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. During the first quarter of fiscal 2011, there were no events or changes in circumstance that would indicate that the carrying value of goodwill may not be recoverable.

As a result of purchasing TankLink on October 1, 2008, Telular recorded $1,620 of intangible assets in accordance with generally accepted accounting principles for business combinations.

Telular incurred $102 of costs related to patents and trademarks in fiscal year 2010, and an additional $4 of costs in fiscal year 2011.  The costs related to the trademark are complete and are being amortized beginning in fiscal year 2010.  The patent costs are not complete, and therefore have not yet been amortized.  Additionally, in fiscal year 2010, Telular purchased a license agreement related to technology it uses in its products.

Telular is amortizing these intangible assets over a period of 24 to 96 months.  The balances are as follows:

	Weighted Average	December 31, 2010			September 30, 2010
	Useful Life		Accumulated			Accumulated
	(in months)	Cost	Amortization	Net	Cost	Amortization	Net

Customer relationships	84.6	$1,230	$(412)	$818	$1,230	$(366)	$864
Developed technology	60.0	320	(144)	176	320	(128)	192
Tradename	24.0	70	(70)	-	70	(70)	-
Patents & Trademarks	60.0	106	(4)	102	102	-	102
License Agreement	75.0	150	(17)	133	150	(11)	139
Total intangible assets		$1,876	$(647)	$1,229	$1,872	$(575)	$1,297

Telular reviews for the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  There were no events or changes in circumstances during the three months ended December 31, 2010 that would indicate that the carrying amount of intangibles may not be recovered.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited, in thousands, except share data)

7.             Income Taxes

Telular has provided for income taxes based on U.S tax laws and rates. Deferred tax assets and liabilities are determined based on the difference between GAAP financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the three months ended December 31, 2010 and 2009, income tax expense consisted of the following:

	For the Three Months Ended December 31,
	2010	2009
Current:
Federal	$17	$17
State	8	4
Current income tax provision	25	21

Deferred:
Federal	195	-
State	22	-
Deferred income tax provision	217	-
	$242	$21

Telular provided no deferred tax provision for the three months ended December 31, 2009 because a full valuation allowance had been provided against the net deferred tax assets. In the fourth quarter of fiscal year 2010, Telular determined that it was more likely than not that it would be able to recognize, in the future, the benefits of certain deferred tax assets.  Therefore, the valuation allowances associated with these deferred tax assets were reversed and a deferred tax asset was recorded.

The provision for income taxes differs from the amount obtained by applying the statutory rate as follows for the three month periods ended December 31:

	2010	2009
Provision for income taxes at statutory rate	34.0%	34.0%
Increases (decreases) in taxes resulting from:
Valuation allowance	0.0%	-32.8%
State taxes net of federal benefit	3.1%	0.3%
Other	1.2%	0.6%
	38.3%	2.1%

Telular recorded a tax provision of $242 for the three months ended December 31, 2010 as compared to a tax provision of $21 for the three months ended December 31, 2009, representing effective tax rates of 38.3% and 2.1%, respectively. The difference between Telular’s effective tax rate and the 34% federal statutory rate in the current period is due primarily to the effect of state income tax provision. The difference between Telular’s effective tax rate and the 34% statutory rate for the three months ended December 31, 2009 is due primarily to the full allowance against the deferred tax asset associated with the Telular’s net operating loss carryforward.

Telular does not include interest and penalties related to income taxes, if any, including unrecognized tax benefits, within the provision for income taxes.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited, in thousands, except share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of Telular’s deferred tax assets are as follows:

	December 31,	September 30,
	2010	2010
Deferred tax assets:
Reserve for inventory obsolescence	$148	$154
Allowance for doubtful accounts	10	5
Intangible assets	36	53
Non-cash compensation	1,499	1,448
Alternative minimum tax credits	173	155
Accrued liabilities	191	176
Net operating loss carryfowards	43,639	43,972
Other	110	104
Total deferred tax assets	45,806	46,067

Deferred tax liabilities:
Intangible assets	(380)	(389)
Fixed assets	(22)	(45)
Production certification costs	(83)	(95)
Total deferred tax liabilities	(485)	(529)
Net deferred tax asset	45,321	45,538
Less valuation allowance	11,033	11,033
Net deferred tax assets	$34,288	$34,505

Telular files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions.  As of October 1, 2010, Telular is no longer subject to U.S. federal examinations by taxing authorities for years prior to 2007. Income tax returns for fiscal years 2007, 2008 and 2009 are still open for examination. However, utilization of net operating loss carryforwards that were generated in years prior to 2007 may result in a prior tax year being open for IRS examination.

Based on Internal Revenue Code Section 382, changes in the ownership of Telular may limit the utilization of net operating loss carryforwards of Telular. Telular has determined, as of December 31, 2010, that there are no limitations on the utilization of its net operating loss carryforwards.

8.	Line of Credit

On September 23, 2008 Telular entered into a two year Loan and Security Agreement (the “Loan Agreement”) with SVB.  The Loan Agreement provides for a $5,000 base facility and an accordion option that permits Telular to obtain an additional $5,000. Borrowings under the Loan Agreement are secured by all of the assets of Telular and will be based on the level of eligible accounts receivable. Telular has the option under the loan to have interest calculated on SVB’s prime rate (with a floor of 5%) up to a maximum of prime plus 0.5% or calculated on the current LIBOR rate up to a maximum of LIBOR plus 3%. In connection with the Loan Agreement, Telular recorded $49 as a loan origination fee which was amortized over the original two year term.

Prior to the expiration of the Loan Agreement on September 23, 2010, SVB approved a 90 day extension of the Loan Agreement through December 23, 2010, and then issued another 30 day extension through January 22, 2011.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited, in thousands, except share data)

As of December 31, 2010, Telular had no outstanding borrowings and was in full compliance with all financial covenants.

Effective on January 22, 2011, Telular executed an Amended and Restated Loan and Security Agreement with SVB (the “Amended Loan Agreement”).  Under the Amended Loan Agreement, the term was extended for a new two year period, and total maximum borrowings remain at $10 million.  Though many of the terms and conditions were unchanged, including the maximum interest rates, some key differences include the ability for Telular to borrow up to $7 million under a revolving line of credit, with the ability to convert up to $5 million of borrowings under the revolver into a three term loan.  Additionally, the amount available under the facility is no longer limited by the amount of eligible accounts receivable.  Instead, there are certain financial covenants that Telular must be in compliance with in order to borrow.  An $18 commitment fee was paid by Telular and will be amortized over the new term of the loan.

9.             Commitments

Telular has entered into agreements with Speedy-Tech Electronics Ltd. (“Speedy”) and Creation Technologies Wisconsin Inc. (“Creation”) to manufacture final assemblies of Telular’s products.  Creation also provides fulfillment services.  The agreement with Speedy may be terminated upon 90 days prior written notice to either party. The agreement with Creation may be terminated upon six months prior written notice to either party.  Under both agreements, Telular has the right to offset amounts due to Telular against amounts owed to the vendor by Telular.  As of December 31, 2010, Telular had $1,982 and $1,591 in open purchase commitments with Speedy and Creation, respectively.

10.           Major Customers

For the three months ended December 31, 2010 Telular derived approximately $4,691 (39%) of its total revenue from one customer located in the United States. For the three months ended December 31, 2009 Telular derived approximately $5,769 (44%) of its total revenues from two customers located in the United States.  Trade accounts receivable from the one customer totaled $248 at December 31, 2010 and $549 at September 30, 2010.

11.           Export Sales

Telular exports its products to three regions around the world:  Central America / Latin America (“CALA”), Europe / Africa (“EA”) and Asia / Middle East (“AME”).  Export sales are summarized in the tables below for the three months ended December 31:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2011 sales	$-	$-	$14	$14	$12,076	$12,090
Region's sales as % of
total export sales	0.00%	0.00%	100.00%	100.00%
Region's sales as % of
Total Company sales	0.00%	0.00%	0.12%	0.12%	99.88%	100.00%

Fiscal 2010 sales	$392	$37	$30	$459	$12,563	$13,022
Region's sales as % of
total export sales	85.40%	8.06%	6.54%	100.00%
Region's sales as % of
Total Company sales	3.01%	0.28%	0.23%	3.52%	96.48%	100.00%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited, in thousands, except share data)

12.          Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2010	2009
Supplemental disclosure of cash flow information:
Income taxes paid	$72	$37

Supplemental disclosure of non-cash investing and financing activities:
Dividend equivalent units awarded to holders of restricted common stock units -
42,422 and 0 shares, respectively	$219	$-

13.          Subsequent Events

Business Combinations
On January 7, 2011, Telular acquired the assets underlying the SmartTank line of business of SmartLogix, Inc. (“SmartLogix”), Telular’s largest value added reseller of TankLink tank monitoring solutions.  Telular also entered into a Sales and Service Agreement (“Service Agreement”) with SmartLogix.

Pursuant to the Asset Purchase Agreement (the “Agreement”), the preliminary aggregate purchase was $6,000 which consisted of: $1,628 of cash paid directly to owners of SmartLogix,  $4,484 pay down of the existing trade receivable balance due to TankLink from SmartLogix, and $112 of prepaid service fees and earn-outs.   Depending on future performance, Telular may be obligated to pay up to an additional $2,400 pursuant to an earn-out provision contained in the Asset Purchase Agreement.  Additionally, under the Agreement, Telular will purchase certain net working capital assets for cash, such as trade accounts receivables, inventory, leased monitoring equipment, trade accounts payable and deferred revenue.  The total preliminary value of the net working capital assets is approximately $678. Under the Service Agreement, Telular appointed SmartLogix as exclusive sales representative for the purpose of selling tank monitoring equipment to customers in the fuels and lubricants market. Pursuant to the terms in the Service Agreement, Telular will pay SmartLogix a 20% commission on gross product revenue. The initial term of the Service Agreement is two years and may be renewed for an additional year. The purchase will be accounted for using the purchase method in accordance with Accounting Standards Update: Business Combinations (Topic 805), (“ASU 805”).

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Accounts receivable	$438
Inventory	437
Leased monitoring equipment	94
Prepaid expenses	112
Goodwill and intangibles	7,388
Total assets acquired	8,469

Accounts payable	30
Deferred revenue	261
Accrued earn-out	1,500
Total liabilities assumed	1,791
Net assets acquired	$6,678

Pro forma revenues and earnings for the twelve month period ended September 30, 2010 are not yet available.

Line of Credit
Effective on January 22, 2011, Telular executed an Amended and Restated Loan and Security Agreement with SVB (the “Amended Loan Agreement”).  Under the Amended Loan Agreement, the term was extended for a new two year period, and total maximum borrowings remain at $10 million.  Though many of the terms and conditions were unchanged, including the maximum interest rates, some key differences include the ability for Telular to borrow up to $7 million under a revolving line of credit, with the ability to convert up to $5 million of borrowings under the revolver into a three term loan.  Additionally, the amount available under the facility is no longer limited by the amount of eligible accounts receivable.  Instead, there are certain financial covenants that Telular must be in compliance with in order to borrow.  An $18 commitment fee was paid by Telular and will be amortized over the new term of the loan.

Quarterly Dividend
On January 27, 2011, Telular’s Board of Directors declared a quarterly dividend of $0.10 per share on its common stock, payable February 21, 2011, to shareholders of record as of the close of business on February 14, 2011.  Telular estimates the cost of this dividend to will approximately $1,500 per quarter depending on the number of shares outstanding at the time of the dividend.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands except when referring to units)

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

Forward-looking statements are found throughout Management’s Discussion and Analysis, including for example, the discussion that follows the heading “outlook”.  You should not place undue reliance on forward-looking statements, which speak only as of the date of this report. Except as required by law, Telular is not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events. Other risks and uncertainties are discussed in Item 1A of this Quarterly Report on Form 10-Q.

Introduction

Telular develops products and services that utilize wireless networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings are created through Telular’s historical competence in developing cellular electronics along with utilizing the data transport capabilities of today’s commercial wireless networks.

Telular generates a majority of its revenue through the sale and delivery of machine-to-machine (M2M) and event monitoring services, such as its Telguard and TankLink services. A portion of its revenue comes from the sale of specialty cellular hardware products designed by Telular for use exclusively with its M2M services.  Although Telular has a wide base of customers in the Western Hemisphere, much of its revenue is generated from a small number of major customers.
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

The market for Telular’s products is primarily in North America and consists of a number of vertical applications including Telguard security alarm conveyance; TankLink storage tank monitoring; and, general purpose wireless terminals for voice calls and Internet access. These markets are addressed primarily through indirect channels consisting of third party Value Added Resellers (“VARs”), distributors, representatives and agents along with in-house sales and customer support teams.  A direct sales model is utilized for certain large customers.

Telular believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, including the creation of event monitoring services that can be sold with products.

The following details areas of product delivery and research either undertaken or anticipated in fiscal 2011.

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

TankLink – Telular plans to continue its enhancement activities for this service line during fiscal 2011 to improve its competitive position and to add additional features to the service offering in response to customer demand.

Other M2M Solutions –Telular continues to evaluate a number of vertical and sub-vertical M2M markets to determine the viability of creating or acquiring a product and/or service for these markets.

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

Broader Product–Telguard, our largest line of business, includes a more diverse set of hardware products than any of our competitors and we believe this gives our customers a greater selection of devices from which to choose.

Economies of Scale –Telguard’s fully integrated end-to-end cellular solution is now utilized by over 572,000 individual subscribers, which helps to minimize costs on a per user basis.  This large customer base also reflects our significant experience and demonstrates credibility to the market.

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

With regard to the Fixed Cellular Terminals, of “FCTs”, sold by Telular, there are a large number of competitors that manufacture and sell FCTs.  They include:  Ericsson, Axesstel, YX and numerous other manufacturers in Asia and elsewhere. Much of the demand for these terminals is outside the United States and demand is concentrated among the large wireless carriers that operate in various countries around the world.  Competition is based on reputation, features and pricing.  Telular’s products have historically sold well in Latin America and Telular is able to realize an acceptable selling price due to Telular’s reputation for quality products in that region.  The FCT business is not a primary focus of Telular but it continues to earn an acceptable contribution margin and will be maintained for as long as it continues to do so.

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

UNIT SALES

During the first quarter of fiscal 2011, Telular sold approximately 19,000 Telguard units, compared with approximately 38,000 Telguard units for the same period in fiscal 2010. We sold approximately 2,100 tank monitoring units in the first quarter of fiscal 2011, as compared to sales of 1,600 tank monitoring units in the first quarter of fiscal 2010.  Our Telguard subscriber base grew in the quarter to approximately 572,000, up from approximately 532,000 subscribers for the same period in fiscal 2010.  The Telguard churn rate for the trailing 12 month period was approximately 9.1% and when normalized for out of period deactivations was approximately 4.6%, well below the security industry average.  We expect Telguard sales of between 15,000 and 25,000 units on a quarterly basis throughout fiscal 2011.

REVENUE TRENDS

While product sales have fluctuated due to economic conditions at times, service revenues have grown consistently. Service revenue increased to 61% of sales in the first quarter fiscal 2011 as we successfully added new subscribers at a high rate and kept our churn rate low.  Telguard service average revenue per unit, or ARPU, was $4.04 for the first quarter of fiscal 2011, as compared to $3.95 for the same period of fiscal 2010.  TankLink service ARPU was $6.51 for the first quarter of fiscal 2011 as compared to $6.89 for the same period of fiscal 2010. The decrease in ARPU is a result of pricing variances in the level of services purchased.

RECENT DEVELOPMENTS

On January 7, 2011, Telular acquired the assets underlying the SmartTank line of business of SmartLogix, Inc., Telular’s largest value added reseller of TankLink tank monitoring solutions. The terms of the transaction include a purchase price of $6,000, the purchase of certain working capital balances approximating $678 and the opportunity for the owners of SmartLogix to earn up to an additional $2,400 based on certain performance measures over the next two years.

On February 1, 2011, Telular announced the declaration of a regular quarterly dividend of $0.10 per share, payable on February 21, 2011 to shareholders of record at the closing of business on February 14, 2011.

RESULTS OF OPERATIONS

First quarter fiscal year 2011 compared to first quarter fiscal year 2010

Revenues and Cost of Sales

			Change
	2011	2010	Amount	Percentage
Net product sales
Monitoring Equipment	$3,632	$5,655	$(2,023)	-36%
Terminal	1,138	913	225	25%
Total product revenues	4,770	6,568	(1,798)	-27%
Service revenues	7,320	6,454	866	13%
Total revenues	12,090	13,022	(932)	-7%

Cost of sales
Products	3,665	5,205	(1,540)	-30%
Services	2,836	2,601	235	9%
	6,501	7,806	(1,305)	-17%
Gross margin	$5,589	$5,216	$373	7%

Revenues

Products
Product revenues decreased 36% primarily due to the decreased sales of our Telguard monitoring equipment.  Telguard’s revenues accounted for approximately 77% and 90% of Telular’s monitoring equipment sales for the first three months of fiscal 2011 and fiscal 2010, respectively. TankLink monitoring equipment sales were 23% and 10% of Telular’s monitoring equipment sales for the first three months of fiscal 2011 and 2010, respectively.

Telguard’s decrease was a result of a change in pricing terms within agreements between ADT, our largest security dealer customer and its network of authorized dealers, initiated in the latter half of the second quarter of fiscal 2010. ADT implemented a monthly service charge to the end user for any system sold by an authorized dealer that included a Telguard product. Due to this surcharge, the authorized dealers generally opted to choose other security products over Telguard products which resulted in decreased sales volume, from approximately 37,900 units sold in the first quarter of fiscal 2010 as compared with 19,100 units sold in the first quarter of fiscal 2011.

Telular sold approximately 2,100 tank monitoring units in the first three months of fiscal 2011 as compared to 1,600 units for the same period of fiscal 2010. This is a result of increased sales and marketing efforts.

Terminal product revenue increased 25% primarily due to increased domestic sales.  Telular has chosen to focus its sales efforts in the monitoring equipment and services market which may result in uneven sales volumes throughout the year for terminal products.

Services
Service revenues increased 13% due to an increase in the number of monitoring units placed in service during the quarter as a result of increased unit sales.

In the first quarter of fiscal 2011, over 18,000 new Telguard subscribers were activated bringing the total subscriber base to approximately 572,000, compared with a subscriber base at the end of the first quarter of fiscal 2010 of approximately 532,000. Additionally, Telguard’s monthly average revenue per unit (“ARPU”) increased to $4.04 from $3.95. In the first quarter of fiscal 2011, approximately 1,000 new TankLink subscribers were activated bringing the total subscriber base to approximately 19,700, compared with a subscriber base at the end of the first quarter of fiscal 2010 of approximately 16,800.  TankLink’s ARPU declined from $6.89 at December 31, 2009 to $6.51 at December 31, 2010.

Service revenue as a percentage of total revenue was 61% for the three months ended December 31, 2010, compared to 50% for the same period of fiscal 2010.

Cost of Sales

Products
The decrease in products cost of sales of 30% in the first quarter of fiscal 2011 when compared to the same period of fiscal 2010 is primarily due to lower sales volumes of the Telguard products along with reduced production costs.

Services
The increase in services cost of sales of 9% is due to increased subscribers and was offset by a reduction in the cost of providing the monitoring service from volume pricing discounts from the carriers.

Gross Margin
Total gross margin, as a percentage of sales, was 46% for the first quarter of fiscal 2011 as compared to 40% for the same period last year. Product gross margin was 23% for the first quarter of fiscal 2011 as compared to 21% for the same period last year.  Service gross margin increased to 61% in the first quarter of fiscal 2011 from 60% for the same period last year, due primarily to reduced cost to provide the service.

Operating Expenses

			Change		% of Revenues
	2011	2010	Amount	Percentage	2011	2010

Engineering and development	$1,194	$1,254	$(60)	-5%	10%	10%
Selling and marketing	1,798	1,614	184	11%	15%	12%
General and administrative	2,086	1,450	636	44%	17%	11%
	$5,078	$4,318	$760		42%	33%

Engineering and Development

The decrease of $60 (5%) in engineering and development was primarily due to decrease in consulting expenses as a result of reduced utilization of contract engineers.

Selling and Marketing

The increase in selling and marketing of $184 (11%) was primarily due to:
  $108 increase in payroll related expenses as a result of a $230 special bonus paid to holders of stock options offset by a $122 decrease in salaries and payroll related benefits as a result of headcount reductions that took place after the first quarter of fiscal 2010;
  $87 increase in marketing expenses, primarily tradeshows, advertising and  brochures; and,
  $11 decrease in various miscellaneous expenses.
General and Administrative

The increase in general and administrative of $636 (44%) was primarily due increases of:
  $409 in payroll related expenses as a result of a $525 increase in a special bonus paid to holders of stock options in conjunction with the payment of Telular’s first quarter dividend, offset by a $19 decrease in payroll expense as a result of headcount reductions occurring subsequent to the first quarter of fiscal 2010 and a  $97 decrease in non-cash compensation related to stock options;
  $236 in professional fees resulting from a $201 increase in director compensation as a result of the special bonus paid to holders of stock options and a $35 increase in tax fees and consultants; and,
  $8 in travel expenses due to increased participation in key investor conferences held during the first quarter of fiscal 2011.
Offsetting these increases was a $17 decrease in credit card fees due to securing the services of a new credit card processor.

Other Income

Other income for the three months ended December 31, 2010 increased $23 to $121 from $98 for the same period of fiscal 2010. The increase was primarily due to an increase in interest charged on a past due trade receivable balance of key VAR customer.  As of December 31, 2010 and 2009, this customer had trade accounts receivable balances outstanding of $3,747 and $2,671, respectively, over 30 days past due.

Income Taxes

Telular recorded a current income tax provision of $25 and a deferred income tax provision of $217 in the first quarter of fiscal 2011 as compared with a current income tax provision of $21 and a deferred income tax provision of $0 for the same period of fiscal 2010.  The increase in the deferred income tax provision was due to the reduction in net deferred tax assets during the quarter.

Net Income

Telular recorded net income of $390 or $.02 per fully diluted share for the first quarter of fiscal 2011 compared to net income of $975 or $.06 per fully diluted share for the first quarter of fiscal 2010. This decrease was primarily due to $660 of increased compensation expense related to the increase in payroll expense and directors’ compensation resulting from a special bonus paid to options holders during the current quarter.

Liquidity

Management regularly reviews net working capital in addition to available cash to determine if it has enough cash to operate the business. On December 31, 2010, Telular had $10,828 of unrestricted cash and cash equivalents and working capital of $19,126, compared to unrestricted cash and cash equivalents of $27,678 and working capital of $34,046 on September 30, 2010. Effective on January 22, 2011, Telular executed an Amended and Restated Loan and Security Agreement with SVB (the “Amended Loan Agreement”).  Under the Amended Loan Agreement, the term was extended for a new two year period, and total maximum borrowings remain at $10 million.  Though many of the terms and conditions were unchanged, including the maximum interest rates, some key differences include the ability for Telular to borrow up to $7 million under a revolving line of credit, with the ability to convert up to $5 million of borrowings under the revolver into a three term loan.  Additionally, the amount available under the facility is no longer limited by the amount of eligible accounts receivable.  Instead, there are certain financial covenants that Telular must be in compliance with in order to borrow.  An $18 commitment fee was paid by Telular and will be amortized over the new term of the loan.

Operations

Telular used $297 of cash from operations during the first three months of fiscal year 2011 compared to cash generated  of $3,020 during the same period of fiscal year 2010. As discussed in the following table, the changes from cash generated to cash used in operations related to events that took place during the first quarter of 2011 that are not expected to be regular occurrences, including significant compensation related expenses connected to the distribution of additional compensation to stock option holders in connection with the one-time special dividend paid in fiscal 2011.The components of cash generated for the first three months of fiscal 2011are as follows:

$390	Net income for the period
(725)	The increase in trade accounts receivable is due primarily to the timing of product sales. Approximately 43% of product sales occurred in the last month of the quarter.
Most of these sales were not have been collected as of December 31, 2010.
507	The decrease in inventory reflects the Company's continued strategy to reduce existing stock and manage production levels.
(326)	The decrease in trade accounts payable reflects decreased purchasing levels from Telular's contract manufacturers as Telular was utilizing existing inventory to fulfill sales.
(1,104)	The decrease in accrued liabilities was primarily due to payments made in the first quarter of fiscal 2011 for bonuses earned in the prior fiscal year, a decrease in accrued legal fees due to the successful settlement of a patent infringement lawsuit and the decrease in accrued monitoring service provider fees.
(41)	The decrease in taxes payable reflects the payments made for prior year's tax liability.
1,210	Non-cash expenses: $685 from stock based compensation; $235 depreciation expense; $72 of amortization expense, $1 related to loss on disposal of operating assets and $217 related to the decrease in deferred tax assets.
(208)	Net cash used by other working capital items is primarily as a result of the prepayment of company insurance policies which are renewed on October 1. The expense associated with these insurance policies is recognized ratably over Telular's fiscal year.

$(297)	Total cash provided by continuing operations

Investing Activities

Investing activities used $254 of cash for the first three months of fiscal 2011 from the acquisition of capital equipment. This compares to cash used by investing activities of $194 for the same period of fiscal 2010, also from the acquisition of capital equipment.

Financing Activities

Financing activities used $16,299 of cash for the first three months of fiscal 2011 relate  primarily to the payment of a special one-time cash dividend of $1.00 per share of common stock and the payment of a regular quarterly dividend of $0.10 per share of common stock.  Total cash paid for these dividends was $16,373. Additionally, Telular generated $74 from the exercise of stock options.  For the same period of fiscal year 2010, cash of $40 was generated from the exercise of stock options and there were no dividend payments made in the first quarter of fiscal 2010. Telular expects to use approximately $1,500 of cash per quarter going forward as a result of the recently announced regular quarterly dividend.

Critical Accounting Policies

Telular’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Telular believes that the following represent the critical accounting policies that currently affect the presentation of Telular’s financial condition and results of operations.

Allowance for Doubtful Accounts

Telular maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payment for products and services.  Telular evaluates the collectability of customer receivables by considering the payment history and the financial stability of its customers.  If Telular believes that an account receivable may not be collected, a charge is recorded to the allowance account. At December 31, 2010 and September 30, 2010, the allowance for doubtful accounts related to trades accounts receivable from continuing operations was $29 and $17, respectively.

Reserve for Obsolescence

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Telular currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. Telular also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2010, and September 30, 2010, the inventory reserves were $393 and $408, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Reserve for Warranty

Telular maintains a reserve for products that are returned within Telular’s warranty period due to inoperability. Telular has different warranty periods for its different product groups: the security monitoring products have a 24 month warranty period; the tank monitoring products have a 12 month warranty period; and, the terminal products have a 15 month warranty period. Significant management judgment is required to determine the warranty reserve. Telular utilizes historical information regarding units returned within the appropriate warranty period and the costs incurred to repair returned units. Telular then estimates required warranty reserves for future products that may be returned. At December 31, 2010 and September 30, 2010, the warranty reserve was $85 and $95, respectively.

Goodwill and Intangible Assets

Telular evaluates the fair value and recoverability of the goodwill annually during Telular’s third quarter or whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In determining fair value and recoverability, Telular makes projections regarding future cash flows. These projections are based on assumptions and estimates of growth rates for the related reporting units, anticipated future economic conditions, and the assignment of discount rates relative to risk associated with companies in similar industries and estimates of terminal values. An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount.

Telular reviews for the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Telular evaluates recoverability of other intangible assets by comparing the carrying amount of the intangible asset to future net undiscounted cash flows generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets calculated using a discounted cash flow analysis.

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

Under the uncertain tax position provisions of ASC 740, Income Taxes, Telular would recognize liabilities for tax issues in the U.S based on Telular’s estimate of whether, and the extent to which, additional taxes will be due.  These tax liabilities would be recorded in income taxes in the Consolidated Balance Sheets.  As of December 31, 2010, Telular has no uncertain tax positions recorded in its financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in Telular’s market risk exposure from the exposures described in its Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Item 4. CONTROLS AND PROCEDURES

Telular maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by Telular in reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report an evaluation of the effectiveness of Telular’s disclosure controls and procedures was carried out under the supervision and with the participation of Telular’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, the CEO and CFO have concluded that Telular’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
In the fourth quarter of fiscal 2010, Telular identified a material weakness in internal control over financial reporting related to its failure to properly  analyze how and when to assess the reversal of the valuation allowance for its net deferred tax assets. This material weakness is more fully described in Item 9A of Telular’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Remediation of the Material Weakness
To remediate the material weakness described above and to enhance its internal control over financial reporting, beginning when Telular identified this material weakness during the quarter ended September 30, 2010; Telular’s management immediately began taking the following steps to enhance its established policies and procedures regarding the calculation and review of Telular’s income tax provision:

•	Telular increased the involvement of the national accounting firm that assists with the review of Telular’s quarterly and annual income tax provision;
•	Telular reassessed the appropriateness of the technical resources(i.e. outside accounting expertise that it could call upon) assigned to Telular’s account; and,
•	Telular expanded the technical resource references it utilizes.

Management completed these steps during the quarter ended December 31, 2010. The changes associated with the remediation of the material weakness were the only changes during the quarter ended December 31, 2010 in Telular’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, which have materially affected or reasonably likely to materially affect, Telular’s internal control over financial reporting.

Item 4T. CONTROLS AND PROCEDURES

Not applicable.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Telular is involved in various legal proceedings that arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on Telular’s consolidated results of operation or financial position. However, because of the nature and inherent uncertainties of litigation, should the outcome of any legal actions be unfavorable, Telular may be required to pay damages and other expenses, which could have a material adverse effect on Telular’s financial position and results of operations.

Item 1A. RISK FACTORS

For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as previously filed with the SEC, which is hereby incorporated by reference, and the information under Forward-Looking Statements included in this report.  At December 31, 2010, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

In July 2008, the Board of Directors approved a stock repurchase program for up to $5,000 of Telular’s common stock.  In April 2010, when the approximate dollar value of shares that could be purchased under the program was $1,225, the Board of Directors approved an increase of available funds back to $5 million.  As of December 31, 2010, there was $4,588 available for stock purchases under the program.  There were no shares repurchased during the first quarter of fiscal 2011.

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
Telular Corporation

Date February 14, 2011	By:	/s/ Joseph A. Beatty
Joseph A. Beatty President and Chief Executive Officer

Date February 14, 2011	By:	/s/ Jonathan M. Charak
Jonathan M. Charak Chief Financial Officer

Date February 14, 2011	By:	/s/ Robert Deering
Robert Deering Controller and Chief Accounting Officer

Exhibit Index

Number	Description	Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith