Form 10-K/A
period 2010-09-30
TELULAR CORP
filed 2011-05-02
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[X]	Smaller reporting company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]No [ X ]

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

EXPLANATORY NOTE

This Form 10-K/A is being filed by Telular Corporation (the “Company”) to amend the Company’s Form 10-K for the year ended September 30, 2010, which was filed with the Securities Exchange Commission (“SEC”) on December 14, 2010 (“Initial 10-K”).  This Form 10-K/A is filed to amend the Initial 10-K in response to comments received from the SEC.

We are only filing the items of our Annual Report that have been revised in response to the Staff’s comments and all other information in our Annual Report remains unchanged.  Accordingly, this Amendment should be read in conjunction with our Initial 10-K. Unless otherwise provided, all information contained in this Amendment is as of December 14, 2010, the original filing date of our Initial 10-K.

This Amendment does not reflect events that have occurred after the filing of the Initial 10-K, and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth herein.

Pursuant to the Rule 12b-15 of the Securities Exchange Act of 1934, currently dated certifications from our principal executive and principal financial officer are filed, as required by Sections 302 of the Sarbanes-Oxley Act of 2002.

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

MAJOR CUSTOMERS

In fiscal 2010, Telular derived 38% of its total revenues from ADT, a major U.S. securities systems provider.  Telular has executed a supply agreement with ADT that dictates terms and conditions related to the sale of products or service to ADT, but there are no minimum purchase commitments placed upon ADT.  The original agreement had a 12 month terms with automatic renewals for 12 month periods unless either party provides written notice of termination more than 90 days before expiration.

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

PATENTS AND OTHER INTELLECTUAL PROPERTY

PATENTS

Telular currently has eight issued and active U.S. patents as well as four foreign patents (Australia (two patents), Canada and Mexico) related to its intelligent interface technology in combination with other technology.  The U.S. patents expire on the following dates: April 15, 2012, March 2, 2014 (two patents), September 20, 2014, March 15, 2016, April 1, 2018, June 3, 2019 and June 19, 2022.  The foreign patents expire beginning on March 2, 2014 (two patents), April 15, 2012 and May 8, 2020.  Telular has successfully defended some of its patents in court.  These law suits have not had a material effect on Telular's financial position. Although Telular believes its intelligent interface can be adapted to accommodate emerging wireless technologies, there can be no assurance that these new applications will fall within the scope of the existing patent protection.

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

Cellular South and Numerex Inc. provide a meaningful portion of our network capability for Telguard and TankLink, respectively..  A network malfunction or a contractual dispute between us and these carriers or among these carriers and other major U.S. carriers could materially impact the operation of our services and/or our financial results.

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

In some countries outside of the United States, patent protection is not available.  Moreover, some countries that do allow registration of patents do not provide meaningful redress for violations of patents.  As a result, protecting intellectual property in these countries is difficult.  In addition, since some of our previously held patents on our core intelligent interface technology have expired, neither we nor our competitors can obtain patent protection on that technology because it is now part of the worldwide public domain.

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

PART II

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

There are several firms that compete with Telular’s Telguard products and services.  These primary competitors include:  Honeywell, DSC, Numerex and Alarm.com.  Based upon its own internal estimates, Telular believes it has a 20-30% market share of all currently active cellular alarm communicators in the United States, having introduced the first such device for digital cellular networks in March 2006.  Demand for cellular communicators has once again increased markedly over the past year.  We believe this is due to consumers eliminating traditional telephone lines and therefore, requiring a cellular communicator to enable a home security system.  If this trend continues, Telular believes that Telular and its competitors will continue to see substantial demand for products and related services.

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

Due to uncertainties in international markets and pending new product introductions, Telular is unable to forecast results and resource allocations for FCT products.  Further, to the extent any components of FCT products are declared end-of-life from their manufacturer, Telular would assess overall demand for its product and either redesign the product to accommodate a replacement component part or potentially discontinue the manufacture of that particular product after offering customers a final chance to purchase them.

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

General and Administrative (G&A)
G7A costs for fiscal years 2009 and 2008 have been adjusted to reflect a reclass of $510 and $922, respectively, to selling and marketing as noted above. G&A expenses decreased by $877 primarily due to reductions of:
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

LIQUIDITY AND CAPITAL RESOURCES

Management regularly reviews Telular’s working capital and available borrowings in addition to its cash and cash equivalent balance to determine if it has enough cash to operate the business. On September 30, 2010, Telular had cash and cash equivalents of $27,678 and working capital of $34,046, compared to cash and cash equivalents of $17,904 and net working capital of $28,666 a year earlier. Telular can draw upon a Loan and Security Agreement (the “Agreement”) with Silicon Valley Bank (SVB) that provides an aggregate working capital line of credit up to $10,000.  This Agreement is described in greater detail in Footnote 8 to the audited financial statements, which is hereby incorporated by reference into this discussion.  The Agreement expires on December 23, 2010. Management is in the process of negotiating a new loan agreement with SVB and expects to have one in place by December 23, 2010. As of September 30, 2010, there were no amounts outstanding under the Agreement.

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
a $127 increase in royalties due which are being twice a year and approximately $86 in decreases various
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

Telular has recorded significant valuation allowances that are intended to be maintained until it is more likely than not the deferred tax asset will be realized. The current valuation allowance of $11,033 is primarily for estimated federal and state net operating losses that will expire before they can be realized.  The realization of the remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction.  Significant factors that could negatively impact Telular’s determination of the recognition of the net deferred tax assets would be changes in the ownership of Telular and changes in tax laws and rates.  Based on Internal Revenue Code Section 382 (“Section 382”), changes in the ownership of Telular may limit the utilization of net operating loss carryforwards. Any Section 382 limitation may require that Telular record an additional valuation allowance against its deferred tax assets.  Management is not aware at this time of any such changes that would have a negative impact on the recognition of the net deferred tax assets. . Any reduction in future taxable income may require that Telular record an additional valuation allowance against the deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in such period and could have a material impact on Telular’s future earnings.  Management is not aware, at this time, of any such changes that would have a negative impact on the recognition of the net deferred tax assets.

During fiscal 2010, Telular reversed $37.0 million of valuation allowance after a comprehensive assessment of deferred tax asset realizability that was triggered by the achievement of three years of cumulative book income.  The primary rationale for the reversal of the valuation allowance and thus, the realization of deferred tax assets, is the assumption that Telular will generate sufficient future taxable income.  This conclusion is based on forecasted taxable income over the period that existing net operating losses are scheduled to expire.  Reasons that there is now sufficient forecasted taxable income include 1) the exit from the FCP market in fiscal 2007 which had been generating significant operating losses and 2) Telular’s continued focus in recent years towards growing its higher margin recurring service.  With these key strategic changes, Telular’s current operating model provided the basis upon which it was reasonable to assume that taxable income would continue.  Telular’s taxable income forecast that was used as the basis for this determination used a conservative estimate for taxable income growth from 2010 through 2016, and no growth thereafter.  Further, it did not incorporate any new business lines or depend upon any material transaction such as an acquisition or any other unusual or non-routine event to achieve the results necessary in order to realize the estimated taxable income.

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

PART III

ITEM 9A. CONTROLS AND PROCEDURES

Telular maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Telular in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Telular’s management assesses the effectiveness of Telular’s internal; control over financial reporting using the criteria set forth by the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision-making regarding required disclosure. As of the end of the period covered by this report management carried out, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of Telular’s disclosure controls and procedures.  Based on this evaluation, Telular’s CEO and CFO have concluded that Telular’s disclosure controls and procedures were not effective.  The CEO’s and CFO’s conclusion regarding Telular’s disclosure controls and procedures is based on management’s conclusion that Telular’s internal control over financial reporting was ineffective, as described below.

Management’s Report on Internal Control Over Financial Reporting
Telular’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Telular’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.  Because of the material weakness described below relating to the failure to properly analyze how and when to assess the reversal of the valuation allowances for Telular’s net deferred tax assets, management believes that, as of September 30, 2010, Telular’s internal control over financial reporting was not effective.  This error did not affect sales, operating expenses or cash flows.  However, the error did result in an initial understatement of the amount of the valuation allowances to reverse and affected the deferred income tax provision resulting in an understatement of net income for the fiscal year 2010. Additional procedures relating to accounting for income taxes were required to be performed to enable management to conclude that the consolidated financial statements were prepared in accordance with U.S. GAAP.

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

Telular has significant net deferred tax assets, primarily related to its NOLs.  Until 2010, all net deferred tax assets had a full valuation allowance against them. In the fourth quarter of fiscal 2010, management made the determination that there were three years of cumulative taxable income though through fiscal 2010, and accordingly, management believed that it would not have to assess the potential reversal of these valuation allowances until fiscal 2011 when it expected to have three years of cumulative taxable income.  Telular’s independent auditor informed management that this was an incorrect assessment; that management should have considered three years of cumulative book tax income in order to make a determination regarding the reversal of any net deferred tax asset valuation allowances rather than three years of cumulative taxable income along with other positive and negative evidence.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.	The following financial statements were included in Part II, Item 8 of the original Form 10-K filed on December 14, 2010.
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
(8)	Amount represents the change in the valuation amount for deferred taxes due principally to the reversal of the valuation allowance as a result of Telulars' anticipated utilization of net operating loss

3.           Exhibits

Number	Description	Reference
3.1	Certificate of Incorporation	Filed as Exhibit 3.1 to Registration Statement No. 33 72096 (the Registration Statement)

3.2	Amendment No. 1 to Certificate of Incorporation	Filed as Exhibit 3.2 to the Registration Statement

3.3	Amendment No. 2 to Certificate of Incorporation	Filed as Exhibit 3.3 to the Registration Statement

3.4	Amendment No. 3 to Certificate of Incorporation	Filed as Exhibit 3.4 to Form 10-Q filed February 16, 1999

3.5	Amendment No. 4 to Certificate of Incorporation	Filed as Exhibit 3.5 to Form 10-Q filed February 16, 1999

3.6	By Laws	Filed as Exhibit 3.4 to the Registration Statement

4.1	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock	Filed as Exhibit 99.2 Form 8-K filed April 25, 1997

10.1	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between Telular and Larry J. Ford	Filed as Exhibit 10.42 to Form 10-K filed December 21, 2001

10.2	Telular Corporation Non-employee Directors’ Stock Incentive Plan	Filed as Exhibit 10.22 to Form 10-K filed February 14, 2003

10.3	Employment Agreement with Joseph A. Beatty dated December 14, 2007	Filed as Exhibit 10.1 to Form 8-K filed December 19, 2007

10.4	Retention and Severance Agreement with Jonathan M. Charak dated March 17, 2008	Filed as Exhibit 10.1 to Form 8-K filed on March 19, 2008

10.5	Retention and Severance Agreement with George S. Brody dated July 29, 2008	Filed as Exhibit 10.1 to Form 8-K filed on August 4, 2008

10.6	Form of Nonqualified Stock Option Plan Agreement Pursuant to the Telular Stock Incentive Plans	Filed as Exhibit 10.6 to Form 10-K Filed on December 14, 2010

10.7	Form of Telular Corporation Restricted Stock Unit Agreement	Filed as Exhibit 10.7 to Form 10-K Filed on December 14, 2010

10.8	First Amended and Restated Non-Employee Director Stock Incentive Plan	Filed as Appendix A to Schedule 14A Filed on December 24, 2007

10.9	2008 Employee Stock Incentive Plan	Filed as Appendix B to Schedule 14A Filed on December 24, 2007

10.10	First Amended and Restated 2008 Employee Stock Incentive Plan	Filed as Appendix A to Schedule 14A Filed on December 18, 2009

10.11	Second Amended and Restated Non-Employee Director Stock Incentive Plan	Filed as Appendix B to Schedule 14A Filed on December 18, 2009

21	Subsidiaries of Registrant	Filed as Exhibit 21 to Form 10-K Filed on December 14, 2010

23.1	Consent of Grant Thornton LLP	Filed as Exhibit 23.1 to Form 10-K Filed on December 14, 2010

23.2	Consent of Ernst & Young LLP	Filed as Exhibit 23.2 to Form 10-K Filed on December 14, 2010

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished as Exhibit 32.1 to Form 10-K Filed on December 14, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation

Date: May 2, 2011	By:	/s/ JOSEPH A. BEATTY
Joseph A. Beatty
President & Chief Executive Officer

Exhibit Index

Number	Description	Reference
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith