Form 10-Q
period 2011-03-31
TELULAR CORP
filed 2011-05-16
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2011

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
Yes X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                                                                                   Accelerated filer
 Non-accelerated filer   X                                                                              Smaller reporting company
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No X

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, as of May 9, 2011, the latest practicable date, was 15,054,591 shares.

TELULAR CORPORATION

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,442	$27,678
Trade accounts receivable, net	4,784	7,056
Inventories, net	4,059	4,821
Deferred taxes	274	336
Prepaid expenses and other current assets	768	290
Total current assets	19,327	40,181

Property and equipment, net	2,353	2,169
Other assets:
Goodwill	7,502	3,159
Intangible assets, net	3,912	1,297
Long term deferred taxes	33,170	34,698
Other	48	47
Total other assets	44,632	39,201
Total assets	$66,312	$81,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$3,309	$3,201
Accrued liabilities	3,470	2,873
Income taxes payable	-	61
Total current liabilities	6,779	6,135

Long term deferred taxes payable	441	529
Other long term liabilities	310	-
Total long term liabilities	751	529
Total liabilities	7,530	6,664

Stockholders' equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 19,631,754 and 19,449,052 shares issued at March 31, 2011 and September 30, 2010, respectively	197	195
Additional paid-in capital	180,166	178,634
Dividends	(18,140)	-
Accumulated deficit	(93,868)	(94,369)
Treasury stock, at cost; 4,577,163 shares at March 31, 2011 and September 30, 2010, respectively	(9,573)	(9,573)
Total stockholders' equity	58,782	74,887
Total liabilities and stockholders' equity	$66,312	$81,551

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Revenue
Net product sales	$4,708	$4,556	$9,478	$11,124
Service revenue	7,784	6,800	15,104	13,254
Total revenue	12,492	11,356	24,582	24,378

Cost of sales
Net product cost of sales	3,455	3,945	7,120	9,150
Service cost of sales	3,037	2,796	5,873	5,397
Total cost of sales	6,492	6,741	12,993	14,547

Gross margin	6,000	4,615	11,589	9,831

Operating expenses
Engineering and development expenses	1,042	1,254	2,236	2,508
Selling and marketing expenses	1,683	1,571	3,481	3,185
General and administrative expenses	1,819	1,531	3,905	2,981
Total operating expenses	4,544	4,356	9,622	8,674

Income from operations	1,456	259	1,967	1,157
Other income, net	10	79	131	177
Net income before income taxes	1,466	338	2,098	1,334
Provision for income taxes	1,355	21	1,597	42
Net income	$111	$317	$501	$1,292

Income per common share:
Basic	$0.01	$0.02	$0.03	$0.09
Diluted	$0.01	$0.02	$0.03	$0.08

Weighted average number of common shares outstanding:
Basic	15,030,397	14,949,792	14,976,290	14,935,854
Diluted	15,994,650	15,469,497	15,818,086	15,390,715

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)
(Unaudited)

	Common Stock and						Total
	Additional Paid-In						Stock-
	Capital			Accumulated	Treasury Stock		holders'
	Amount	Shares	Dividends	Deficit	Amount	Shares	Equity

Balance at September 30, 2010	$178,829	19,449	$-	$(94,369)	$(9,573)	(4,577)	$74,887

Comprehensive income:
Net income	-	-	-	501	-	-	501

Stock based compensation expense	537	-	-	-	-	-	537

Stock options exercised	260	91	-	-	-	-	260

Stock awards issued	475	92	-	-	-	-	475
Dividends paid	-	-	(17,878)	-	-	-	(17,878)

Dividend equivalent units issued	262	-	(262)	-	-	-	-

Balance at March 31, 2011	$180,363	19,632	$(18,140)	$(93,868)	$(9,573)	(4,577)	$58,782

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2011	2010
Operating Activities:
Net income	$501	$1,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	498	418
Amortization	296	141
Stock based compensation expense	1,012	746
Loss on disposal of operating assets	1	21
Deferred income taxes	1,502	-
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	2,710	1,839
Inventories	1,198	945
Prepaid expenses and other assets	(390)	(176)
Trade accounts payable	78	1,208
Accrued liabilities	547	(293)
Income taxes payable	(41)	5
Net cash provided by operating activities	7,912	6,146

Investing Activities:
Acquisition of property and equipment	(589)	(397)
Purchase of business	(7,921)	-
Net cash used in investing activities	(8,510)	(397)

Financing Activities:
Proceeds from the exercise of stock options	240	121
Payment of dividends	(17,878)	-
Net cash (used in) provided by financing activities	(17,638)	121

Net (decrease) increase in cash and cash equivalents	(18,236)	5,870

Cash and cash equivalents, beginning of period	27,678	17,904
Cash and cash equivalents, end of period	$9,442	$23,774

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited, in thousands, except share data)

1.            Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2011. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The amounts presented herein are in U.S. dollars and are in thousands, except for per share information.

2.            Summary of Significant Accounting Policies

Financial Instruments
Financial instruments that potentially subject Telular Corporation (”Telular”) to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The credit risks related to cash and cash equivalents are limited to Telular’s investments of cash in money market funds and the possibility that the per unit value of these funds may decline below $1.00.  As of March 31, 2011 and September 30, 2010, the per unit value of these funds was $1.00.

	March 31,	September 30,
	2011	2010

Cash	$9,359	$17,900
Money market funds	83	9,778
Total cash and cash equivalents	$9,442	$27,678

At March 31, 2011 and September 30, 2010, the majority of Telular’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank, and are Federally insured only up to $250. Telular regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments.  Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising the Telular’s customer base. For international sales, Telular generally receives payment in advance of shipment or irrevocable letters of credit that are confirmed by U.S. banks. Telular performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible. In determining the fair value of its financial instruments, Telular uses Level 1 guidance in which quoted prices in active markets that are unadjusted and accessible at the measurement for identical, unrestricted assets.

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
March 31, 2011
(Unaudited, in thousands, except share data)

Earnings Per Share
Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate to the assumed exercise of stock options and warrants and the assumed conversion of restricted stock units. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table reconciles the dilutive effect of common stock equivalents:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Common Shares:
Basic weighted average common shares outstanding	15,030,397	14,949,792	14,976,290	14,935,854
Dilutive effect of stock options	742,427	388,281	618,746	315,134
Dilutive effect of restricted stock units	221,826	131,424	223,050	139,727
Total	15,994,650	15,469,497	15,818,086	15,390,715

Net Income	$111	$317	$501	$1,292

Income per common share:
Basic	$0.01	$0.02	$0.03	$0.09
Diluted	$0.01	$0.02	$0.03	$0.08

The following stock options, restricted stock units and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Stock options	219,500	1,160,554	466,204	1,368,011
Restricted stock units	-	48,353	106,211	48,353
Warrants	50,000	2,326,235	50,000	2,326,235
	269,500	3,535,142	622,415	3,742,599

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited, in thousands, except share data)

Stock Based Compensation
Telular has a Stock Incentive Plan, a 2008 Employee Stock Incentive Plan and a Non-Employee Director Stock Incentive Plan. The cost of stock options granted is calculated based on their grant date fair value and recognized over the vesting period.  The fair value of stock options granted and warrants issued is estimated at the grant date or issuance date using a Black-Scholes stock option valuation model.  Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of Telular’s common stock, a risk-free interest rate, a dividend yield on Telular’s common stock and the expected term of the option.

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

On February 1, 2011 Telular awarded 34,868 restricted stock units (“RSUs”) to directors, valued at $235, based on the price of Telular’s common stock on the date of issuance.  The RSUs will vest over a one year period and the cost will be taken as a charge to operating expenses on a pro-rata basis over the vesting period.

Also on February 1, 2011, Telular awarded 157,200 performance based RSUs to officers and employees, valued at $1,060, based on the price of Telular’s common stock on the date of issuance. These RSUs will be earned based on the level of achievement of certain fiscal 2011 performance measures and will vest over a three year period. The actual number of performance based RSUs earned could fluctuate between 0% - 130% of the original grant, depending on the actual level of achievement of the performance targets. Each quarter, an estimate will be made as to the most likely level of achievement of the performance targets.  The amount of expense will be adjusted accordingly until the final determination of earned RSUs is made subsequent to Telular’s fiscal 2011 year end. At the determined date, the earned performance based RSUs will vest as follows: one-third immediately, one-third on 9/30/12 and the remaining one-third on 9/30/13.  Upon vesting, providing the recipient remains employed by Telular, Telular will issue common stock to the recipient. The expense will be recorded on a pro-rata basis over the vesting period.

Telular recognized stock-based compensation expense as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010

Stock based compensation:
Stock options	$129	$327	$246	$694
Restricted stock units	198	41	291	52
Common stock	-	-	475	-
	$327	$368	$1,012	$746

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited, in thousands, except share data)

Warranty
Telular provides warranty coverage for a period of 12 months on its tank monitoring equipment, 15 months on terminal products and 24 months on event monitoring products from the date of shipment.  A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.

The following table is a summary of Telular’s accrued warranty obligation for continuing operations:

	Six Months Ended March 31,
	2011	2010

Balance at the beginning of the period	$95	$80
Warranty expense during the period	101	218
Warranty payments made during the period	(115)	(219)
Balance at the end of the period	$81	$79

Segment Reporting
Telular presents its consolidated financial statements as one reportable segment. The determination of a single reportable segment was made under ASC 280, Segment Reporting, as Telular’s business operations have similar economic characteristics.

Dividends and Common Stock Issued
On November 4, 2010, the Board of Directors approved a special one-time cash dividend of $1.00 per share of common stock and a regular quarterly dividend of $0.10 per share of common stock, both of which were paid on November 22, 2010 to shareholders of record on November 15, 2010.  In connection with the distribution of the dividends, Telular issued dividend equivalent units (“DEUs”) to director holders of RSUs at a total value of $219. The DEUs were then converted to RSUs at a per-unit value of $5.16, which represented the average of the high and low selling prices of Telular common stock traded on the dividend payment date of November 22, 2010. Telular paid $16,373 for the cash dividend and issued 42,422 RSUs.

On January 27, 2011, Telular declared a regular quarterly dividend of $0.10 per share of common stock payable on February 21, 2011 to shareholders of record on February 14, 2011.

Recently Issued Accounting Pronouncements
In the second quarter of fiscal 2011, there were no accounting standard updates that affected Telular.

3.            Business Combination

On January 7, 2011, Telular acquired certain assets and assumed certain liabilities underlying the SMARTank line of business of SmartLogix, Inc. (“SmartLogix”), Telular’s largest value added reseller of TankLink tank monitoring solutions.  Telular also entered into a Sales and Service Agreement (“Service Agreement”) with SmartLogix.

Pursuant to the Asset Purchase Agreement (the “Agreement”), the preliminary aggregate purchase price was $7,921, which consisted of: $2,294 of cash paid directly to SmartLogix, $4,484 applied to the existing trade receivable balance due to TankLink from SmartLogix, and $1,143 of accrued earn-outs.  Under the Agreement, Telular agreed to purchase certain net working capital assets for cash, such as trade accounts receivables, inventory, leased monitoring equipment, and trade accounts payable and deferred revenue.  The total value of the net working capital of approximately $678 is included in the total cash paid to SmartLogix.  Pursuant to an earn-out provision contained in the Agreement, SmartLogix has the ability to earn a total of $2,400 over a two year period depending on the future performance of SMARTank.  The accrued earn-outs of $1,143 represent Telular’s best estimate of the actual amount of this future liability.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited, in thousands, except share data)

Under the Service Agreement, Telular appointed SmartLogix as an exclusive sales representative for the purpose of selling tank monitoring equipment to customers in the fuels and lubricants market.  Pursuant to the terms in the Service Agreement, Telular will pay SmartLogix a 20% commission on gross product revenue, as well as a commission on service revenue earned on the monitoring units sold, typically calculated as 3 months of related service revenue.  The initial term of the Service Agreement is two years and may be renewed for an additional year. The purchase will be accounted for using the purchase method in accordance with Accounting Standards Update: Business Combinations (Topic 805), (“ASU 805”).

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Accounts receivable	$438
Inventories	436
Property and equipment	94
Customer relationships	2,810
Non-compete agreement	20
Tradename	70
Goodwill	4,343
Total assets acquired	8,211

Accounts payable - Vendors	30
Deferred revenue	260
Total liabilities assumed	290
Net assets acquired	$7,921

The following summarized unaudited pro forma financial information for the full year ended September 30, 2010and the six months ended March 31, 2011, assumes the acquisition occurred as of October 1, 2009 and October 1, 2010, respectively:

	Twelve Months Ended	Six Months Ended
	Spetember 30, 2010	March 31, 2011

Net revenues	$52,163	$25,715
Net income	38,225	427
Basic income per common share	$2.56	$0.03
Diluted income per common share	$2.50	$0.03

Telular purchased the SMARTank business unit on January 7, 2011.  Its operations were fully integrated with Telular’s operations for the entire second quarter of fiscal 2011.  Therefore, pro forma financial information for the second quarter of fiscal 2011 is not required.

The pro forma results included adjustments for depreciation of property and equipment acquired, amortization of intangibles acquired, the elimination of certain selling and marketing and general and administrative expenses, the reduction of interest income as a result of the elimination of accounts receivable due to TankLink that were forgiven as part of the consideration for the purchase and the adjustment of income tax expense. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on October 1, 2009 or on October 1, 2010, nor are they necessarily indicative of future consolidated results of operations.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited, in thousands, except share data)

4.            Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit.  An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services.  Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	March 31,	September 30,
	2011	2010

Trade receivables	$4,804	$7,073
Less: allowance for doubtful accounts	(20)	(17)
	$4,784	$7,056

5.            Inventories

Inventories consist of the following:

	March 31,	September 30,
	2011	2010

Raw materials	$1,612	$1,823
Finished goods	2,791	3,406
	4,403	5,229
Less: reserve for obsolescence	(344)	(408)
	$4,059	$4,821

The reserve for obsolescence decreased by $64 primarily due to the disposal of parts that were no longer being used for the production of current finished goods.

6.            Property and Equipment

Property and equipment consists of the following:

	March 31,	September 30,
	2011	2010

Furniture and fixtures	$114	$87
Computer equipment	3,172	2,824
Machinery and equipment	3,594	3,350
Leasehold improvements	459	430
Product certification costs	415	382
	7,754	7,073
Less accumulated depreciation	(5,401)	(4,904)
Property and equipment, net	$2,353	$2,169

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited, in thousands, except share data)

7.            Goodwill and Intangible Assets

Goodwill as of March 31, 2011 and September 30, 2010 was $7,502 and $3,159, respectively. The increase in goodwill of $4,343 relates to the purchase of the SMARTank business unit from SmartLogix. See footnote 3 - Business Combination, for a further discussion of the purchase of the SmartTank business unit.

Telular evaluates the fair value and recoverability of the goodwill annually during Telular’s third quarter or whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. During the second quarter of fiscal 2011, there were no events or changes in circumstance that would indicate that the carrying value of goodwill may not be recoverable.

Telular incurred $102 of costs related to patents and trademarks in fiscal year 2010, and an additional $11 of costs in fiscal year 2011.  The costs related to the trademark are complete and are being amortized beginning in fiscal year 2010.  The patent costs are not complete, and therefore have not yet been amortized.

Telular is amortizing these intangible assets over a period of 24 to 96 months.  The balances are as follows:

	Weighted Average	March 31, 2011			September 30, 2010
	Useful Life		Accumulated			Accumulated
	(in months)	Cost	Amortization	Net	Cost	Amortization	Net

Customer Relationships	67.5	$4,040	$(598)	$3,442	$1,230	$(366)	$864
Developed Technology	60.0	320	(160)	160	320	(128)	192
License Agreement	75.0	150	(23)	127	150	(11)	139
Non-Compete Agreement	36.0	20	(2)	18	-	-	-
Patents & Trademarks	60.0	113	(9)	104	102	-	102
Tradename	24.0	140	(79)	61	70	(70)	-
Total intangible assets		$4,783	$(871)	$3,912	$1,872	$(575)	$1,297

Telular reviews for the impairment of other intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  There were no events or changes in circumstances during the second quarter of fiscal 2011 that would indicate that the carrying amount of intangibles may not be recovered.

8.            Income Taxes

Telular has provided for income taxes based on U.S tax laws and rates. Deferred tax assets and liabilities are determined based on the difference between GAAP financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the three and six months ended March 31, 2011 and 2010, income tax expense consisted of the following:

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited, in thousands, except share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Current:
Federal	$32	$19	$49	$36
State	38	2	46	6
Current income tax provision	70	21	95	42

Deferred:
Federal	462	-	657	-
State	823	-	845	-
Deferred income tax provision	1,285	-	1,502	-
	$1,355	$21	$1,597	$42

Telular’s state deferred tax provision is abnormally high as a result of increasing the valuation allowance against net deferred tax assets.  In January of 2011, Illinois raised its corporate income tax rate to 9.5% from 7.3%. Additionally, Illinois suspended the utilization of net operating losses (“NOLs”) for three years. Telular adopted a tax strategy to minimize current tax liabilities to the State of Illinois. As a result of this strategy, and Illinois’ decision to suspend the utilization of NOLs, Telular determined that it would have to restore a portion of the previously reversed valuation allowance it had against its net deferred tax assets related to state NOLs. Increasing the valuation allowance resulted in an increase in deferred tax provision. Telular will continue to monitor this situation.

Telular provided no deferred tax provision for the three and six months ended March 31, 2010 because a full valuation allowance had been provided against the net deferred tax assets. In the fourth quarter of fiscal year 2010, Telular determined that is was more likely than not that it would be able to recognize, in the future, the benefits of certain deferred tax assets.  Therefore, the valuation allowances associated with these deferred tax assets were reversed and a deferred tax asset was recorded.

The provision for income taxes differs from the amount obtained by applying the statutory rate as follows for the three and six month periods ended March 31:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
Provision for income taxes at statutory rate	34.0%	34.0%	34.0%	34.0%
Increases (decreases) in taxses resulting from:
Valuation allowance	82.0%	-30.8%	57.3%	-32.1%
Effect of state rate change	-26.7%	0.0%	-18.6%	0%
State taxes net of federal benefit	2.3%	0.4%	2.5%	0.3%
Other	0.9%	3.0%	1.0%	1.0%
	92.5%	6.6%	76.2%	3.2%

Telular recorded a tax provision of $1,355 for the three months ended March 31, 2011 as compared to a tax provision of $22 for the three months ended March 31, 2010, representing effective tax rates of 92.5% and 6.6%, respectively. The difference between Telular’s effective tax rate and the 34% federal statutory rate in the current period is due primarily to the effect the reinstatement of the valuation allowance for state NOLs and the change in the corporate income tax rate for the State of Illinois form 7.3% to 9.5%.  The difference between Telular’s effective tax rate and the 34% statutory rate for the three months ended March 31, 2010 is due primarily to the full allowance against the deferred tax asset associated with the Telular’s net operating loss

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited, in thousands, except share data)

carryforward.  For the six months ended March 31, 2011, Telular recorded a tax provision of $1,597 as compared to $42 for the same period of fiscal 2010, representing an effective tax rate of 76.2% and 3.2%, respectively. The difference between Telular’s effective rate and the 34% federal statutory rate is primarily due to the effect the reinstatement of the valuation allowance for state NOLs and the change in the corporate income tax rate for the State of Illinois form 7.3% to 9.5%.  The difference between Telular’s effective tax rate and the 34% statutory rate for the six months ended March 31, 2010 is due primarily to the full allowance against the deferred tax asset associated with the Telular’s net operating loss carryforward.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of Telular’s deferred tax assets are as follows:

	March 31,	September 30,
	2011	2010
Deferred tax assets:
Reserve for inventory obsolescence	$123	$154
Allowance for doubtful accounts	6	5
Intangible assets	19	53
Non-cash compensation	1,510	1,448
Alternative minimum tax credits	204	155
Accrued liabilities	145	176
Net operating loss carryfowards	43,390	43,972
Other	103	104
Total deferred tax assets	45,500	46,067

Deferred tax liabilities:
Intangible assets	(316)	(389)
Fixed assets	(39)	(45)
Production certification costs	(85)	(95)
Total deferred tax liabilities	(440)	(529)
Net deferred tax asset	45,060	45,538
Less valuation allowance	12,057	11,033
Net deferred tax assets	$33,003	$34,505

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

Based on Internal Revenue Code Section 382, changes in the ownership of Telular may limit the utilization of net operating loss carryforwards of Telular. Telular has determined, as of March 31, 2011, that there are no limitations on the utilization of its net operating loss carryforwards.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited, in thousands, except share data)

9.             Line of Credit

On September 23, 2008 Telular entered into a two year Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Prior to the expiration of the Loan Agreement on September 23, 2010, SVB approved a 90 day extension of the Loan Agreement through December 23, 2010, and then issued another 30 day extension through January 22, 2011.

Effective on January 22, 2011, Telular executed an Amended and Restated Loan and Security Agreement with SVB (the “Amended Loan Agreement”).  Under the Amended Loan Agreement, the term was extended for a new two year period, and total maximum borrowings remain at $10 million.  Though many of the terms and conditions were unchanged, including the maximum interest rates, some key differences include the ability for Telular to borrow up to $7 million under a revolving line of credit, with the ability to convert up to $5 million of borrowings under the revolver into a three year term loan.  Additionally, the amount available under the facility is no longer limited by the amount of eligible accounts receivable.  Instead, there are certain financial covenants that Telular must be in compliance with in order to borrow.  An $18 commitment fee was paid by Telular and will be amortized over the new term of the loan.

As of March 31, 2011 and September 30, 2010, Telular had no outstanding borrowings and was in full compliance with all financial covenants.

10.           Commitments

Telular has entered into agreements with Speedy-Tech Electronics Ltd. (“Speedy”) and Creation Technologies Wisconsin Inc. (“Creation”) to manufacture final assemblies of Telular’s products.  Creation also provides fulfillment services to Telular.  The agreement with Speedy may be terminated upon 90 days prior written notice to either party. The agreement with Creation may be terminated upon six months prior written notice to either party.  Under both agreements, Telular has the right to offset amounts due to Telular against amounts owed to the respective vendor by Telular.  As of March 31, 2011, Telular had $2,217 and $1,411 in open purchase commitments with Speedy and Creation, respectively.

11.           Major Customers

For the three months ended March 31, 2011 and 2010, Telular derived approximately $4,790 (38%) and $4,348 (38%), respectively, of its total revenue from one customer located in the United States.

For the six months ended March 31, 2011 Telular derived approximately $9,481 (39%) of its total revenue from one customer located in the United States.  For the six months ended March 31, 2010 Telular derived approximately $11,035 (45%) of its total revenue from two customers located in the United States.

Trade accounts receivable from these customers totaled $513 at March 31, 2011 and $549 at September 30, 2010.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited, in thousands, except share data)

12.           Export Sales

Telular exports its products to three regions around the world:  Central America / Latin America (“CALA”), Europe / Africa (“EA”) and Asia / Middle East (“AME”).  Export sales are summarized in the tables below:

Three Months Ended March 31, 2011 and 2010:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2011 sales	$184	$4	$5	$193	$12,299	$12,492
Region's sales as % of
total export sales	95.34%	2.07%	2.59%	100.00%
Region's sales as % of
Total Telular sales	1.47%	0.03%	0.04%	1.54%	98.46%	100.00%

Fiscal 2010 sales	$8	$41	$17	$66	$11,290	$11,356
Region's sales as % of
total export sales	12.12%	62.12%	25.76%	100.00%
Region's sales as % of
Total Telular sales	0.07%	0.36%	0.15%	0.58%	99.42%	100.00%

Six Months Ended March 31, 2011 and 2010:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2011 sales	$184	$4	$19	$207	$24,375	$24,582
Region's sales as % of
total export sales	88.89%	1.93%	9.18%	100.00%
Region's sales as % of
Total Telular sales	0.75%	0.01%	0.08%	0.84%	99.16%	100.00%

Fiscal 2010 sales	$400	$78	$47	$525	$23,853	$24,378
Region's sales as % of
total export sales	76.19%	14.86%	8.95%	100.00%
Region's sales as % of
Total Telular sales	1.64%	0.32%	0.19%	2.15%	97.85%	100.00%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
 (Unaudited, in thousands, except share data)

13.          Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2011	2010
Supplemental disclosure of cash flow information:
Income taxes paid	$144	$37

Supplemental disclosure of non-cash investing and financing activities:
Restricted common stock units awarded as compensation -
192,068 and 48,353 shares, respectively	$167	$37

Dividend equivalent units awarded to holders of restricted common stock units -
48,265 and 0 shares, respectively	$262	$-

12.          Subsequent Events

On May 5, 2011, Telular announced the declaration of a regular quarterly dividend of $0.10 per share, payable on May 23, 2011 to shareholders of record at the closing of business on May 16, 2011. Telular estimates the cost of this dividend to be approximately $1,503 depending on the number of shares outstanding at the time of the dividend.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands except when referring to units)

Forward Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Telular includes certain estimates, projections and other forward-looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934 in its reports and in other publicly available material. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements. These statements reflect management’s judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, customer growth and retention, pricing, operating costs and the economic environment.

The words “estimate”, “project”, “intend”, “expect”, “believe”, “target” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are found throughout Management’s Discussion and Analysis.  The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report.  Except as required by law, Telular is not obligated to publically release any revisions to forward-looking statements to reflect events after the date of this report or unforeseen events.

Introduction

Telular develops products and services that utilize wireless networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings are created through Telular’s historical competence in developing cellular electronics along with utilizing the data transport capabilities of today’s commercial wireless networks.

Telular generates a majority of its revenue through the sale and delivery of machine-to-machine (“M2M”) and event monitoring services, such as its Telguard and TankLink services. A portion of its revenue comes from the sale of specialty cellular hardware products designed by Telular for use exclusively with its M2M services.  Although Telular has a wide base of customers in the Western Hemisphere, much of its revenue is generated from a small number of major customers. Telular's operating expense levels are based in large part on its expectations for its future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and Telular's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Item 1A, Risk Factors.

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

The following discussion describes areas of product delivery and research either undertaken or anticipated in fiscal 2011.

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

Competition

Telular believes its advantages over the competition include:

Greater Focus –Telular is focused on creating M2M solutions, which we develop by combining our historical competency in designing cellular networking electronics with the data transport capabilities of commercial wireless networks. This focus allows us to develop products best suited to our customers’ needs, resulting in products that are easier to install and maintain and are more reliable.  Our primary competitors have the bureaucracy normally associated with large companies and the management distraction associated with overseeing a broad array of products and services, many of which are unrelated to one another.

More Experience – Telular has been in the cellular electronics business for over 20 years. We have deployed products in more than 130 countries worldwide, reflecting the quality, reliability and innovation of our product portfolio.

Broader Product Offerings –Telguard, our largest line of business, includes a more diverse set of hardware products than any of our competitors and we believe this gives our customers a greater selection of devices from which to choose.

Economies of Scale –Telguard’s fully integrated end-to-end cellular solution is now utilized by over 569,000 individual subscribers, which helps to minimize costs on a per user basis.  This large customer base also reflects our significant experience and demonstrates credibility to the market.

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

There are several companies that compete with Telular’s Telguard products and services.  These primary competitors include:  Honeywell, DSC, Numerex and Alarm.com.  Based on internal estimates, Telular believes it has a significant portion of the market share for cellular alarm communicators, having introduced the first such device for digital cellular networks in March 2006.  Demand for cellular communicators has increased markedly over the past year.  We believe this is due to consumers eliminating traditional telephone lines and therefore, requiring a cellular communicator to enable a home security system.  If this trend continues, Telular believes that Telular and its competitors will continue to see substantial demand for products and related services.

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

With regard to the Fixed Cellular Terminals, or “FCTs”, sold by Telular, there are a large number of competitors that manufacture and sell FCTs.  They include:  Ericsson, Axesstel, YX and numerous other manufacturers in Asia and elsewhere. Much of the demand for these terminals is outside the United States and demand is concentrated among the large wireless carriers that operate in various countries around the world.  Competition is based on reputation, features and pricing.  Telular’s products have historically sold well in Latin America and Telular is able to realize an acceptable selling price due to Telular’s reputation for quality products in that region.  The FCT business is not a primary focus of Telular but it continues to earn an acceptable contribution margin and will be maintained for as long as it continues to do so.

Telular has granted a license for its patents to Ericsson and currently faces competition for FCT sales from Ericsson.

OUTLOOK

The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

Telular expects to expend most of its market and product development resources on the M2M space, including continuing to capitalize on its favorable market position in the domestic security alarm market by virtue of its well-regarded Telguard offerings, as well as continuing to improve overall penetration in the tank level monitoring market through TankLink.  Due to uncertainties in international markets and pending new product introductions, Telular is unable to forecast results and resource allocations for FCT products.

UNIT SALES

During the second quarter of fiscal 2011, Telular sold approximately 21,000 Telguard units, compared with approximately 26,000 Telguard units for the same period in fiscal 2010, primarily due to the change in pricing terms within agreements between ADT and its network of authorized dealers.  This change in pricing terms occurred in the latter half of the second quarter of fiscal 2010.  We sold approximately 1,300 tank monitoring units in the second quarter of fiscal 2011, as compared to sales of 300 tank monitoring units in the second quarter of fiscal 2010.  The increase was primarily due to increased marketing and sales efforts.  Our Telguard subscriber base shrunk in the quarter to approximately 569,000, from 572,000 subscribers at the end of the first quarter of fiscal 2011.  This decline was due primarily to a continuing account reconciliation project by a major customer which resulted in the deactivation of an unusually high number of units.  Telular is aware of at least 29,000 additional deactivations that will occur in the third fiscal quarter as this reconciliation project continues. Comparing fiscal year 2011 to 2010, Telguard’s subscriber base increased by 11,000 subscribers from a base of approximately 558,000 as of March 31, 2010 to a base of approximately 569,000 at March 31, 2011.

For the first six months of fiscal year 2011, Telular sold approximately 40,000 Telguard units, compared with approximately 64,000 Telguard units for the same period in fiscal 2010, primarily due to the change in pricing terms within agreements between ADT and its authorized dealers as mentioned above.  We sold approximately 3,400 tank monitoring units in the first six months of fiscal 2011 as compared to sales of 1,900 tank monitoring units in the first six months of fiscal 2010.

REVENUE TRENDS

While product sales have fluctuated due to economic conditions at times, service revenues have grown consistently. As we successfully added new subscribers, service revenue increased to 62% of sales in the second quarter fiscal 2011as compared to 60% of sales in the same period of last year and represents 61% of total sales for the first six months of fiscal 2011, compared to 54% for the first six months of fiscal 2010.

Telguard service average revenue per unit, or ARPU, was $4.08 for the second quarter of fiscal 2011, as compared to $3.94 for the same period of fiscal 2010, and was $4.06 for the six month period ended March 31, 2011, as compared to $3.94 for the same period of fiscal 2010. The increase in ARPU was due to the combination of adding new subscribers during the three and six month periods ended March 31, 2011 while eliminating lower ARPU customers as a result of the account reconciliation project of a major customer.

TankLink service ARPU was $12.45 for the second quarter of fiscal 2011 as compared to $6.72 for the same period of fiscal 2010. The increase in ARPU is a result of the purchase of the higher ARPU customer base from SmartLogix. TankLink is now dealing directly with the end-user customers. TankLink service ARPU was $9.48 for the six months ended March 31, 2011 as compared to $6.81 for the same period in fiscal year 2010.

RECENT DEVELOPMENTS

On May 5, 2011, Telular announced the declaration of a regular quarterly dividend of $0.10 per share, payable on May 23, 2011 to shareholders of record at the close of business on May 16, 2011.

Results of Operations

Second quarter fiscal year 2011 compared to second quarter fiscal year 2010

Revenues and Cost of Sales

			Change
	2011	2010	Amount	Percentage
Net product sales
Monitoring Equipment	$3,729	$3,753	$(24)	-1%
Terminal	979	803	176	22%
Total product revenues	4,708	4,556	152	3%
Service revenues	7,784	6,800	984	14%
Total revenues	12,492	11,356	1,136	10%

Cost of sales
Products	3,455	3,945	(490)	-12%
Services	3,037	2,796	241	9%
	6,492	6,741	(249)	-4%
Gross margin	$6,000	$4,615	$1,385

Revenues

Product revenues increased 3% primarily due to the 22% increase in domestic and international sales of our terminal equipment and a 313% increase in tank monitoring sales.  Demand for terminal products tends to fluctuate period by period. The significant increase in tank monitoring product sales was due to the impact of the SMARTank line of business.  Telular purchased the net assets underlying this line of business from SmartLogix on January 7, 2011 and is now dealing directly with the end-user customers, resulting in higher revenues.  Revenues from sales of our Telguard monitoring equipment decreased 16% due to the change in pricing terms within agreements between ADT and its network of authorized dealers.  This change in pricing occurred late in the second quarter of fiscal 2010.  Approximately 22,600 Telguard and TankLink units were sold during the second quarter of fiscal 2011, compared to approximately 26,600 units sold in the same period of fiscal 2010, while our average selling price for both Telguard and TankLink products increased in the second quarter of fiscal 2011 as compared to the same period of fiscal 2010.

Service revenues increased 14% overall due to an increase of 8% for Telguard service and 128% for TankLink service.  For Telguard, the increase in service revenue was due to an increase in the overall subscriber base and an increase in ARPU.  During the second quarter of fiscal 2011, over 21,000 new subscribers were activated, and the period ended with over 569,000 subscribers, as compared to 33,000 new activations in the second quarter of 2010 and approximately 558,000 subscribers at the end of the same period.  The increase in new subscribers was limited by the deactivations of units related to an ongoing account reconciliation project by a major customer.  Telguard ARPU increased to $4.08 for the second quarter of fiscal 2011 as compared to $3.94 for the same period of fiscal 2010.  TankLink service revenue increased due the higher ARPUs realized during the second quarter of 2011 as a result of the acquisition of SMARTank, and specifically, the subsequent ability to bill more end-user customers directly.

Cost of Sales

The decrease in products cost of sales of 12% in the second quarter of fiscal 2011 as compared to the same period of fiscal 2010 is due primarily to reduced per unit production costs as a result of continued re-engineering of our products.  The increase in services cost of sales of 9% is due to increased subscribers and one time charges incurred to migrate subscribers to a new carrier.

Total gross margin, as a percentage of sales, was 48% for the second quarter of fiscal 2011 as compared to 41% for the same period last year. Product gross margin was 27% for the second quarter of fiscal 2011 as compared to 13% for the same period last year.  This increase reflects reduced production costs and increased margins related to sales we made directly to end-user customers as a result of the SMARTank business line purchase. Service gross margin, as a percentage of sales, was 61% for the second quarter of fiscal 2011 as compared to 59% for the same period last year.

 Operating Expenses

			Change		% of Revenues
	2011	2010	Amount	Percentage	2011	2010

Engineering and development	$1,042	$1,254	$(212)	-17%	8%	11%
Selling and marketing	1,683	1,571	112	7%	13%	14%
General and administrative	1,819	1,531	288	19%	15%	13%
	$4,544	$4,356	$188		36%	38%

Engineering and Development

The decrease of $212 (17%) in engineering and development was primarily due to:
●	$215 decrease is salaries and payroll related expenses due to a reduction in headcount that occurred in the third quarter of fiscal 2010; and,
●	$30 decrease in consulting expenses as a result of reduced utilization of contract engineers.

Offsetting these reductions was a $33 increase in office expenses primarily related to an increase in annual software licensing fees.

Selling and Marketing

The increase in selling and marketing of $112 (7%) was primarily due to:
●	$75 increase in services related to customer support services provided by SmartLogix on behalf of TankLink as a result of Telular’s purchase of the SMARTank business unit from SmartLogix;
●	$23 increase in travel primarily due to increased customer visits and additional trade shows; and,
●	$14 increase in various expense items such as marketing collateral and general office supplies.

General and Administrative

The increase of $288 (19%) was primarily due to increases of:
●	$153 increase in amortization expense related to intangibles recorded as a result of the purchase of the SMARTank business unit;
●
$96 increase in non-income taxes primarily related to the State of Delaware’s franchise tax calculation which is based on total assets.
Telular’s total assets increased significantly in fiscal 2010 as a result of eliminating the valuation allowance and recognizing approximately
$34,000 of net deferred tax assets;

●	$39 increase in professional fees primarily due a special project performed by a compensation consultant.

Other Income

Other income for the three months ended March 31, 2011 decreased $69 to $10 from $79 for the same period of fiscal 2010. This decrease was primarily due to a loss of interest income.  In fiscal 2010 Telular was receiving interest on the outstanding trade receivable from SmartLogix. This trade receivable, approximately $4,484, was forgiven as part of the consideration for the purchase of the SMARTank business unit on January 7, 2011 from SmartLogix.

Income Taxes

The provision for income taxes increased $1,334 to $1,355 for the second quarter of fiscal 2011 as compared to $21 for the same period of fiscal 2010 primarily as a result of reinstating a valuation allowance for state net deferred tax assets related to state net operating losses. The State of Illinois increased its corporate income tax rate from 7.3% to 9.5% in January 2011.  The State also suspended the use of net operating losses to offset current taxable income for three years. Telular implemented a tax strategy to minimize current state taxes payable.  This strategy resulted in recording a current tax provision of $69 and a deferred tax provision of $1,285 for the three months ended March 31, 2011, as compared to current tax provision of $22 and a deferred tax provision of $0 for the same period of fiscal 2010. Telular had no deferred tax provision for the first quarter of fiscal 2010 because there was a full valuation allowance applied to the net deferred tax assets.

First six months of fiscal year 2011 compared to the first six months of fiscal year 2010

Revenues and Cost of Sales

			Change
	2011	2010	Amount	Percentage
Net product sales
Monitoring Equipment	$7,361	$9,408	$(2,047)	-22%
Terminal	2,117	1,716	401	23%
Total product revenues	9,478	11,124	(1,646)	-15%
Service revenues	15,104	13,254	1,850	14%
Total revenues	24,582	24,378	204	1%

Cost of sales
Products	7,120	9,150	(2,030)	-22%
Services	5,873	5,397	476	9%
	12,993	14,547	(1,554)	-11%
Gross margin	$11,589	$9,831	$1,758

Revenues

Product revenues decreased 15% primarily due to a 33% decrease in the sales of our Telguard products.  The decrease was due to the change in pricing terms within agreements between ADT and its network of authorized dealers, resulting in reduced sales volume.  Offsetting the decrease in Telguard products was a 108% increase in tank monitoring equipment and accessories and a 23% increase in Terminal products.  The increase in tank monitoring products was primarily due to increased sales related to the purchase of the SMARTank business line from SmartLogix.  The increase in Terminal products was primarily due to several large purchases from a single domestic customer.

Service revenues increased 14% primarily due to increased ARPUs on both security and tank monitoring activations.  Telguard’s ARPU was $4.06 per unit for the first six months of fiscal 2011, as compared to $3.94 for the same period last year.  TankLink’s ARPU was $9.48 for the first six months of fiscal 2011, as compared to $6.81 for the same period last year.  The number of Telguard net activations for the first six months of fiscal 2011 was approximately 1,000 as compared to approximately 58,000 for the same period of last year.  This decrease reflects both the reduced sales of units related to the change in pricing terms initiated by ADT with its authorized dealers and the continuing account reconciliation project by a major customer which resulted in the deactivation of a significant number of units.  For the six month period ended March 31, 2011, there were approximately 569,000 Telguard subscribers and approximately 20,000 TankLink subscribers as compared with approximately 558,000 Telguard subscribers and approximately 17,000 TankLink subscribers for the six month period ended March 31, 2010.

Cost of Sales

The decrease in products cost of sales of 22% in the first six months of fiscal 2011 as compared to the same period of fiscal 2010 is due to lower sales volume of our Telguard monitoring equipment, and a reduction of production costs as a result of continue re-engineering of our products. The increase in services cost of sales of 9% is due to increased subscribers and one time charges incurred to migrate subscribers to a new carrier.

Total gross margin, as a percentage of sales, was 47% for the first six months of fiscal 2011 as compared to 40% for the same period last year.  Product gross margin was 25% for the first six months of fiscal 2011 as compared to 18% for the same period last year.  This increase reflects reduced production costs and increased margins related to sales to end-user customers as a result of the SMARTank business line purchase.  Service gross margin, as a percentage of sales, was 62% for the first six months of fiscal 2011 as compared to 59% for the same period last year.

Operating Expenses

			Change		% of Revenues
	2011	2010	Amount	Percentage	2011	2010

Engineering and development	$2,236	$2,508	$(272)	-11%	9%	10%
Selling and marketing	3,481	3,185	296	9%	14%	13%
General and administrative	3,905	2,981	924	31%	16%	12%
	$9,622	$8,674	$948		39%	36%

Engineering and Development

Engineering and development expenses decreased $272 (11%) primarily due to decreases of:
●
$204 in payroll and related benefits due to staff reductions that occurred at the start of the third quarter in fiscal 2010.
Some of these positions remain open but it is management’s intent to fill them in the future; and,

●	$68 in consulting expenses as a result of reduced utilization of contract engineers.

Selling and Marketing

Selling and marketing expenses increased $296 (9%) primarily due to increases of:
●	$230 in payroll related expenses due to a $230 special bonus paid to holders of stock options in conjunction with the payment of Telular’s first quarter dividend;
●	$145 in marketing expenses which include general advertising, trade shows and collateral and brochures;
●
$81 in third-party services, primarily due to a two-year service agreement with SmartLogix.  SmartLogix is providing monthly customer support services in conjunction with Telular’s purchase of the SMARTank business unit from  SmartLogix; and,

●	$32 in travel expenses.
Offsetting these increases was a decrease of $139 in salary and related benefits and a decrease of $53 in third party commissions. The reduction in salaries and related benefits were due to staff reductions.

General and Administrative

General and administrative expenses increased $924 (31%) primarily due to increases of:
●	$569 related to the special bonus paid to holders of stock options in conjunction with the payment of Telular’s first quarter dividend;
●	$407 in professional fees related to tax consulting, compensation consultant, accounting fees and directors’ non-cash compensation related to issuance of stock awards;
●	$155 in amortization expenses due to the intangibles recorded as a result of the purchase of the SMARTank business unit; and,
●	$81 in non-income taxes primarily due to increase in franchise taxes paid to the State of Delaware.
Offsetting these increases was a decrease of $182 in medical benefits and non-cash compensation related to stock awards, and a decrease of $106 in legal fees.

Other Income

Other income decreased $46 primarily due to a decrease in interest income. In fiscal 2010 Telular was receiving interest on the outstanding trade receivable from SmartLogix. This trade receivable, approximately $4,484, was forgiven as part of the consideration for the purchase of the SMARTank business unit on January 7, 2011 from SmartLogix.

Income Taxes

The provision for income taxes increased $1,555 to $1,597 for the six months ended March 31, 2011 as compared to $42 for the same period of fiscal 2010, primarily as a result of reinstating a valuation allowance for state net deferred tax assets related to state net operating losses. The State of Illinois increased its corporate income tax rate from 7.3% to 9.5% in January 2011.  The State also suspended the use of net operating losses to offset current taxable income for three years. Telular implemented a tax strategy to minimize current state taxes payable.  This strategy resulted in recording a current tax provision of $94 and a deferred tax provision of $1,502 for the six months ended March 31, 2011, as compared to current tax provision of $42 and a deferred tax provision of $0 for the same period of fiscal 2010. Telular had no deferred tax provision for the six month of fiscal 2010 because there was a full valuation allowance applied to the net deferred tax assets.

Liquidity

Management regularly reviews net working capital in addition to available cash to determine if it has enough cash to operate the business. On March 31, 2011, Telular had $9,442 of unrestricted cash and cash equivalents and working capital of $12,548, compared to cash and cash equivalents of $27,678 and working capital of $34,046 on September 30, 2010. Effective on January 22, 2011, Telular executed an Amended and Restated Loan and Security Agreement with SVB (the “Amended Loan Agreement”).  Under the Amended Loan Agreement, the term was extended for a new two year period, and total maximum borrowings remain at $10 million.  Though many of the terms and conditions were unchanged, including the maximum interest rates, some key differences include the ability for Telular to borrow up to $7 million under a revolving line of credit, with the ability to convert up to $5 million of borrowings under the revolver into a three year term loan.  Additionally, the amount available under the facility is no longer limited by the amount of eligible accounts receivable.  Instead, there are certain financial covenants that Telular must comply with in order to borrow.  An $18 commitment fee was paid by Telular and will be amortized over the new term of the loan.

Operations

Telular generated $7,912 of cash from operations during the first six months of fiscal year 2011 compared to cash generated of $6,146 during the same period of fiscal year 2010. The components of cash generated for the first six months of fiscal 2011 are as follows:

$ 2,710	The increase in trade accounts receivable is due primarily to the elimination of $4,484 of trade accounts receivable due from SmartLogix. This receivable was included as part of the consideration in the purchase of the SMARTank business unit from SmartLogix.
1,198	The decrease in inventory reflects Telular's continued inventory strategy to sell from existing stock while reducing production levels.
78	Trade accounts payable primarily consists of amounts due to Telular's contract manufacturers. The increase reflects increased purchases from our contract manufacturers, mostly during the last month of the quarter. These vendors have extended payments terms, thereby increasing the overall trade accounts payable balance at March 31, 2011.
547	The increase in accrued liabilities was primarily due to $1,143 of accrued earnout recorded in connection with the acquisition of the SMARTank business unit, offset with a $596 decrease related to payments for bonuses, royalties and co-op advertising and the reduction in liability balances related to reduced sales volumes such as agent commissions, professional fees and certain operating expenses.
3,309	Non-cash expenses: $1,012 from stock based compensation; $498 depreciation expense; $296 amortization expense;
$1,502 increase in deferred tax provision primarily due to increasing the valuation allowance for additional state net operating losses Telular estimates that it will not be able to utilize in future periods due to changes in the Illinois tax law; and $1 from loss on disposal of operating assets.
(431)	Net cash use by other working capital items, primarily prepaid expenses related to trade shows.
501	Income from continuing operations; cash provided.
$ 7,912	Total cash provided by continuing operations

Investing Activities

Investing activities used $8,510 of cash for the first six months of fiscal 2011 from the acquisition of the SMARTank business unit from SmartLogix and the acquisition of capital equipment. This compares to cash used by investing activities of $397 for the same period of fiscal 2010 from the purchase of capital equipment.

Financing Activities

 Financing activities used $17,638 of cash for the first six months of fiscal 2011 related primarily to the payment of a cash dividend of $17,878.  Additionally, Telular generated cash of $240 from the exercise of stock options.  For the same period of fiscal year 2010, cash of $121 was generated from the exercise of stock options and there were no dividend payments made in the first six month of fiscal 2010. Telular expects to use approximately $1,500 of cash per quarter going forward as a result of the recently announced regular quarterly dividend.

Critical Accounting Policies

Telular’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Telular believes that the following represent the critical accounting policies that currently affect the presentation of Telular’s financial condition and results of operations.

Allowance for Doubtful Accounts

Telular maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payment for products and services.  Telular evaluates the collectability of customer receivables by considering the payment history and the financial stability of its customers.  If Telular believes that an account receivable may not be collected, a charge is recorded to the allowance account. At March 31, 2011 and September 30, 2010, the allowance for doubtful accounts related to trades accounts receivable from continuing operations was $20 and $17, respectively.

Reserve for Obsolescence

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Telular currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. Telular also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At March 31, 2011, and September 30, 2010, the inventory reserves were $344 and $408, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Reserve for Warranty

Telular maintains a reserve for products that are returned within Telular’s warranty period due to inoperability. Telular has different warranty periods for its different product groups: the security monitoring products have a 24 month warranty period; the tank monitoring products have a 12 month warranty period; and, the terminal products have a 15 month warranty period. Significant management judgment is required to determine the warranty reserve. Telular utilizes historical information regarding units returned within the appropriate warranty period and the costs incurred to repair returned units. Telular then estimates required warranty reserves for future products that may be returned. At March 31, 2011 and September 30, 2010, the warranty reserve was $81 and $95, respectively.

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

Telular has recorded significant valuation allowances that are intended to be maintained until it is more likely than not the deferred tax asset will be realized. The current valuation allowance of $12,057 is primarily for estimated federal and state net operating losses that will expire before they can be realized.  The realization of the remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction.  Significant factors that could negatively impact Telular’s determination of the recognition of the net deferred tax assets would be changes in the ownership of Telular and changes in tax laws and rates.  Based on Internal Revenue Code Section 382 (“Section 382”), changes in the ownership of Telular may limit the utilization of net operating loss carryforwards. Any Section 382 limitation may require that Telular record an additional valuation allowance against its deferred tax assets. Management is not aware, at this time, of any such ownership changes that would have a negative impact on the recognition of the net deferred tax assets. Any reduction in future taxable income may require that Telular record an additional valuation allowance against the deferred tax assets An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on Telular’s future earnings.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.  The State of Illinois increased its corporate income tax rate from 7.3% to 9.5% in January 2011. The State also suspended the use of net operating losses to offset current taxable income for three years. Telular implemented a tax strategy that would lower taxable income apportioned to Illinois, thereby lowering the current state tax payable. This strategy reduced Telular’s estimated use of future net operating losses in Illinois, resulting in the increase in the valuation allowance against the net deferred tax assets which increased Telular’s deferred tax provision.

Under the uncertain tax position provisions of ASC 740, Income Taxes, Telular would recognize liabilities for tax issues in the U.S based on Telular’s estimate of whether, and the extent to which, additional taxes will be due.  These tax liabilities would be recorded in income taxes in the Consolidated Balance Sheets.  As of March 31, 2011, Telular has no uncertain tax positions recorded in its financial statements.

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

During the quarter ended March 31, 2011, there were no changes in Telular’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, which have materially affected, or are reasonably likely to materially affect, Telular’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as previously filed with the SEC, which is hereby incorporated by reference, and the information under Forward-Looking Statements included in this report.  At March 31, 2011, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. REMOVED AND RESERVED

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following documents are filed as Exhibits to this report:

Number	Description	Reference

3.1	Certificate of Incorporation	Incorporated by reference From Exhibit 3.1 to Registration Statement No. 33-72096 (the Registration Statement)

3.2	Amendment No. 1 to Certificate of Incorporation	Incorporated by reference From Exhibit 3.2 to the Registration Statement

3.3	Amendment No. 2 to Certificate of Incorporation	Incorporated by reference From Exhibit 3.3 to the Registration Statement

3.4	Amendment No. 3 to Certificate of Incorporation	Incorporated by reference From Exhibit 3.4 to Form 10-Q filed February 16, 1999

3.5	Amendment No. 4 to Certificate of Incorporation	Incorporated by reference From Exhibit 3.5 to Form 10-Q filed February 16, 1999

3.6	By-Laws	Incorporated by reference From Exhibit 3.4 to the Registration Statement

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation

Date	May 16, 2011	By:	/s/ Joseph A. Beatty
Joseph A. Beatty
President and Chief Executive Officer

Date	May 16, 2011	By:	/s/ Jonathan M. Charak
Jonathan M. Charak
Chief Financial Officer

Date	May 16, 2011	By:	/s/ Robert Deering
Robert Deering
Controller and Chief Accounting Officer

Exhibit Index

Number	Description	Reference

3.1	Certificate of Incorporation	Incorporated by reference From Exhibit 3.1 to Registration Statement No. 33-72096 (the Registration Statement)

3.2	Amendment No. 1 to Certificate of Incorporation	Incorporated by reference From Exhibit 3.2 to the Registration Statement

3.3	Amendment No. 2 to Certificate of Incorporation	Incorporated by reference From Exhibit 3.3 to the Registration Statement

3.4	Amendment No. 3 to Certificate of Incorporation	Incorporated by reference From Exhibit 3.4 to Form 10-Q filed February 16, 1999

3.5	Amendment No. 4 to Certificate of Incorporation	Incorporated by reference From Exhibit 3.5 to Form 10-Q filed February 16, 1999

3.6	By-Laws	Incorporated by reference From Exhibit 3.4 to the Registration Statement

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith