Form 10-Q
period 2011-06-30
TELULAR CORP
filed 2011-08-09
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	__	Accelerated filer	__
Non-accelerated filer	X	Smaller reporting company	__
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No X

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, as of August 3, 2011, the latest practicable date, was 15,101,947 shares.

TELULAR CORPORATION
Index

Part I - Financial Information	Page No.

Item 1. Financial Statements:

Consolidated Balance Sheets
June 30, 2011 (unaudited) and September 30, 2010	3

Consolidated Statements of Operations (unaudited)
Three and Nine Months Ended June 30, 2011 and
June 30, 2010	4

Consolidated Statement of Stockholders’ Equity (unaudited)
Nine Months Ended June 30, 2011	5

Consolidated Statements of Cash Flows (unaudited)
Nine Months Ended June 30, 2011 and
June 30, 2010	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

Item 4T. Controls and Procedures	31

Part II - Other Information

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Removed and Reserved	31

Item 5. Other Information	31

Item 6. Exhibits	32

Signatures	33

Exhibit Index	34

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,013	$27,678
Trade accounts receivable, net	5,989	7,056
Inventories, net	4,137	4,821
Deferred taxes	246	336
Prepaid expenses and other current assets	941	290
Total current assets	21,326	40,181

Property and equipment, net	2,167	2,169
Other assets:
Goodwill	7,502	3,159
Intangible assets, net	3,692	1,297
Long term deferred taxes	33,003	34,698
Other	47	47
Total other assets	44,244	39,201
Total assets	$67,737	$81,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$3,215	$3,201
Accrued liabilities	3,898	2,873
Income taxes payable	-	61
Total current liabilities	7,113	6,135

Long term deferred taxes payable	420	529
Other long term liabilities	329	-
Total long term liabilities	749	529
Total liabilities	7,862	6,664

Stockholders' equity:
Common stock; $.01 par value; 75,000,000 shares authorized;19,678,408 and 19,449,052 shares issued at June 30, 2011 and September 30, 2010, respectively	197	195
Additional paid-in capital	180,776	178,634
Dividends	(19,692)	-
Accumulated deficit	(91,833)	(94,369)
Treasury stock, at cost; 4,577,163 sharesat June 30, 2011 and September 30, 2010, respectively	(9,573)	(9,573)
Total stockholders' equity	59,875	74,887
Total liabilities and stockholders' equity	$67,737	$81,551

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Revenue
Net product sales	$4,837	$3,948	$14,315	$15,072
Service revenue	7,987	7,054	23,091	20,308
Total revenue	12,824	11,002	37,406	35,380

Cost of sales
Net product cost of sales	3,312	3,310	10,432	12,460
Service cost of sales	2,543	2,704	8,416	8,101
Total cost of sales	5,855	6,014	18,848	20,561

Gross margin	6,969	4,988	18,558	14,819

Operating expenses
Engineering and development expenses	1,122	1,044	3,358	3,552
Selling and marketing expenses	1,970	1,382	5,451	4,567
General and administrative expenses	1,587	1,659	5,492	4,640
Total operating expenses	4,679	4,085	14,301	12,759

Income from operations	2,290	903	4,257	2,060
Other income, net	-	99	131	276
Net income before income taxes	2,290	1,002	4,388	2,336
Provision for income taxes	255	42	1,852	84
Net income	$2,035	$960	$2,536	$2,252

Income per common share:
Basic	$0.14	$0.06	$0.17	$0.15
Diluted	$0.13	$0.06	$0.16	$0.15

Cash dividends paid per weighed average common share	$0.10	$-	$1.29	$-

Weighted average number of common shares outstanding:
Basic	15,072,061	14,939,803	15,008,214	14,937,170
Diluted	16,017,257	15,325,862	15,868,051	15,351,480

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)
(Unaudited)

	Common Stock and						Total
	Additional Paid-In						Stock-
	Capital			Accumulated	Treasury Stock		holders'
	Amount	Shares	Dividends	Deficit	Amount	Shares	Equity

Balance at September 30, 2010	$178,829	19,449	$-	$(94,369)	$(9,573)	(4,577)	$74,887

Comprehensive income:
Net income	-	-	-	2,536	-	-	2,536

Stock based compensation expense	872	-	-	-	-	-	872

Stock options exercised	491	137	-	-	-	-	491

Stock awards issued	475	92	-	-	-	-	475
Dividends paid	-	-	(19,386)	-	-	-	(19,386)

Dividend equivalent units issued	306	-	(306)	-	-	-	-

Balance at June 30, 2011	$180,973	19,678	$(19,692)	$(91,833)	$(9,573)	(4,577)	$59,875

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2011	2010
Operating Activities:
Net income	$2,536	$2,252
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	771	635
Amortization	519	217
Stock based compensation expense	1,347	1,275
Loss on disposal of operating assets	10	22
Deferred income taxes	1,676	-
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	1,505	1,303
Inventories	1,120	2,066
Prepaid expenses and other assets	(565)	(243)
Trade accounts payable	(16)	257
Accrued liabilities	994	(387)
Income taxes payable	68	18
Net cash provided by operating activities of continuing operations	9,965	7,415

Investing Activities:
Acquisition of property and equipment	(685)	(582)
Purchase of business	(7,921)	-
Net cash used in investing activities of continuing operations	(8,606)	(582)

Financing Activities:
Proceeds from the exercise of stock options	362	153
Payment of dividends	(19,386)	-
Purchases of treasury stock, at cost	-	(295)
Net cash used in financing activities of continuing operations	(19,024)	(142)

Net increase (decrease) in cash and cash equivalents	(17,665)	6,691

Cash and cash equivalents, beginning of period	27,678	17,904
Cash and cash equivalents, end of period	$10,013	$24,595

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited, in thousands, except share data)

1.           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2011. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2010. The amounts presented herein are in U.S. dollars and are in thousands, except for per share information.

.
2.           Summary of Significant Accounting Policies

Financial Instruments
Financial instruments that potentially subject Telular Corporation (”Telular”) to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and trade accounts payable. The credit risks related to cash and cash equivalents are limited to Telular’s investments of cash in money market funds and the possibility that the per-unit value of these funds may decline below $1.00.  As of June 30, 2011 and September 30, 2010, the per-unit value of these funds was $1.00.

	June 30,	September 30,
	2011	2010

Cash	$9,930	$17,900
Money market funds	83	9,778
Total cash and cash equivalents	$10,013	$27,678

At June 30, 2011 and September 30, 2010, the majority of Telular’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank. All funds in Telular’s non-interest baring deposit account are currently fully insured by the FDIC. Telular regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments.  Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising the Telular’s customer base. For international sales, Telular generally receives payment in advance of shipment or irrevocable letters of credit that are confirmed by U.S. banks. Telular performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible. In determining the fair value of its financial instruments, Telular uses Level 1 guidance in which quoted prices in active markets that are unadjusted and accessible at the measurement for identical, unrestricted assets.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited, in thousands, except share data)

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

 The following table reconciles the dilutive effect of common stock equivalents:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Common Shares:
Basic weighted average common shares outstanding	15,072,061	14,939,803	15,008,214	14,937,170
Dilutive effect of stock options	653,320	235,608	628,596	280,487
Dilutive effect of restricted stock units	291,876	150,451	231,241	133,823
Dilutive effect of warrants	-	-	-	-
Total	16,017,257	15,325,862	15,868,051	15,351,480

Net Income	$2,035	$960	$2,536	$2,252

Income per common share:
Basic	$0.14	$0.06	$0.17	$0.15
Diluted	$0.13	$0.06	$0.16	$0.15

The following stock options, restricted stock units and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Stock options	449,200	1,733,788	461,700	1,610,038
Restricted stock units	-	48,353	707	48,353
Warrants	50,000	2,326,235	50,000	2,326,235
	499,200	4,108,376	512,407	3,984,626

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Also on February 1, 2011, Telular awarded 157,200 performance based RSUs to officers and employees, valued at $1,060, based on the price of Telular’s common stock on the date of issuance. These RSUs will be earned based on the level of achievement of certain fiscal 2011 performance measures and will vest ratably from the grant date through September 30, 2013. The actual number of performance based RSUs earned could fluctuate between 0% - 130% of the original grant, depending on the actual level of achievement of the performance targets. Each quarter, an estimate will be made as to the most likely level of achievement of the performance targets.  The amount of expense will be adjusted accordingly until the final determination of earned RSUs is made subsequent to Telular’s fiscal 2011 year end. At the determined date, the earned performance based RSUs will vest as follows: one-third immediately, one-third on September 30, 2012 and the remaining one-third on September 30, 2013.  Upon vesting, providing the recipient remains employed by Telular, Telular will issue common stock to the recipient. The expense will be recorded on a pro-rata basis over the vesting period.

Telular recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Stock based compensation:
Stock options	$76	$470	$322	$1,164
Restricted stock	259	59	550	111
Common stock	-	-	475	-
	$335	$529	$1,347	$1,275

Fair Value of Financial Instruments
At June 30, 2011 and September 30, 2010, Telular’s financial instruments included cash and cash equivalents, accounts receivable and accounts payable. The carrying values reported in the consolidated balance sheet for these financials instruments approximate their fair value.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited, in thousands, except share data)

Warranty
Telular provides warranty coverage for a period of 12 months in its tank monitoring equipment, 15 months on terminal products and 24 months on event monitoring products from the date of shipment.  A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.

The following table is a summary of Telular’s accrued warranty obligation for continuing operations:

	Nine Months Ended June 30,
	2011	2010

Balance at the beginning of the period	$95	$80
Warranty expense during the period	165	284
Warranty payments made during the period	(184)	(282)
Balance at the end of the period	$76	$82

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

On January 27, 2011, Telular declared a regular quarterly dividend of $0.10 per share of common stock payable on February 21, 2011 to shareholders of record on February 14, 2011.  In connection with the distribution of the dividends, Telular issued dividend equivalent units (“DEUs”) to director and employee  holders of RSUs at a total value of $43. The DEUs were then converted to RSUs at a per-unit value of $7.42, which represented the average of the high and low selling prices of Telular common stock traded on the dividend payment date of February 21, 2011. Telular paid $1,504 for the cash dividend and issued 5,843 RSUs.

On May 5, 2011, Telular declared a regular quarterly dividend of $0.10 per share of common stock payable on May 23, 2011, to shareholders of record on May 16, 2011. In connection with the distribution of the dividends, Telular issued dividend equivalent units (“DEUs”) to director and employee holders of RSUs at a total value of $44. The DEUs were then converted to RSUs at a per-unit value of $6.22, which represented the average of the high and low selling prices of Telular common stock traded on the dividend payment date of May  23, 2011. Telular paid $1,508 for the cash dividend and issued 7,068 RSUs.

Recently Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance about how to achieve common fair value measurements and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRSs”).The update provides for change in the wording used to describe many of the requirements in GAAP for measuring fair value, for disclosing information about fair value measurements and to improve consistency in application between GAAP and IFRSs. This guidance is effective for Telular’s second quarter in fiscal year 2012 and will be applied prospectively. Telular does not anticipate the adoption of this update to have a significant impact on the results of operations or financial position.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
 (Unaudited, in thousands, except share data)

In June 2011, the FASB issued authoritative guidance about the presentation of comprehensive income. The update provides an entity with the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with the total for other comprehensive income and a total amount for comprehensive income. The amendments in the update do not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or the tax effect of each component.  This guidance is effective for Telular’s second quarter in fiscal year 2012 and will be retrospectively. Telular does not anticipate the adoption of this update to have a significant impact on the results of operations or financial position.

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

Pursuant to the Asset Purchase Agreement (the “Agreement”), the preliminary aggregate purchase price was $7,921, which consisted of: $2,294 of cash paid directly to SmartLogix, $4,484 applied to the existing trade receivable balance due to TankLink from SmartLogix, and $1,143 of accrued earn-outs.  Under the Agreement, Telular agreed to purchase certain net working capital assets for cash, such as trade accounts receivables, inventory, leased monitoring equipment, and trade accounts payable and deferred revenue.  The total value of the net working capital of approximately $678 is included in the total cash paid to SmartLogix.  Pursuant to an earn-out provision contained in the Agreement, SmartLogix has the ability to earn a total of $2,400 over a two year period depending on the future performance of SMARTank.  The accrued earn-outs of $1,143 represent Telular’s best estimate of the actual amount of this future liability.  During the third quarter of fiscal 2011, Telular re-assessed the potential payments associated with the earn-out provisions and increased the accrual by $13. The charge was taken against operations.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The following summarized unaudited pro forma financial information for the full year ended September 30, 2010 and the nine months ended June 30, 2011, assumes the acquisition occurred as of October 1, 2009 and October 1, 2010, respectively:

	Twelve Months Ended	Nine Months Ended
	September 30, 2010	June 30, 2011

Net revenues	$52,163	$38,539
Net income	$38,225	$2,462
Basic income per common share	$2.56	$0.16
Diluted income per common share	$2.50	$0.16

Telular purchased the SMARTank business unit on January 7, 2011. Its operations were fully integrated with Telular’s operations for the entire third quarter of fiscal 2011. Therefore, pro forma financial information for the third quarter of fiscal 2011 is not required.

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
June 30, 2011
 (Unaudited, in thousands, except share data)

4.           Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit.  An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services.  Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	June 30,	September 30,
	2011	2010

Trade receivables	$6,018	$7,073
Less: allowance for doubtful accounts	(29)	(17)
	$5,989	$7,056

5.           Inventories

Inventories consist of the following:

	June 31,	September 30,
	2011	2010

Raw materials	$1,679	$1,823
Finished goods	2,784	3,406
	4,463	5,229
Less: reserve for obsolescence	(326)	(408)
	$4,137	$4,821

The reserve for obsolescence decreased by $82 primarily due to the disposal of parts that were no longer being used for the production of current finished goods and to the reworking of subassemblies so that they can be used in the production of current finished goods.

6.           Property and Equipment

Property and equipment consists of the following:

	June 30,	September 30,
	2011	2010

Furniture and fixtures	$104	$87
Computer equipment	3,224	2,824
Machinery and equipment	3,535	3,350
Leasehold improvements	459	430
Product certification costs	416	382
	7,738	7,073
Less accumulated depreciation and amortization	(5,571)	(4,904)
Property and equipment, net	$2,167	$2,169

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited, in thousands, except share data)

7.           Goodwill and Intangible Assets

Goodwill as of June 30, 2011 and September 30, 2010 was $7,502 and $3,159, respectively. The increase in goodwill of $4,343 relates to the purchase of the SMARTank business unit from SmartLogix. See footnote 3 - Business Combination, for a further discussion of the purchase of the SmartTank business unit.

Telular evaluates the fair value and recoverability of the goodwill annually during Telular’s third quarter or whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Telular evaluated the impairment of goodwill in the third quarter of fiscal 2011 as part of its annual review. Based on the impairment tests performed as of June 2011, Telular determined that the goodwill of $7,502 was not impaired.

Telular incurred $102 of costs related to patents and trademarks in fiscal year 2010, and an additional $14 of costs in fiscal year 2011.  The costs related to the trademark are complete and are being amortized beginning in fiscal year 2011.  The patent costs are not complete, and therefore have not yet been amortized.

Telular is amortizing these intangible assets over a period of 24 to 96 months.  The balances are as follows:

	Weighted Average	June 30, 2011			September 30, 2010
	Useful Life		Accumulated			Accumulated
	(in months)	Cost	Amortization	Net	Cost	Amortization	Net

Customer Relationships	67.5	$4,040	$(784)	$3,256	$1,230	$(366)	$864
Developed Technology	60.0	320	(176)	144	320	(128)	192
License Agreement	75.0	150	(29)	121	150	(11)	139
Non-Compete Agreement	36.0	20	(3)	17	-	-	-
Patents & Trademarks	60.0	116	(14)	102	102	-	102
Tradename	24.0	140	(88)	52	70	(70)	-
Total intangible assets		$4,786	$(1,094)	$3,692	$1,872	$(575)	$1,297

Telular reviews for the impairment of other intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  There were no events or changes in circumstances during the third quarter of fiscal 2011 that would indicate that the carrying amount of intangibles may not be recovered. The amortization expense for the three and nine month periods ended June 30, 2011 was $223 and $519, respectively.  For the three and nine month periods ended June 30, 2010, the amortization expense was $79 and $217, respectively.

Amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Fiscal Year
2011	$223
2012	893
2013	867
2014	711
2015	710
Thereafter	288
$3,692

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited, in thousands, except share data)

8.           Income Taxes

Telular has provided for income taxes based on U.S tax laws and rates. Deferred tax assets and liabilities are determined based on the difference between GAAP financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the three and nine months ended June 30, 2011 and 2010, income tax expense consisted of the following:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Current:
Federal	$53	$32	$101	$69
State	28	10	75	15
Current income tax provision	81	42	176	84

Deferred:
Federal	214	-	871	-
State	(40)	-	805	-
Deferred income tax provision	174	-	1,676	-
	$255	$42	$1,852	$84

Telular’s state deferred tax provision is abnormally high for the nine month period ending June 30, 2011 as a result of increasing the valuation allowance against net deferred tax assets.  In January of 2011, Illinois raised its corporate income tax rate to 9.5% from 7.3%. Additionally, Illinois suspended the utilization of net operating losses (“NOLs”) for three years. Telular adopted a tax strategy to minimize current tax liabilities to the State of Illinois. As a result of this strategy, and Illinois’ decision to suspend the utilization of NOLs, Telular determined that it would have to restore a portion of the previously reversed valuation allowance it had against its net deferred tax assets related to state NOLs. Increasing the valuation allowance resulted in an increase in the deferred tax provision..

Telular provided no deferred tax provision for the three and nine months ended June 30, 2010 because a full valuation allowance had been provided against the net deferred tax assets. In the fourth quarter of fiscal year 2010, Telular determined that is was more likely than not that it would be able to recognize, in the future, the benefits of certain deferred tax assets.  Therefore, the valuation allowances associated with these deferred tax assets were reversed and a deferred tax asset was recorded.

The provision for income taxes differs from the amount obtained by applying the statutory rate as follows for the three and nine month periods ended June 30:

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Provision for income taxes at statutory rate	34.0%	34.0%	34.0%	34.0%
Increases (decreases) in taxes resulting from:
Valuation allowance	-28.9%	-31.6%	8.2%	-31.8%
Effect of state rate change	0.0%	0.0%	-8.9%	0%
State taxes net of federal benefit	7.3%	0.7%	7.7%	0.4%
Other	-1.4%	1.1%	1.1%	1.0%
	11.1%	4.2%	42.2%	3.6%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
 (Unaudited, in thousands, except share data)

Telular recorded a tax provision of $255 for the three months ended June 30, 2011 as compared to a tax provision of $42 for the three months ended June 30, 2010, representing effective tax rates of 11.1% and 4.2%, respectively. The difference between Telular’s effective tax rate and the 34% federal statutory rate in the current period is due primarily to the effect reducing the valuation allowance for both federal and state NOLs. During the third quarter of fiscal 2011, Telular reviewed the adequacy of the valuation allowance against the NOL deferred tax asset.  Telular determine that additional NOLs will be utilized in fiscal 2011. The result was that the valuation allowance for both federal and state deferred tax assets should be lower. The difference between Telular’s effective tax rate and the 34% statutory rate for the three months ended June 30, 2010 is due primarily to the full allowance against the deferred tax asset associated with the Telular’s net operating loss carryforward.

For the nine months ended June 30, 2011, Telular recorded a tax provision of $1,852 as compared to $84 for the same period of fiscal 2010, representing an effective tax rate of 42.2% and 3.6%, respectively. The difference between Telular’s effective rate and the 34% federal statutory rate is primarily due to the effect the reinstatement of the valuation allowance for state NOLs and the change in the corporate income tax rate for the State of Illinois form 7.3% to 9.5%.  The difference between Telular’s effective tax rate and the 34% statutory rate for the nine months ended June 30, 2010 is due primarily to the full allowance against the deferred tax asset associated with the Telular’s net operating loss carryforward.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of Telular’s deferred tax assets are as follows:

	June 30,	September 30,
	2011	2010
Deferred tax assets:
Reserve for inventory obsolescence	$116	$154
Allowance for doubtful accounts	10	5
Intangible assets	52	53
Non-cash compensation	1,600	1,448
Alternative minimum tax credits	254	155
Accrued liabilities	120	176
Net operating loss carryfowards	42,391	43,972
Other	100	104
Total deferred tax assets	44,643	46,067

Deferred tax liabilities:
Intangible assets	(314)	(389)
Fixed assets	(21)	(45)
Production certification costs	(85)	(95)
Total deferred tax liabilities	(420)	(529)
Net deferred tax asset	44,223	45,538
Less valuation allowance	11,394	11,033
Net deferred tax assets	$32,829	$34,505

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
 (Unaudited, in thousands, except share data)

Based on Internal Revenue Code Section 382, changes in the ownership of Telular may limit the utilization of net operating loss carryforwards of Telular. Telular has determined, as of June 30, 2011, that there are no limitations on the utilization of its net operating loss carryforwards.

9.	Line of Credit

On September 23, 2008 Telular entered into a two year Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Prior to the expiration of the Loan Agreement on September 23, 2010, SVB approved a 90 day extension of the Loan Agreement through December 23, 2010, and then issued another 30 day extension through January 22, 2011.

Effective on January 22, 2011, Telular executed an Amended and Restated Loan and Security Agreement with SVB (the “Amended Loan Agreement”).  Under the Amended Loan Agreement, the term was extended for a new two year period, and total maximum borrowings remain at $10 million.  Though many of the terms and conditions were unchanged, including the maximum interest rates, some key differences include the ability for Telular to borrow up to $7 million under a revolving line of credit, with the ability to convert up to $5 million of borrowings under the revolver into a three year term loan.  Additionally, the amount available under the facility is no longer limited by the amount of eligible accounts receivable.  Instead, there are certain financial covenants that Telular must be in compliance with in order to borrow.  An $18 commitment fee was paid by Telular and will be amortized over the term of the new loan.

As of June 30, 2011 and September 30, 2010, Telular had no outstanding borrowings and was in full compliance with all financial covenants.

10.           Commitments

Telular has entered into agreements with Speedy-Tech Electronics Ltd. (“Speedy”) and Creation Technologies Wisconsin Inc. (“Creation”) to manufacture final assemblies of Telular’s products.  Creation also provides fulfillment services to Telular.  The agreement with Speedy may be terminated upon 90 days prior written notice to either party. The agreement with Creation may be terminated upon six months prior written notice to either party.  Under both agreements, Telular has the right to offset amounts due to Telular against amounts owed to the respective vendor by Telular.  As of June 30, 2011, Telular had $2,451 and $1,597 in open purchase commitments with Speedy and Creation, respectively.

11.           Major Customers

For the three months ended June 30, 2011 and 2010, Telular derived approximately $4,750 (37%) and $4,556 (41%), respectively, of its total revenue from one customer located in the United States.

For the nine months ended June 30, 2011 Telular derived approximately $14,231 (38%) of its total revenue from one customer located in the United States.  For the nine months ended June 30, 2010 Telular derived approximately $13,085 (37%) of its total revenue from one customer located in the United States.

Trade accounts receivable from this customer totaled $1,801 at June 30, 2011 and $549 at September 30, 2010.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
 (Unaudited, in thousands, except share data)

12.           Export Sales

Telular exports its products to three regions around the world:  Central America / Latin America (“CALA”), Europe / Africa (“EA”) and Asia / Middle East (“AME”).  Export sales are summarized in the tables below:

Three Months Ended June 30, 2011 and 2010:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2011 sales	$30	$26	$17	$73	$12,751	$12,824
Region's sales as % of
total export sales	41.10%	35.61%	23.29%	100.00%
Region's sales as % of
Total Telular sales	0.24%	0.20%	0.13%	0.57%	99.43%	100.00%

Fiscal 2010 sales	$126	$21	$3	$150	$10,852	$11,002
Region's sales as % of
total export sales	84.00%	14.00%	2.00%	100.00%
Region's sales as % of
Total Telular sales	1.14%	0.19%	0.03%	1.36%	98.64%	100.00%

Nine Months Ended June 30, 2011 and 2010:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2011 sales	$214	$30	$36	$280	$37,126	$37,406
Region's sales as % of
total export sales	76.43%	10.71%	12.86%	100.00%
Region's sales as % of
Total Telular sales	0.57%	0.08%	0.10%	0.75%	99.25%	100.00%

Fiscal 2010 sales	$526	$99	$50	$675	$34,705	$35,380
Region's sales as % of
total export sales	77.92%	14.67%	7.41%	100.00%
Region's sales as % of
Total Telular sales	1.49%	0.28%	0.14%	1.91%	98.09%	100.00%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
 (Unaudited, in thousands, except share data)

13.          Supplemental Disclosures of Cash Flow Information

	Nine Months Ended
	June 30,
	2011	2010
Supplemental disclosure of cash flow information:
Income taxes paid	$247	$66

Supplemental disclosure of non-cash investing and financing activities:
Dividend equivalent units awarded to holders of restricted common stock units -
55,333 and 0 shares, respectively	$306	$-

12.          Subsequent Events

On July 28, 2011, Telular announced the declaration of a regular quarterly dividend of $0.10 per share, payable on August 22, 2011 to shareholders of record at the closing of business on August 15, 2011. Telular estimates the cost of this dividend to be approximately $1,510 depending on the number of shares outstanding at the time of the dividend.

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

Telguard - Telular’s engineering team continues to update the Telguard product and service offering by designing new features that are realized through a combination of hardware and software development activities.  Telular has a number of new features and hardware products under development that will be released.  These include a voice call capability which allows security dealers' central monitoring personnel to speak directly to end users during an alarm event.

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

Economies of Scale –Telguard’s fully integrated end-to-end cellular solution is now utilized by over 556,000 individual subscribers, which helps to minimize costs on a per user basis.  This large customer base also reflects our significant experience and demonstrates credibility to the market.

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

There are numerous, small competitors to Telular’s TankLink offering.  The most significant of these is Centeron, a division of Robertshaw Industries, which in turn is a subsidiary of Invensys, Inc.  More often, the TankLink offering competes against the pre-existing, manual methods utilized by tank owners to determine the fill level and reorder timing for products held within tank vessels.  Telular believes the keys to growing its TankLink revenue is new feature development and by lowering its prices in order to cost justify implementation of the TankLink solution.

With regard to the Fixed Cellular Terminals, or “FCTs”, sold by Telular, there are a large number of competitors that manufacture and sell FCTs.  They include:  Ericsson, Axesstel, YX and numerous other manufacturers in Asia and elsewhere.  Competition is based on reputation, features and pricing.  The FCT business is not a primary focus of Telular but it continues to earn an acceptable contribution margin and will be maintained for as long as it continues to do so.

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

UNIT SALES

During the third quarter of fiscal 2011, Telular sold approximately 24,300 Telguard units, compared with approximately 16,700 Telguard units for the same period in fiscal 2010. This increase is primarily due to the change in pricing terms within agreements between ADT and its network of authorized dealers which occurred in the latter half of the second quarter of fiscal 2010 resulting in depressed unit sales for the third quarter of fiscal 2010. Telular has focused its marketing efforts to diversify its customer base. This strategy has led to increased product sales to customers other than ADT when comparing the third quarter of fiscal 2011 to the same period of fiscal 2010.  We sold approximately 1,500 tank monitoring units in the third quarter of fiscal 2011, as compared to sales of 1,000 tank monitoring units in the third quarter of fiscal 2010.  Our Telguard subscriber base shrunk in the quarter to approximately 556,000, from 569,000 subscribers at the end of the second quarter of fiscal 2011.  This decline was due primarily to a continuing account reconciliation project by a major customer which resulted in the deactivation of an unusually high number of units. Comparing fiscal year 2011 to 2010, Telguard’s subscriber base decreased by 2,000 subscribers from a base of approximately 558,000 as of June 30, 2010 to a base of approximately 556,000 at June 30, 2011.

For the first nine months of fiscal year 2011, Telular sold approximately 64,600 Telguard units, compared with approximately 81,000 Telguard units for the same period in fiscal 2010, primarily due to the change in pricing terms within agreements between ADT and its authorized dealers as mentioned above.  We sold approximately 5,000 tank monitoring units in the first nine months of fiscal 2011 as compared to sales of 2,900 tank monitoring units in the first nine months of fiscal 2010.

REVENUE TRENDS

While product sales have fluctuated due to economic conditions at times, service revenues have grown consistently. As we successfully added new subscribers, service revenue increased to 62% of sales in the first nine months of fiscal 2011 as compared to 57% of sales in the same period of last year. Service revenues represented 62% of total sales in the third quarter of fiscal 2011 compared to 64% for the same period of fiscal 2010. This decrease is a function of increased product sales during the third quarter of fiscal 2011.

Telguard service average revenue per unit, or ARPU, was $4.20 for the third quarter of fiscal 2011, as compared to $3.99 for the same period of fiscal 2010, and was $4.11 for the nine month period ended June 30, 2011, as compared to $3.96 for the same period of fiscal 2010. The increase in ARPU was due to the combination of adding new subscribers during the three and nine month periods ended June 30, 2011 while eliminating lower ARPU customers as a result of the account reconciliation project of a major customer.

TankLink service ARPU was $13.78 for the third quarter of fiscal 2011 as compared to $6.75 for the same period of fiscal 2010. The increase in ARPU is a result of the purchase of the higher ARPU customer base from SmartLogix. TankLink is now dealing directly with the end-user customers. TankLink service ARPU was $10.94 for the nine months ended June 30, 2011 as compared to $6.79 for the same period in fiscal year 2010.

RECENT DEVELOPMENTS

On July 28, 2011, Telular announced the declaration of a regular quarterly dividend of $0.10 per share, payable on August 22, 2011 to shareholders of record at the close of business on August 15, 2011.

Results of Operations

Third quarter fiscal year 2011 compared to third quarter fiscal year 2010

Revenues and Cost of Sales

			Change
	2011	2010	Amount	Percentage
Net product sales
Monitoring Equipment	$4,347	$2,996	$1,351	45%
Terminal	490	952	(462)	-49%
Total product revenues	4,837	3,948	889	23%
Service revenues	7,987	7,054	933	13%
Total revenues	12,824	11,002	1,822	17%

Cost of sales
Products	3,312	3,310	2	0%
Services	2,543	2,704	(161)	-6%
	5,855	6,014	(159)	-3%
Gross margin	$6,969	$4,988	$1,981

Revenues

Product revenues increased 23% primarily due to the 45% increase in monitoring equipment sold from increased sales of both Telguard and TankLink products.  Revenues from sales of our Telguard monitoring equipment increased primarily due to increased marketing efforts and promotional programs such as Telguard Advantage. Revenues from sales of our TankLink monitoring equipment increased primarily due to the impact of the SMARTank line of business.  Telular purchased the net assets underlying this line of business from SmartLogix on January 7, 2011 and is now dealing directly with the end-user customers, resulting in higher revenues.  Approximately 25,800 Telguard and TankLink units were sold during the third quarter of fiscal 2011, compared to approximately 17,700 units sold in the same period of fiscal 2010. Our average selling price for Telguard products declined 6.7% while our average selling price for TankLink products increased 5.9% in the third quarter of fiscal 2011 as compared to the same period of fiscal 2010.

Service revenues increased 13% overall due to an increase of 6% for Telguard service and 144% for TankLink service.  For Telguard, the increase in service revenue was primarily due to an increase in ARPU to $4.20 for the third quarter of fiscal 2011 as compared to $3.99 for the same period last year. During the third quarter of fiscal 2011, over 22,000 new subscribers were activated while approximately 35,000 subscribers were deactivated as a result of an ongoing account reconciliation project by a major customer. The period ended with over 556,000 subscribers, as compared to 558,000 subscribers for the period ended June 30, 2010.  TankLink service revenue increased due the higher ARPUs realized during the third quarter of 2011 as a result of the acquisition of SMARTank, and specifically, the subsequent ability to bill more end-user customers directly.

Cost of Sales

Product cost of sales remained consistent when comparing the third quarter of fiscal 2011 to the third quarter of fiscal 2010.  Though more units were produced and sold in the third quarter of fiscal 2011, this was achieved through continued efforts to reduce per unit costs and overhead cost.  Service cost of sales decreased 6% in the third quarter of fiscal 2011 as compared to the same period of fiscal 2010 is due primarily to a reduction in the cost of providing monitoring services.  Telular has successfully migrated its subscriber base to a new carrier that has reduced rates based on our volume.

Total gross margin, as a percentage of sales, was 54% for the third quarter of fiscal 2011 as compared to 45% for the same period last year.  Product gross margin was 31% for the third quarter of fiscal 2011 as compared to 16% for the same period last year.  This increase is the result of reduced variable production costs, a higher unit volume to absorb fixed production costs, and increased margins related to sales we made directly to end-user customers as a result of the SMARTank business line purchase. Service gross margin, as a percentage of sales, was 68% for the third quarter of fiscal 2011 as compared to 62% for the same period last year.

Operating Expenses

			Change		% of Revenues
	2011	2010	Amount	Percentage	2011	2010

Engineering and development	$1,122	$1,044	$78	7%	9%	9%
Selling and marketing	1,970	1,382	588	43%	15%	13%
General and administrative	1,587	1,659	(72)	-4%	12%	15%
	$4,679	$4,085	$594		36%	37%

Engineering and Development

The increase of $78 (7%) in engineering and development was primarily due to:
•	$47 increase in expenditures for product prototype testing;
•	$15 increase in personnel related expenses; and,
•	$16 increase in travel and miscellaneous general office expenses.

Selling and Marketing

The increase in selling and marketing of $588 (43%) was primarily due to:
•
$326 increase in marketing expenses primarily due to increased participation in trade shows and commissions paid to SmartLogix on behalf of TankLink as a result of Telular’s purchase of the SMARTank business unit from SmartLogix;

•	$147 increase in payroll related expenses primarily from internal commissions;
•	$63 increase in outside services related to customer support services provided by SmartLogix on behalf of TankLink as a result of Telular’s purchase of the SMARTank business unit from SmartLogix; and,
•	$52 increase in travel primarily due to increased customer visits and additional trade shows.

General and Administrative

The decrease of $72 (4%) was primarily due to decreases of:
•
$217 in professional fees related to legal expenses and director non-cash compensation. Telular has favorably settled a patent lawsuit and legal expense has decreased to a normalized level. In the third quarter of fiscal 2010, Telular incurred increased expense related to the valuing and recording of the option component of restricted stock units granted to non-employee directors.  There was no such expense incurred in the third quarter of fiscal 2011; and,

•	$3 in various miscellaneous expenses.
Offsetting these decreases was a $148 increase in amortization expense related to intangibles recorded as a result of the purchase of the SMARTank business unit;

Other Income

Other income for the three months ended June 30, 2011 decreased $99 compared to the same period of fiscal 2010. This decrease was primarily due to a loss of interest income.  In fiscal 2010 Telular was receiving interest on the outstanding trade receivable from SmartLogix. This trade receivable, approximately $4,484, was forgiven as part of the consideration for the purchase of the SMARTank business unit on January 7, 2011 from SmartLogix.

Income Taxes

The provision for income taxes increased $213 to $255 for the third quarter of fiscal 2011 as compared to $42 for the same period of fiscal 2010 primarily as a result of recording a deferred tax provision related to the changes in net deferred tax assets and changes to related valuation allowances against those net deferred tax assets.  Prior to fiscal 2011, Telular had a full valuation allowance applied to its net deferred tax assets.

First nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010

Revenues and Cost of Sales

			Change
	2011	2010	Amount	Percentage
Net product sales
Monitoring Equipment	$11,708	$12,404	$(696)	-6%
Terminal	2,607	2,668	(61)	-2%
Total product revenues	14,315	15,072	(757)	-5%
Service revenues	23,091	20,308	2,783	14%
Total revenues	37,406	35,380	2,026	6%

Cost of sales
Products	10,432	12,460	(2,028)	-16%
Services	8,416	8,101	315	4%
	18,848	20,561	(1,713)	-8%
Gross margin	$18,558	$14,819	$3,739

Revenues

Product revenues decreased 5% primarily due to a 17% decrease in the sales of our Telguard products.  The decrease was due to the change in pricing terms within agreements between ADT and its network of authorized dealers, resulting in reduced sales volume.  Offsetting the decrease in Telguard products was a 107% increase in tank monitoring equipment and accessories. The increase in tank monitoring products was primarily due to increased sales related to the purchase of the SMARTank business line from SmartLogix.

Service revenues increased 14% primarily due to increased ARPUs on both security and tank monitoring activations.  Telguard’s ARPU was $4.11 per unit for the first nine months of fiscal 2011, as compared to $3.96 for the same period last year.  TankLink’s ARPU was $10.94 for the first nine months of fiscal 2011, as compared to $6.79 for the same period last year.  Telguard had approximately 11,000 net deactivations for the first nine months of fiscal 2011 as compared to approximately 58,000 net activations for the same period of last year.  This decrease reflects both the reduced sales of units related to the change in pricing terms initiated by ADT with its authorized dealers and the continuing account reconciliation project by a major customer which resulted in the deactivation of a significant number of units.  For the nine month period ended June 30, 2011, there were approximately 556,000 Telguard subscribers and approximately 21,000 TankLink subscribers as compared with approximately 558,000 Telguard subscribers and approximately 18,000 TankLink subscribers for the nine month period ended June 30, 2010.

Cost of Sales

The decrease in products cost of sales of 16% in the first nine months of fiscal 2011 as compared to the same period of fiscal 2010 is due to lower sales volume of our Telguard monitoring equipment, and a reduction of production costs as a result of continue re-engineering of our products. The increase in services cost of sales of 4% is due to increased subscribers and one time charges incurred to migrate subscribers to a new carrier.

Total gross margin, as a percentage of sales, was 54% for the first nine months of fiscal 2011 as compared to 45% for the same period last year.  Product gross margin was 31% for the first nine months of fiscal 2011 as compared to 16% for the same period last year.  This increase is the result of reduced variable production costs, a higher unit volume to absorb fixed production costs, and increased margins related to sales to end-user customers as a result of the SMARTank business line purchase.  Service gross margin, as a percentage of sales, was 68% for the first nine months of fiscal 2011 as compared to 62% for the same period last year. This is primarily due to lower product revenue in fiscal 2011 as compared to fiscal 2011 and an increase in the service revenue ARPUs in fiscal 2011.

Operating Expenses

			Change		% of Revenues
	2011	2010	Amount	Percentage	2011	2010

Engineering and development	$3,358	$3,552	$(194)	-5%	9%	10%
Selling and marketing	5,451	4,567	884	19%	14%	13%
General and administrative	5,492	4,640	852	18%	15%	13%
	$14,301	$12,759	$1,542		38%	36%

Engineering and Development

Engineering and development expenses decreased $194 (5%) primarily due to decreases of:
•
$240 in payroll and related benefits due to staff reductions that occurred at the start of the third quarter in fiscal 2010.  Some of these positions remain open but it is management’s intent to fill them in the future.

Offsetting this decrease was a $37 increase in prototype materials and testing services and a $9 increase in consulting expenses as a result of reduced utilization of contract engineers.

Selling and Marketing

Selling and marketing expenses increased $884 (19%) primarily due to increases of:
•
$611 due to an increase in internal commissions due to higher sales and also due to a special bonus paid to holders of stock options in conjunction with the payment of Telular’s first quarter dividend and internal commissions;

•
$420 in marketing expenses which include general advertising, trade shows, collateral and brochures and commissions  paid to SmartLogix on behalf of TankLink as a result of Telular’s purchase of the SMARTank business unit from SmartLogix;

•
$149 in third-party services, primarily due to a two-year service agreement with SmartLogix.  SmartLogix is providing monthly customer support services in conjunction with Telular’s purchase of the SMARTank business unit from  SmartLogix; and,

•	$84 in travel expenses.
Offsetting these increases was a decrease of $380 in salary and related benefits The reduction in salaries and related benefits were due to staff reductions, a decrease in non-cash compensation and a reduction in medical expenses.

General and Administrative

General and administrative expenses increased $852 (18%) primarily due to increases of:
•	$631 related to the bonuses primarily to a special bonus paid to holders of stock options in conjunction with the payment of Telular’s first quarter dividend;
•	$89 in professional fees related to tax consulting, compensation consultant, accounting fees and directors’ non-cash compensation related to issuance of stock awards;
•	$302 in amortization expenses due to the intangibles recorded as a result of the purchase of the SMARTank business unit; and,
•	$17 in travel expenses.
Offsetting these increases was a decrease of $187 in medical benefits and non-cash compensation related to stock awards.

Other Income

Other income decreased $145 primarily due to a decrease in interest income. In fiscal 2010 Telular was receiving interest on the outstanding trade receivable from SmartLogix. This trade receivable, approximately $4,484, was forgiven as part of the consideration for the purchase of the SMARTank business unit on January 7, 2011 from SmartLogix.

Income Taxes

The provision for income taxes increased $1,768 to $1,852 for the nine months ended June 30, 2011 as compared to $84 for the same period of fiscal 2010, primarily as a result of reinstating a valuation allowance for state net deferred tax assets related to state net operating losses. The State of Illinois increased its corporate income tax rate from 7.3% to 9.5% in January 2011.  The State also suspended the use of net operating losses to offset current taxable income for three years. Telular implemented a tax strategy to minimize current state taxes payable.  This strategy resulted in recording a current tax provision of $176 and a deferred tax provision of $1,676 for the nine months ended June 30, 2011, as compared to current tax provision of $84 and a deferred tax provision of $0 for the same period of fiscal 2010. Telular had no deferred tax provision for the nine months of fiscal 2010 because there was a full valuation allowance applied to the net deferred tax assets.

Liquidity

Management regularly reviews net working capital in addition to available cash to determine if it has enough cash to operate the business. On June 30, 2011, Telular had $10,013 of unrestricted cash and cash equivalents and working capital of $14,213, compared to cash and cash equivalents of $27,678 and working capital of $34,046 on September 30, 2010. Effective on January 22, 2011, Telular executed an Amended and Restated Loan and Security Agreement with SVB (the “Amended Loan Agreement”).  Under the Amended Loan Agreement, the term was extended for a new two year period, and total maximum borrowings remain at $10 million.  Though many of the terms and conditions were unchanged, including the maximum interest rates, some key differences include the ability for Telular to borrow up to $7 million under a revolving line of credit, with the ability to convert up to $5 million of borrowings under the revolver into a three year term loan.  Additionally, the amount available under the facility is no longer limited by the amount of eligible accounts receivable.  Instead, there are certain financial covenants that Telular must comply with in order to borrow.  An $18 commitment fee was paid by Telular and will be amortized over the new term of the loan.

Operations

Telular generated $9,965 of cash from operations during the first nine months of fiscal year 2011 compared to cash generated of $7,415 during the same period of fiscal year 2010. The components of cash generated for the first nine months of fiscal 2011 are as follows:

$ 1,505	The decrease in trade accounts receivable is due primarily to the elimination of $4,484 of trade accounts receivable due from SmatLogix offset by an increase of $2,979 primarily related to service billings. The receivable from SmartLogix was included as part of the consideration in the purchase of the SMARTank business unit from SmartLogix. The service accounts receivable increase was due to timing of payments from significant customers, which occurred subsequent to the quarter end, June 30, 2011.
1,120	The decrease in inventory reflects the Company's overall inventory strategy; sell from existing stock while reducing production levels to reflect the reduction in sales levels.
(16)	Trade accounts payable primarily consists of amounts due to Telular's contract manufacturers.
The decrease reflects Telular's continued efforts to reduce existing inventory levels, thereby reducing the level of expenditures to Telular's contract manufacturers.
994	The increase in accrued liabilities was primarily due to $1,155 of accrued earnout recorded in connection with the acquisition of the SMARTank business unit offset by a $161 decrease in various accrued liabilities, primarily related to professional fees.
4,323	Non-cash expenses: $1,347 from stock based compensation; $771 depreciation expense;
$519 amortization expense; $10 from loss on disposal of operating assets, primarily due to the write-off of leasehold improvements, and $1,676 increase in deferred tax provision primarily due to increasing the valuation allowance in the second quarter of fiscal 2011 for additional state net operating losses Telular estimates that it will not be able to utilize in future periods.
(497)	Net cash used by other working capital items, primarily prepaid payroll expenses.
2,536	Net income; cash provided
$ 9,965	Total cash provided by continuing operations

Investing Activities

Investing activities used $8,606 of cash for the first nine months of fiscal 2011 from the acquisition of the SMARTank business unit from SmartLogix and the acquisition of capital equipment. This compares to cash used by investing activities of $582 for the same period of fiscal 2010 from the purchase of capital equipment.

Financing Activities

 Financing activities used $19,024 of cash for the first nine months of fiscal 2011 related primarily to the payment of a cash dividend of $19,386.  Additionally, Telular generated cash of $362 from the exercise of stock options.  For the same period of fiscal year 2010, cash of $153 was generated from the exercise of stock options and there were no dividend payments made in the first nine months of fiscal 2010. Telular expects to use approximately $1,510 of cash per quarter going forward as a result of the recently announced regular quarterly dividend.

Critical Accounting Policies

Telular’s financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Telular believes that the following represent the critical accounting policies that currently affect the presentation of Telular’s financial condition and results of operations.

Revenue Recognition

In October 2009, FASB amended the multiple-element revenue guidance to (1) modify the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item, and (2) eliminate the use of the residual method of allocation and instead required that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price. Telular adopted the guidance and applied its provisions to all multiple-element arrangements in connection with the acquisition of the SMARTank business unit on January 7, 2011.

The SMARTank business unit enters into multiple-element revenue arrangements which include both product and monitoring services. The product is delivered when ordered by the customer while the monitoring services are delivered on a monthly basis. Consideration is allocated to the deliverables at inception of an arrangement using the relative selling price method, based on Telular’s best estimate of selling price. Product revenue is billed and recognized upon shipment to the customer while monitoring services revenue is billed periodically, usually monthly, and recognized when the service is provided.

Allowance for Doubtful Accounts

Telular maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payment for products and services.  Telular evaluates the collectability of customer receivables by considering the payment history and the financial stability of its customers.  If Telular believes that an account receivable may not be collected, a charge is recorded to the allowance account. At June 30, 2011 and September 30, 2010, the allowance for doubtful accounts related to trades accounts receivable was $29 and $17, respectively.

Reserve for Obsolescence

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Telular currently considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be excess. Telular also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At June 30, 2011, and September 30, 2010, the inventory reserves were $326 and $408, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Reserve for Warranty

Telular maintains a reserve for products that are returned within Telular’s warranty period due to inoperability. Telular has different warranty periods for its different product groups: the security monitoring products have a 24 month warranty period; the tank monitoring products have a 12 month warranty period; and, the terminal products have a 15 month warranty period. Significant management judgment is required to determine the warranty reserve. Telular utilizes historical information regarding units returned within the appropriate warranty period and the costs incurred to repair returned units. Telular then estimates required warranty reserves for future products that may be returned. At June 30, 2011 and September 30, 2010, the warranty reserve was $76 and $95, respectively.

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

Telular has recorded significant valuation allowances that are intended to be maintained until it is more likely than not the deferred tax asset will be realized. The current valuation allowance of $11,394 is primarily for estimated federal and state net operating losses that will expire before they can be realized.  The realization of the remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction.  Significant factors that could negatively impact Telular’s determination of the recognition of the net deferred tax assets would be changes in the ownership of Telular and changes in tax laws and rates.  Based on Internal Revenue Code Section 382 (“Section 382”), changes in the ownership of Telular may limit the utilization of net operating loss carryforwards. Any Section 382 limitation may require that Telular record an additional valuation allowance against its deferred tax assets. Management is not aware, at this time, of any such ownership changes that would have a negative impact on the recognition of the net deferred tax assets. Any reduction in future taxable income may require that Telular record an additional valuation allowance against the deferred tax assets An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on Telular’s future earnings.

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

Under the uncertain tax position provisions of ASC 740, Income Taxes, Telular would recognize liabilities for tax issues in the U.S based on Telular’s estimate of whether, and the extent to which, additional taxes will be due.  These tax liabilities would be recorded in income taxes in the Consolidated Balance Sheets.  As of June 30, 2011, Telular has no uncertain tax positions recorded in its financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in Telular’s market risk exposure from the exposures described in its Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and in its Amended Form 10-K/A for the fiscal year ended September 30, 2010.

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

During the quarter ended June 30, 2011, there were no changes in Telular’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, which have materially affected, or are reasonably likely to materially affect, Telular’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion set forth in Item 1A of both our Annual Report on Form 10-K and Amended Form 10-K/A for the fiscal year ended September 30, 2010, as previously filed with the SEC, which are hereby incorporated by reference, and the information under Forward-Looking Statements included in this report.  At June 30, 2011, there have been no material changes to the risk factors set forth in both our Annual Report on Form 10-K and our Amended Form 10K/A for the year ended September 30, 2010.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. REMOVED AND RESERVED

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The following documents are filed as Exhibits to this report:

Number	Description	Reference

3.1	Certificate of Incorporation	Incorporated by reference
From Exhibit 3.1 to Registration
Statement No. 33-72096 (the
Registration Statement)

3.2	Amendment No. 1 to Certificate	Incorporated by reference
	of Incorporation	From Exhibit 3.2 to the
Registration Statement

3.3	Amendment No. 2 to Certificate	Incorporated by reference
	of Incorporation	From Exhibit 3.3 to the
Registration Statement

3.4	Amendment No. 3 to Certificate	Incorporated by reference
	of Incorporation	From Exhibit 3.4 to Form
10-Q filed February 16, 1999

3.5	Amendment No. 4 to Certificate	Incorporated by reference
	of Incorporation	From Exhibit 3.5 to Form
10-Q filed February 16, 1999

3.6	By-Laws	Incorporated by reference
From Exhibit 3.4 to the
Registration Statement

31.1	Certification Pursuant to Section 302	Filed herewith
of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302	Filed herewith
of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18	Furnished herewith
U.S.C. Section 1350 as Adopted
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation

Date August 9, 2011	By:	/s/ Joseph A. Beatty
Joseph A. Beatty
President and Chief Executive Officer

Date August 9, 2011	/s/ Jonathan M. Charak
Jonathan M. Charak
Chief Financial Officer

Date August 9, 2011	/s/ Robert Deering
Robert Deering
Controller and Chief Accounting Officer

Exhibit Index

Number	Description	Reference

3.1	Certificate of Incorporation	Incorporated by reference
From Exhibit 3.1 to Registration
Statement No. 33-72096 (the
Registration Statement)

3.2	Amendment No. 1 to Certificate	Incorporated by reference
	of Incorporation	From Exhibit 3.2 to the
Registration Statement

3.3	Amendment No. 2 to Certificate	Incorporated by reference
	of Incorporation	From Exhibit 3.3 to the
Registration Statement

3.4	Amendment No. 3 to Certificate	Incorporated by reference
	of Incorporation	From Exhibit 3.4 to Form
10-Q filed February 16, 1999

3.5	Amendment No. 4 to Certificate	Incorporated by reference
	of Incorporation	From Exhibit 3.5 to Form
10-Q filed February 16, 1999

3.6	By-Laws	Incorporated by reference
From Exhibit 3.4 to the
Registration Statement

31.1	Certification Pursuant to Section 302	Filed herewith
of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302	Filed herewith
of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18	Furnished herewith
U.S.C. Section 1350 as Adopted
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.