Form 10-K
period 2011-09-30
TELULAR CORP
filed 2011-12-14
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [   ]

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

As of March 31, 2011, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $99,776,206 (based upon the closing sales price of such stock as reported by The NASDAQ Stock Market LLC on such date).  The number of shares outstanding of the registrant's Common Stock as of December 5, 2011, the latest practicable date, was 15,180,504 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended September 30, 2011 are incorporated by reference in Part III of this Form 10-K.

FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, including statements beginning with the words “estimate”, “project”, “intend”, “expect”, “believe”, “target” and similar expressions, are forward-looking statements. These statements reflect management’s judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, customer growth and retention, pricing, operating costs and the economic environment.  The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	our ability to keep pace with technology changes and meet the needs of our customers;

•	our ability to develop and introduce new products and to reduce the costs to produce existing products;

•	whether and when products from our investments in research and development of new products are realized;

•	the availability of resources to conduct research and development;

•	the impact of unfavorable economic events, including competitive pricing pressure in our target markets, on sales of our products;

•	our ability to successfully increase the focus of our production, marketing and sales efforts to the machine-to-machine (“M2M”) market;

•	our reliance on third parties to manufacture our products and components for our products;

•	the availability of raw materials and other materials needed for our products;

•	the availability and lack of interruption of service on the cellular networks upon which our products and services are dependent;

•	our relationships with our customers, including our ability to maintain our significant customers and our exposure to the credit worthiness of our significant customers, including ADT;

•	our ability to sustain profitable operations and to obtain the funding we need to operate our business;

•	the impact of litigation on our business and financial condition;

•	our ability to manage costs by accurately forecasting our needs;

•	our ability to ensure that quality control procedures are enforced and effective;

•	the impact on our business of long sales cycles for our products;

•	the impact of volatility in the developing markets in which we operate;

•	our ability to successfully manage any problems encountered in connection with any potential future acquisitions;

•	the impact of Delaware law and our charter documents on transactions that could be beneficial to common stockholders;

•	the impact on our stock price of volatility of our operating results and sales of common stock issuable on the exercise of options and warrants; and,

•	an interruption of our Telguard service by a failure of the Telguard Message Center software systems could be harmful to our business relationships and revenue stream.

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

PART I
(Dollars in Thousands, Except Per Share Data)

ITEM 1.  BUSINESS

OVERVIEW

Telular Corporation (“Telular”) develops products and services that utilize wireless networks to provide data connectivity among people and machines. Telular’s software-as-a-service (“SaaS”) offerings are created through Telular’s competence in developing complex software systems and cellular electronics that utilize the data transport capabilities of today’s commercial wireless networks. To enable these services, Telular is a significant reseller of such commercial wireless services.

Telular was established in 1986 when it acquired the intellectual property rights for its cellular terminal technology. Today, it creates solutions based on the development of multi-faceted software systems that work with specialized wireless terminals to provide integrated event monitoring and reporting services for M2M applications.  M2M applications typically involve outfitting equipment with sensors and remotely reading those sensors to monitor or control such equipment in areas such as supply chain management, security monitoring, vehicle tracking and many other commercial and industrial situations. Telular’s substantial experience with wireless networking evolved from its original focus on developing fixed wireless products for use in North America and in developing countries around the world.

COMPANY STRATEGY

Strategically, Telular is focused on M2M market segments in which Telular can create a differentiated service offering which will allow it to earn recurring revenue as opposed to the non-recurring revenue generated by a one-time product sale.

Telular’s Telguard solution supports residential and commercial security dealers and generates a majority of Telular’s revenue.  The Telguard solution includes a specialized terminal unit that interfaces with commercial security control panels and then communicates with Telular’s event processing servers to provide real-time transport of alarm signals from residential and commercial locations to an alarm company’s central monitoring station.  Alarm monitoring companies purchase the products and cellular service from Telular or distributors and resell them to end users in order to provide wireless conveyance of alarm signals, which were historically sent over traditional wireline phone networks.  While Telular’s Telguard solution can function as a backup to a traditional telephone line, it is more commonly used as the primary means for the transmission of alarm signals as end users eliminate traditional phone lines in favor of voice-over-IP (“VoIP”) connections and cellular telephones.

Telular’s TankLink solution combines a specially designed cellular communicator, wireless data services and a web-based application into a single offering which allows end-users to remotely monitor the level of product contained in a given tank vessel. Telular’s cellular communicator interfaces with a variety of commercially available sensors and conveys the level-reading of those sensors to our event processing servers.  This information commonly feeds a vendor managed inventory (“VMI”) program that improves the efficiency and timeliness of product delivery, while optimizing the amount of product held by customers at any given time. Many of Telular’s existing TankLink systems are installed in fuel and lubricant tanks.  Additional market segments served include industrial chemicals, food additives and waste water treatment.

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

Historically, Telular has manufactured and sold fixed cellular terminals (“FCTs”). The FCT business targeted both commercial and residential consumers, who used FCTs for voice, fax, and Internet access over wireless networks.  Telular has deemphasized its FCT business over the past several years since it is a one-time product sale and generates no recurring revenue. The FCT business has undergone significant competition from non-U.S. companies and it is subject to substitution by smartphones, which can be configured to tether computers and data devices to cellular networks, thereby eliminating the need for a separate FCT device.

Telular operates as a single-segment enterprise for financial reporting purposes.  For financial information about geographic areas, see “Note 15. Major Customers” and “Note 16. Export Sales” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K.

GEOGRAPHICAL MARKETS

Telguard products and service are currently sold only in the United States, although Telular is continuing its efforts to expand service to other North American countries during fiscal 2012.

Currently, the vast majority of M2M tank applications served by Telular are located within the United States, with some fiscal year 2011 sales to Latin America.  Within the United States, these installations span the entire country and Telular expects to expand the number of tanks it monitors in Latin America during 2012, as well as possibly expanding into Europe and South America, where it has strong relationships with the leading wireless carriers.

Telular has FCT sales in North and South America, but also has had sales in Africa, Asia and the Middle East.

In total, 99% of Telular’s revenues are derived from customers within the United States.

TECHNOLOGY

Integral to our success is our experience in processing data messages over the cellular networks. Our data processing center is able to process hundreds of thousands of messages effectively and on a real-time basis each day, which is critical for our customers, particularly within the security space.  Also critical to our success is the ability to develop new products and features that may become necessary as new applications are developed or are otherwise considered desirable by the markets that we serve.  We can also leverage our technical knowledge related to event-driven software systems, cellular transceiver devices and the resale of cellular data services to develop new products and services to serve other M2M vertical markets.

RESEARCH AND DEVELOPMENT AND PRODUCT LINES

Our Telguard and TankLink M2M solutions operate in conjunction with real-time, transaction processing servers which receive data, transform the data, and immediately present the result to our customers.  The M2M tank level monitoring and Telguard security solutions are a combination of hardware product design along with software system design.  In both cases, the software system is capable of high-volume, real-time transaction processing of mission critical data (security alarms and tank fill levels).  Such integrated hardware and software system solutions will be the focus of our research and development activities going forward and can be further applied to event monitoring opportunities in other vertical markets.

Because our products operate on a coordinated basis with wireless phone networks, Telular works closely with major carriers to certify our products on their networks.  Based on this need to work closely with the major wireless phone carriers, Telular has developed strong working relationships with these carriers as customers and solution partners.

Research and development activities funded by Telular for the years ended September 30, 2011, 2010, and 2009, were $2,623, $3,010, and $2,974, respectively, and are included in engineering and development expense. There are no customer sponsored research and development activities included in any of those years.

The following details areas of product delivery and research during fiscal 2011 and anticipated in fiscal 2012.

Telguard - Telular’s engineering team continues to update the Telguard product and service portfolio by addressing the growing demand for interactive capability in the security market.  In fiscal 2011, Telular launched new features, such as Telguard Interactive Services which let end users remotely arm and disarm their security systems. In addition, we launched Telguard Voice which allowed security dealers to speak with their end user customers in the event that an alarm condition was triggered. Perhaps the most significant development activity was the conversion of a majority of our hardware product lines to 3G capability. While 3G service will launch  in early fiscal 2012, most of the development was accomplished in fiscal 2011.  Product innovation within this space is important for the long-term success of Telguard and we expect to continue to enhance our Telguard software platform and underlying hardware products going forward.

TankLink – The fiscal 2009 acquisition of TankLink Corp. (formerly known as SupplyNet Communications, Inc.) brought Telular a successful wireless communicator product line for tank level monitoring. In early fiscal 2011, the acquisition of TankLink end-user accounts from our key value added reseller, SmartLogix, Inc., gave Telular more direct control over the TankLink end users as well as improved profitability. Enhancements to the TankLink software platform, TankData Online, have been made during 2011.  Telular plans to further enhance both the software platform and the hardware product during fiscal 2012 to support a wider array of applications.

Other M2M Solutions – During 2011, Telular evaluated a number of vertical and sub-vertical M2M markets to determine the viability of creating or acquiring a product and/or service in these markets.  While Telular did not move forward with any such solutions, it will continue to examine growth possibilities and new solutions in the M2M market space.

SALES, MARKETING SERVICE AND SUPPORT

Domestic Sales

In the United States, Telular markets Telguard products and services through an Atlanta-based inside sales group. Telguard customers are security equipment distributors, who sell to independent security dealers, and larger security service dealers to which Telular sells on a direct basis, totaling approximately 2,700 customers. Telular also utilizes a number of manufacturer’s representatives to provide local sales support for the Telguard products. Telular’s TankLink solutions are sold through a small, Chicago-based sales team which sells directly to large customers and supports key Value Added Resellers (“VARs”), which sell to smaller customers. In addition, Telular has a contractual arrangement with SmartLogix, Inc. to be the exclusive sales agent for TankLink products and services to users in the fuel and lubricant market. A majority of our unit volume is obtained through this sales agency agreement.  For fiscal years 2011, 2010 and 2009 Telular’s domestic revenues were $50,215 (99%), $46,650 (99%) and $46,218 (98%) of total revenues, respectively.

International Sales

Our international sales team is based in Miami and covers key markets such as Latin America.  These markets include significant cellular carrier customers in countries such as Mexico. Currently, the international sales team is focused on expanding TankLink in Mexico, Latin America, South America and Europe. In fiscal years 2011, 2010 and 2009 Telular’s international revenues were $283 (1%), $704 (1%) and $976 (2%) of total revenues, respectively.

Service and Support

Telular believes that providing customers with comprehensive product service and support is critical to maintaining a competitive position in the M2M service industry. Telular offers warranty and repair service for its products through three primary methods: (1) advance replacement kits shipped with orders, (2) in-house service and technical support, and (3) authorized third-party service centers.

MAJOR CUSTOMERS

In fiscal 2011, Telular derived 37% of its total revenues from ADT, a major U.S. securities systems provider. Telular has executed a supply agreement with ADT that dictates terms and conditions related to the sale of products or service to ADT, but there are no minimum purchase commitments placed upon ADT.  The original agreement had a 12 month term with automatic renewals for 12 month periods unless either party provides written notice of termination more than 90 days before expiration.

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

EXECUTIVE OFFICERS

The executive officers of Telular and their ages as of December 14, 2011 are as follows:

Name	Age	Position
Joseph A. Beatty	48	President, Chief Executive Officer and Director
Jonathan M. Charak	42	Senior Vice President, Chief Financial Officer and Secretary
George S. Brody	56	Senior Vice President, Telguard and Terminals
Robert L. Deering	53	Controller, Treasurer and Chief Accounting Officer

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

EMPLOYEES

Telular has 92 full time employees, of which 48% are in sales, customer service and marketing, 12% in manufacturing support, 28% in engineering and product development and 12% in finance and administration. None of Telular’s employees are represented by organized labor and all of Telular’s employees are located in the United States.

COMPETITION

Telular believes its advantages over the competition include:

Greater Focus –Telular is focused on creating M2M solutions, which we develop by combining our historical competency in designing cellular networking electronics and real-time transaction processing software with the data transport capabilities of commercial wireless networks. This focus allows us to develop high functioning software and products best suited to our customers’ needs, resulting in products that are easier to install and maintain and are more reliable.  Our primary competitors have the bureaucracy normally associated with large companies and the management distraction associated with overseeing a broad array of products and services; many of which are unrelated to one another.

More Experience – Telular has been in the cellular electronics business for over 20 years. Telular has been creating and operating real-time transaction processing software for over a decade and understands the importance of high reliability in that regard. We have deployed products in more than 130 countries worldwide, reflecting the quality, reliability and innovation of our product portfolio.

Broader Product line –Telguard, our largest line of business, includes targeted software features and a more diverse set of hardware products than any of our competitors and we believe this gives our customers a greater selection of features and hardware devices from which to choose.

Economies of Scale –Telguard’s fully integrated end-to-end cellular solution is now utilized by over 563,000 individual subscribers, which helps to minimize costs on a per user basis.  This large customer base also reflects our significant experience and demonstrates credibility to the market.

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

There are several firms that compete with Telular’s Telguard products and services.  These primary competitors include:  Honeywell, DSC, Numerex and Alarm.com.  Based on its own internal estimates, Telular believes it has a significant portion of the market share for all currently active cellular alarm communicators in the United States, having introduced the first such device for digital cellular networks in April 2005.  Demand for cellular communicators has increased markedly over the past few years.  We believe this is due to consumers eliminating traditional telephone lines and therefore, requiring a cellular communicator to enable a home security system.  If this trend continues, Telular believes that Telular and its competitors will continue to see substantial demand for products and related services.

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

There are numerous, small competitors to Telular’s TankLink offering.  The most significant of these is Centeron, a division of Robertshaw Industries, which in turn is a subsidiary of Invensys, Inc.  More often, the TankLink offering competes against the pre-existing, manual methods utilized by tank owners to determine the fill level and reorder timing for products held within tank vessels.  Telular believes the key to growing its TankLink revenue is lowering its prices to the greatest extent possible in order to cost justify implementation of the TankLink solution.

With regard to the FCTs sold by Telular, there are a large number of competitors that manufacture and sell FCTs.  They include:  Ericsson, Axesstel, YX and numerous other manufacturers in Asia and elsewhere. Much of the demand for these terminals is outside the United States and demand is concentrated among the large wireless carriers that operate in various countries around the world.  The FCT business is not a primary focus of Telular.

Telular has granted a license for its patents to Ericsson and currently faces competition for FCT sales from Ericsson.

PATENTS AND OTHER INTELLECTUAL PROPERTY

Patents

Telular currently has twenty-two issued and active U.S. patents as well as four pending U.S. applications and four foreign patents (Australia (two patents), Canada and Mexico.  The U.S patents expire on the following dates: April 15, 2012, March 2, 2014 (four patents), September 20, 2014 (two patents), March 15, 2016, August 31, 2016, June 17, 2017, April 1, 2018, March 29, 2019, June 3, 2019 (two patents), September 30, 2019, October 1, 2019, June 11, 2021, January 10, 2022, June 19, 2022(three patents), November 18, 2022 and November 25, 2022. The foreign patents expire beginning on April 15, 2012, March 2, 2014 (two patents) and May 8, 2020.Telular has successfully defended some of its patents in court.  These have not had a material effect on Telular's financial position. Although Telular believes its intelligent interface can be adapted to accommodate emerging wireless technologies, there can be no assurance that these new applications will fall within the scope of the existing patent protection.

Trademarks and Other Proprietary Information

Telular has 14 registered and 1 application for U.S. trademarks, which are: Telular (Block) (3944350); Telular (Block) (1855592); TELULAR plus design (3861817); Hexagon Logo (1845080); PHONECELL (1852941); LOSE THE LINE KEEP THE CONNECTION (3662989); WIRELESSLY PROTECTED (3858563); WIRELESSLY PROTECTED (4039903); TANKLINK (3894792); TTTTTT Telguard (3976012); WiPATH (3468917); TELGUARD INTERACTIVE (4022028); Telular (1897417); Telguard (1855592).  Telular has 1 pending U.S. trademark application, “SMARTank".  Additionally, Telular has a total of 20 foreign trademark registrations covering the names and logos used for many of its products.

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

The wireless solutions industry is characterized by rapid technological advances, evolving industry standards, changing customer needs and frequent new product introductions and enhancements.  The fixed cellular telecommunications industry also is experiencing significant technological change.  The introduction of products embodying new technologies and the emergence of new industry standards could render our existing products and technology obsolete and unmarketable.  The process of developing new technology and products is complex, uncertain and expensive, and success depends on a number of factors, including:

●	proper product definition;

●	component cost;

●	resolving technical hurdles;

●	timely completion and introduction to the market;

●	differentiation from the products of our competitors; and

●	market acceptance of our products.

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

Several of our sole sourced components in existing products are at end-of-life from their manufacturers.  We are attempting to source more of these components using brokers in the secondary market but expect that we may run out of these components for several of our products during fiscal 2012.  While we can design replacement products with available components, we cannot assure you that we will successfully redesign these products and retain the revenue associated with the existing products which are subject to end-of-life components.

We rely on cellular networks for service revenue that may be affected by the following:

•	service may be interrupted or limited due to carrier transmission limitations caused by atmospheric, terrain, other natural or artificial conditions adversely affecting transmission;

•	interruption of service due to cellular carrier equipment modification, upgrades, repairs and other similar activities;

•	service may be limited based on available coverage;.

•	interruption of service may occur between various cellular network and participating carriers;

•	the cost of this service could be increased such that it will affect our ability to compete while maintaining satisfactory margins; or,

•	carriers disclaim all liability of any nature to customers, whether direct, indirect, incidental or consequential, arising out of our customer’s use of their service.

In the event that we experience significant cellular network delays or interruption of service, we would have difficulty maintaining customers and our revenues could decline substantially and harm our business.

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

ADT represented 37% of our total revenue in fiscal 2011.  If ADT chooses to use fewer of our products and services or stops using our products and services in total, our financial results could be materially impacted.  In addition, ADT influences the purchasing decisions of its authorized dealers by specifying which equipment must be installed in end user security systems. For example, in fiscal 2010 ADT implemented a monthly service charge to the end user for any system sold by an authorized dealer that included a Telguard product. Due to this surcharge, authorized dealers opted to choose other security products over Telguard products, which resulted in decreased sales volume.  If ADT further disincentivizes its authorized dealers from purchasing our products or removes our products from its list of acceptable equipment, our financial results may be materially impacted.

If we cannot sustain profitable operations, we may not be able to obtain the funding we need to operate our business.

At times in the past, Telular has incurred net operating losses.  We cannot guarantee that we will be successful in maintaining profitability and our ability to continue operations depends on having adequate funds to cover our expenses.  Our current operating plan provides for significant expenditures for research and development of new products, development of new markets for our products, and marketing programs for our products.  At September 30, 2011, we had $12,642 in cash and cash equivalents and a working capital surplus of $15,515.

In the future, we may need to utilize financing sources such as public or private sales of our equity or debt securities.  We cannot assure you that if we needed additional funds we would be able to obtain them or obtain them on terms we find acceptable.  If we could not obtain the necessary financing, we may cut back operations, which might include the scaling back or elimination of research and development programs.

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

Our quarterly and annual operating results may fluctuate greatly due to numerous factors, many of which are beyond our control.  Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this “Risk Factors” section:

●	our reliance on certain significant customers for some of our product sales, which may result in volatility when those orders are filled and not immediately followed by comparable orders;

●	variations in our distribution channels;

●	the mix of products we sell;

●	general economic conditions in our target markets;

●	the timing of final product approvals from our customers or regulators;

●	the timing of orders from and shipments to major customers;

●	the timing of new product introductions by us or our competitors;

●	changes in our pricing policies and the pricing policies of our suppliers and our competitors;

●	changes in the terms of our arrangements with customers and suppliers;

●	the availability and cost to us of the key components for our products;

●	ability of our customers to accurately forecast demand for our products by their end users;

●	delays or failures to fulfill orders for our products on a timely basis;

●	our inability to accurately forecast our manufacturing needs;

●	change in the financial position of our manufacturers;

●	an increase in product warranty returns or in our allowance for doubtful accounts;

●	operational disruptions, such as transportation delays or failures of our order processing system;

●	the timing of personnel hirings; and

●	delays in the introduction of new or enhanced versions of our existing products or market acceptance of these products.

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

Our common stock price has been volatile, and extreme price fluctuations could negatively affect your investment.

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

Publicized events and announcements may have a significant impact on the market price of our common stock.  For example, the occurrence of any of the following events could have the effect of temporarily or permanently driving down the price of our common stock:

●	shortfalls in our revenue or net income;

●	the results of product trials or the introduction of new products by us or our competitors;

●	market conditions in the telecommunications, technology and emerging growth sectors; and

●	rumors related to us or our competitors.

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

In the telecommunications equipment and other high technology industries, litigation increasingly has been used as a competitive tactic by both established companies seeking to protect their position in the market and by emerging companies attempting to gain access to the market.  In this type of litigation, complaints may be filed on various grounds, such as:

●	antitrust;

●	breach of contract;

●	trade secret;

●	copyright or patent infringement;

●	patent or copyright invalidity; and

●	unfair business practices.

Whether or not they have any merit, we may incur substantial expense and management’s attention may be diverted from operations.  This type of litigation also may cause confusion in the market and make our licensees and distributors reluctant to commit resources to our products.  Any of these effects could have a significant negative impact on our business and financial condition.  In particular, an adverse result from intellectual property litigation could force us to do one or more of the following:

●	cease selling, incorporating or using products that incorporate the challenged intellectual property;

●	obtain a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, if at all; and

●	redesign products that incorporate the disputed technology.

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

Our sales cycle depends on the length of time required for adoption of new technologies in our target markets.  In addition, the period between our initial contact with a potential customer and its decision to purchase our products is relatively long.  The evaluation, testing, acceptance, proposal, contract negotiation, funding and implementation process can extend over many months.  Based on our operating history, it generally takes us between three and nine months to complete a sale to a customer. However, in certain instances the sales cycle may be substantially longer.  If our sales cycle unexpectedly lengthens in general or for one or more large orders, the timing of our revenues and results of operations could be harmed, which in turn could reduce our revenues in any quarter.  Therefore, period-to-period comparisons of our results of operations may not necessarily be meaningful, and these comparisons should not be relied upon as indications of future performance.  Further, sales cycles that are longer than we expect likely will harm our ability to generate sufficient cash to cover our working capital requirements for a given period.

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

We target developing countries and some of our current and potential customers operate in these markets.  As we expand our operations and products in these countries, our business and performance could be negatively affected by a variety of factors and conditions that businesses operating in the United States may not have to contend with, such as:

●	foreign currency exchange fluctuations and instability of foreign currencies;

●	political or economic instability and volatility in particular countries or regions;

●	limited protection for intellectual property;

●	difficulties in complying with foreign regulatory requirements applicable to our operations and products;

●	difficulties in obtaining domestic and foreign export, import and other governmental approvals, permits and licenses and compliance with foreign laws, including employment laws;

●
difficulties in staffing and managing international operations, including work stoppages or strikes and cultural differences in the conduct of business, labor and other workforce requirements and inadequate local infrastructure;

●	trade restrictions or higher tariffs, quotas, taxes and other market barriers;

●	transportation delays and difficulties of managing international distribution channels;

●	longer payment cycles for, and greater difficulty in collecting accounts receivable; and

●	public health emergencies such as SARS and avian bird flu.

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

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base.  We have limited experience in acquiring other businesses and technologies.  Potential and completed acquisitions and strategic investments involve numerous risks, including:

●	problems assimilating the purchased technologies, products or business operations;

●	problems maintaining uniform standards, procedures, controls and policies;

●	inability to meet debt service obligations with any debt financing that may be undertaken in order to pay for an acquisition;

●
dilution to existing common shareholders as a result of the issuance of equity securities for an acquisition which may not initially or ever contribute a pro-rata portion of earnings or cash flow to common shareholders;

●	unanticipated costs associated with the acquisition;

●	diversion of management’s attention from our core business;

●	adverse effects on existing business relationships with suppliers and customers;

●	risks associated with entering new markets in which we have no or limited prior experience; and

●	potential loss of key employees of acquired businesses.

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

As of September 30, 2011, there were outstanding options granted to employees and directors to purchase 2,054,458 shares of Telular’s common stock.  Options to purchase 1,812,771 of these shares were exercisable at that time.  The exercise prices for the exercisable options range from $1.48 to $7.99 per share, with a weighted average exercise price of $4.17. Options to purchase the remaining 241,687 shares will become exercisable over the next two years. The exercise prices for the options that are not yet exercisable have a weighted average exercise price of $3.79.

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

An interruption of our Telguard service by a failure of the Telguard Message Center software systems could be harmful to our business relationships and revenue stream.

Our Telguard service offering delivers a vast majority of our current revenue.  Its success is based on the non-stop operation of the Telguard Message Center (“TMC”).  This real-time transaction processing system is a complex software system and its architecture is fairly old.  As the Company implements new features and growth and experiences an increase in message processing volumes, the TMC may be unable to accommodate this growth.  If the TMC malfunctions and is out of service for an extended period (more than several hours), customers may view the Company as unreliable and may cease in adding additional end users to the Telguard service base or may remove existing end users.  As normal churn occurs, the total Telguard subscriber base could shrink over time and a majority of our revenue may go away.  This could occur abruptly if the service interruption is severe.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following is a list of properties that Telular leases:

		Lease Dates		Square	Renewal
	Functions	Commencement	Termination	Footage	Options

Corporate Headquarters,	Finance and general administrations, operations	February 2007	February 2014	11,700	No
Chicago, Illinois	administration and TankLink product development
	sales and marketing

Security Products	Sales, marketing, operations and general	November 2007	December 2012	15,154	No
Operations and Engineering,	administration for terminal products and
Atlanta, Georgia	product research and development

International Sales Office,	Sales	January 2010	December 2012	433	Yes
Weston, Florida

Operations	Warehousing and shipping	January 2009	August 2013	9,480	No
Wheeling, Ilinois

ITEM 3.  LEGAL PROCEEDINGS

Telular is involved in legal proceedings, which arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on Telular’s consolidated results of operation, cash flows or financial position.

ITEM 4.  Removed and Reserved

PART II
(Dollars in Thousands, Except Per Share Data)

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

Telular’s Common Stock trades publicly on the NASDAQ National Market System under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 2011 and 2010, as reported by NASDAQ. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	Quarter Ended During Fiscal Year 2011
	December 31	March 31	June 30	September 30

High	$7.19	$8.90	$7.67	$6.75
Low	$3.00	$6.40	$5.69	$5.51

	Quarter Ended During Fiscal Year 2010
	December 31	March 31	June 30	September 30

High	$3.78	$5.14	$3.64	$3.23
Low	$2.86	$2.95	$2.95	$2.33

On December 5, 2011, there were approximately 201 shareholders of record, approximately 5,569 beneficial shareholders and 15,180,504 shares of Common Stock outstanding.

Dividends were not declared during fiscal 2010. The following table summarizes Telular dividend payment history for fiscal 2011:

	Quarter Ended During Fiscal Year 2011
	December 31 (a)	March 31	June 30	September 30

Shareholder Record Date	November 15, 2010	February 14, 2011	May 16, 2011	August 15, 2011
Payment Date	November 22, 2010	February 21, 2011	May 23, 2011	August 22, 2011
Per Share Amount	$1.10	$0.10	$0.10	$0.10
Cash Paid	$16,373	$1,504	$1,508	$1,512

Telular has paid four quarterly dividends in fiscal year 2011, totaling $20,897. Telular plans to continue to pay cash dividends on its common stock in the future, however the Board will evaluate whether to declare a cash dividend and the amount of any such dividend on a quarterly basis.

(a)      On November 4, 2010, the Board of Directors approved a special one-time cash dividend of $1.00 per share of common stock and initiated a quarterly dividend of $0.10 per share of common stock. Both the special one-time cash dividend and the quarterly dividend were paid on November 22, 2010 to shareholders of record on November 15, 2010.

TREASURY SHARES

Under the previously announced purchase program, Telular did not repurchase any shares of its common stock during fiscal year 2011. The approximate dollar value of shares that may yet be purchased under the program is $4,588 as of September 30, 2011.

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

The Telular Corporation Common Stock Performance Graph compares total shareholder returns of Telular since September 30, 2006, to three indices: the NASDAQ Stock Market (U.S.) Index, the NASDAQ Telecommunications Index and the Zach Industry Index – Computer and Technology Sector. The total return calculations assume the reinvestment of dividends, when appropriate, and are based on the returns of the component companies weighted according to their capitalizations as of the end of each monthly period. The NASDAQ Stock Market (U.S.) Index tracks the aggregate return of all equity securities traded on the NASDAQ National Market System (the NMS). The NASDAQ Telecommunications Index tracks the aggregate return of equity securities of telecommunications companies traded on the NASDAQ National Market System (the “NMS”). The Zach Industry Index – Computer and Technology Sector tracks the aggregate return of technology companies, including electronics, medical and other related technology industries.

Telular's Common Stock is traded on the NMS and is a component of the NASDAQ Stock Market (U.S.) Index. Telular’s stock price on the last trading day of its fiscal year, September 30, 2011, was $5.90.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2011
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2006
2007
2008
2009
2010
2011
Telular Corporation
NASDAQ Stock Market (US Companies)
NASDAQ Telecommunications Index
Zacks Industry Index - Computer and Technology Sector (10XSEC)

ITEM 6.  SELECTED FINANCIAL DATA

The following table is a summary of certain condensed statement of operations and balance sheet information of Telular. The table lists historical financial data of Telular for the fiscal years ended September 30, 2011, 2010, 2009, 2008 and 2007. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing in Item 8 of this report.

	Year ended September 30,
	(In thousands, except share data)

	2011	2010		2009	2008 (a)	2007 (a)

Results of Operations:
Total revenue	$50,498	$47,354		$47,194	$66,154	$74,507

Income from continuing operations	4,154	38,121	(b)	2,285	6,101	5,625
Loss from discontinued operations	-	-		(419)	(7,480)	(7,571)
Net income (loss)	$4,154	$38,121		$1,866	$(1,379)	$(1,946)
Per Share Data:
Basic:
Income from continuing operations	$0.28	$2.55		$0.13	$0.32	$0.31
Loss from discontinued operations	$-	$-		$(0.02)	$(0.39)	$(0.42)
Net income (loss)	$0.28	$2.55		$0.11	$(0.07)	$(0.11)

Dilutive:
Income from continuing operations	$0.26	$2.49		$0.13	$0.32	$0.31
Loss from discontinued operations	$-	$-		$(0.02)	$(0.39)	$(0.42)
Net income (loss)	$0.26	$2.49		$0.11	$(0.07)	$(0.11)

Dividends Per Share of Common Stock	$1.40	$-		$-	$-	$-

As of September 30 - balance sheet data:
Total assets	$68,233	$81,551		$40,325	$47,969	$55,608
Current loans payable	-	-		-	-	-
Long term obligations	678	529		-	-	-
Stockholders' equity	60,427	74,887		35,422	40,167	38,366

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

(b)	Income from operations for fiscal 2010 was significantly higher due to the reversal of the valuation allowance on net deferred tax assets of $34,505.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

Telular develops products and services that utilize wireless networks to provide data connectivity among people and machines. Telular’s software-as-a-service (“SaaS”) offerings are created through Telular’s competence in developing complex software systems and cellular electronics that utilize the data transport capabilities of today’s commercial wireless networks. To enable these services, Telular is a significant reseller of such commercial wireless services.

Telular generates a majority of its revenue through the delivery of M2M and event monitoring services, such as its Telguard and TankLink services. A portion of its revenue comes from the sale of specialty cellular hardware products designed by Telular for use exclusively with its M2M services. Telular's operating expense levels are based in large part on its expectations for its future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and Telular's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in “Forward Looking Information” and in Item 1A, Risk Factors.

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

Telular believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, including the creation of event monitoring services that can be sold with products. Research and development activities sponsored by Telular for the years ended September 30, 2011, 2010 and 2009 were $2,623, $3,010 and $2,974, respectively. Telular anticipates research and development activities to continue at approximately the same levels as in the past.

The following details areas of product delivery and research during fiscal 2011 and anticipated in fiscal 2012.

Telguard - Telular’s engineering team continues to update the Telguard product and service portfolio by addressing the growing demand for interactive capability in the security market.  In fiscal 2011, Telular launched new features, such as Telguard Interactive Services which let end users remotely arm and disarm their security systems. In addition, we launched Telguard Voice, which allowed security dealers to speak with their end user customers in the event that an alarm condition was triggered. Perhaps the most significant development activity was the conversion of a majority of our hardware product lines to 3G capability. While 3G capability launched in early fiscal 2012, most of the development was accomplished in fiscal 2011.  Product innovation within this space is important for the long-term success of Telguard and we expect to continue to enhance our Telguard software platform and underlying hardware products going forward.

TankLink – The fiscal 2009 acquisition of TankLink Corp. (formerly known as SupplyNet Communications, Inc.) brought Telular a successful wireless communicator product line for tank level monitoring. In early fiscal 2011, the acquisition of TankLink end-user accounts from our key value added reseller, SmartLogix, Inc., gave Telular more direct control over the TankLink end users as well as improved profitability. Enhancements to the TankLink software platform, TankData Online, have been made during 2011.  Telular plans to further enhance both the software platform and the hardware product during fiscal 2012 to support a wider array of applications.

Other M2M Solutions – During 2011, Telular evaluated a number of vertical and sub-vertical M2M markets to determine the viability of creating or acquiring a product and/or service in these markets.  While Telular did not move forward with any such solutions, it will continue to examine growth possibilities and new solutions in the M2M market space. Subsequent to September 30, 2011, Telular has entered into a tentative agreement to purchase a company providing M2M solutions.  For further discussion, see Note 23. Subsequent Events, in Part II, Item 8 of this Form 10-K.

Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China and the United States make and test all hardware products.

There are several firms that compete with Telular’s Telguard products and services.  These primary competitors include:  Honeywell, DSC, Numerex and Alarm.com.  Based on its own internal estimates, Telular believes it has a 15-20% market share of all currently active cellular alarm communicators in the United States, having introduced the first such device for digital cellular networks in March 2006.  Demand for cellular communicators has once again increased markedly over the past year.  We believe this is due to consumers eliminating traditional telephone lines and therefore, requiring a cellular communicator to enable a home security system.  If this trend continues, Telular believes that Telular and its competitors will continue to see substantial demand for products and related services.

There are numerous, small competitors to Telular’s TankLink offering.  The most significant of these is Centeron, a division of Robertshaw Industries, which in turn is a subsidiary of Invensys, Inc.  More often, the TankLink offering competes against the pre-existing, manual methods utilized by tank owners to determine the fill level and reorder timing for products held within tank vessels.  Telular believes the key to growing its TankLink revenue is lowering its prices to the greatest extent possible in order to cost justify implementation of the TankLink solution.

With regard to the FCTs sold by Telular, there are a large number of competitors that manufacture and sell FCTs.  They include:  Ericsson, Axesstel, YX and numerous other manufacturers in Asia and elsewhere. Much of the demand for these terminals is outside the United States and demand is concentrated among the large wireless carriers that operate in various countries around the world.  The FCT business is not a focus of Telular for fiscal 2012.

Telular has granted a license for its patents to Ericsson Radio Systems AB and currently faces competition for FCT sales from Ericsson.

With respect to its interface technology, Telular currently has 22 issued and active U.S. patents and 4 U.S patents pending. Telular has successfully defended some of its patents in court.

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

UNIT SALES

During fiscal 2011, Telular sold approximately 90,200 Telguard units, compared with approximately 103,100 Telguard units for fiscal 2010. We sold approximately 6,400 tank monitoring units in fiscal 2011, as compared to sales of 4,600 tank monitoring units in fiscal 2010.  Our Telguard subscriber base decreased in fiscal 2011 to approximately 563,500, down from approximately 567,800 subscribers in fiscal 2010.  This decrease was a result of lower demand as a result of a change in pricing terms within agreements between ADT, our largest security dealer customer, and its network of authorized dealers.  ADT implemented a monthly service charge to the end user for any system sold by an authorized dealer that included a Telguard product.  Due to this surcharge, the authorized dealers generally opted to choose other security products over Telguard products, which resulted in decreased sales volume.  Telular expects this trend to continue and has implemented targeted pricing discount programs and will develop new customer relationships to maintain sales volumes.  The Telguard Advantage Program (“TAP”) was implemented to offer security dealers the opportunity to achieve preferred pricing  for Telguard products. We expect total product sales of between 20,000 and 30,000 units on a quarterly basis throughout fiscal 2012.

REVENUE TRENDS

Total product sales decreased slightly year over year while service revenues have grown consistently. This decrease was a result of lower demand as a result of a change in pricing terms within agreements between ADT and its authorized dealers as mentioned above. Service subscribers decreased, from approximately 567,800 subscribers at the end of fiscal 2010 to approximately 563,500 subscribers at the end of fiscal 2011, as a result of deactivations due to an ongoing account reconciliation project by a major customer.  Even though the number of subscribers decreased, service revenues increased as we successfully added new subscribers at a higher average revenue per unit (“ARPU”). Service revenue was 62% of sales in both the fourth quarter and year to date.

Telguard service ARPU, was $4.14 for fiscal 2011, as compared to $3.97 for fiscal 2010. The increase in ARPU was due to the combination of adding new subscribers during the year while eliminating lower ARPU customers as a result of the account reconciliation project of a major customer.

TankLink service ARPU was $11.58 for fiscal 2011 as compared to $6.75 for fiscal 2010. The increase in ARPU is a result of the purchase of the higher ARPU customer base from SmartLogix early in the second quarter of fiscal 2011. TankLink is now dealing directly with end-user customers.

RECENT DEVELOPMENTS

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

On November 10, 2011, Telular announced an increase in its regular quarterly dividend from $.10 to $.11 per share on its common stock.  The dividend will be payable on November 29, 2011 to shareholders of record as of the close of business on November 22, 2011.

On December 3, 2011, Telular entered into a Merger Agreement (the “Agreement”) to purchase 100% of the capital stock of SkyBitz, Inc. (“SkyBitz”). SkyBitz provides mobile resource management solutions focusing on over-the-road tracking via satellite. Skybitz’s satellite-based technology provides real-time visibility of many asset types, including truck trailer, intermodal containers, sea-going containers, rail cars, power generators and rental equipment.  The purchase will be accounted for using the purchase method. Under the terms of the agreement, Telular will pay consideration of $42,000, comprised of $35,000 in cash and $7,000 of Telular’s common stock. The cash portion of the consideration is anticipated to be funded with a $30,000 five year term loan from Silicon Valley Bank (“SVB”) and $5,000 from Telular’s cash on hand. The acquisition is subject to the approval of a communications license transfer by the Federal Communications Commission (“FCC”) and is expected to close in 60-90 days. Estimated fair value of assets acquired and liabilities assumed and pro forma revenues and earnings are not yet available.

RESULTS OF OPERATIONS
(In Thousands, Except Share Data)

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues and Costs of Sales

			Change
	2011	2010	Amount	Percentage
Net product sales
Monitoring Equipment	$16,089	$16,300	$(211)	-1%
Terminal	3,248	3,595	(347)	-10%
Total product revenues	19,337	19,895	(558)	-3%
Service revenues	31,161	27,459	3,702	13%
Total revenues	50,498	47,354	3,144	7%

Cost of sales
Products	14,573	16,413	(1,840)	-11%
Services	10,773	10,964	(191)	-2%
	25,346	27,377	(2,031)	-7%
Gross margin	$25,152	$19,977	$5,175

Revenues
Product revenues decreased 3% primarily due to decreased sales in Telguard monitoring equipment and terminal products, partially offset by an increase in TankLink product revenues.  Revenues from sales of our Telguard monitoring equipment decreased 12% primarily due to lower demand as a result of a change in pricing terms within agreements between ADT, our largest security dealer customer and its network of authorized dealers.  During the second half of fiscal 2010, the dealer implemented a monthly service charge to the end user for any system sold by an authorized dealer that included a Telguard product.  Due to this surcharge, the authorized dealers generally opted to choose other security products over Telguard products which resulted in decreased sales volume; approximately 90,200 Telguard units were sold in fiscal 2011 compared with approximately 103,100 for fiscal 2010. Telular has implemented targeted pricing discount programs and will develop new customer relationships to maintain sales volumes. The Telguard Advantage Program (“TAP”) was implemented to offer security dealers the opportunity to achieve preferred pricing Telguard products. Telguard’s average selling price remained consistent year-over year. The decrease in terminal product revenues reflects continued depressed demand in both the U.S. and in the Central American Latin American (“CALA”) regions. Of the $3,248 of total terminal sales in fiscal 2011, only $283 were from international sales compared to $3,595 of total terminal sales in fiscal 2010, of which $491 were from international sales. TankLink product revenues increased 79% to $3,323 in fiscal 2011 from $1,859 in fiscal 2010.  This increase is primarily due to the purchase of the SMARTank business unit from SmartLogix on January 7, 2011.  TankLink is now dealing directly with the end-user customers, resulting in higher revenues. As a result of dealing directly with the end-user customers, TankLink’s average unit selling price increased 31%. Approximately 6,400 TankLink units were sold in fiscal 2011 compared to approximately 4,600 units in fiscal 2010.

Service revenues increased 13% as a result of increases in the ARPU for new Telguard and TankLink customers and increased activations for TankLink in fiscal 2011. Telguard experienced a net decrease in subscribers; declining from approximately 567,800 subscribers at the end of fiscal 2010 to approximately 563,500 subscribers at the end of fiscal 2011. This decrease was a result of subscribers being deactivated due to an ongoing account reconciliation project by a major customer.  Telguard’s ARPU for fiscal 2011 was $4.14, a 4% increase over fiscal 2010’s annual ARPU of $3.97. TankLink’s  ARPU rose to $11.58 in fiscal 2011 from $6.75 in fiscal 2010.  This increase is primarily due to the purchase of  the SMARTank business unit and being able to bill those customers directly.

Cost of Sales
The decrease in product cost of sales of 11% is primarily due to reduced production costs primarily from re-engineering of component parts. Telular cannot be certain that it will continue to be able to reduce production costs in the future. Service cost of sales decreased 2% due to a reduction in the cost of providing monitoring services. Telular has successfully migrated its customer base to a new carrier that has reduced rates based on volume.

Product margins, as a percentage of product revenues, increased to 25% in fiscal 2011 from 18% in fiscal 2010.  This increase is a result of reduced cost of sales and increases in the TankLink product average selling price.

Service margins, as a percentage of service revenues, increased to 65% in fiscal year 2011 from 60% in fiscal year 2010.  This increase was primarily due to reductions in fulfillment costs and higher ARPU’s.

Operating Expenses

			Change		% of Revenues
	2011	2010	Amount	Percentage	2011	2010

Engineering and development	$4,580	$4,562	$18	0%	9%	10%
Selling and marketing	7,171	5,935	1,236	21%	14%	12%
General and administrative	7,056	6,119	937	15%	14%	13%
	$18,807	$16,616	$2,191		37%	35%

Engineering and Development
Engineering and development expenses remained relatively consistent between fiscal years. The increase of $18 was primarily due to:
•	$75 in prototype materials and testing services; and,
•	$26 in facility costs primarily due to increased depreciation as a result of increased purchases of capital assets.
Offsetting these increases was a $36 decrease in payroll expenses resulting from $231 in decreases in salaries and benefits as a result of reduced headcount, partially offset by a $195 increase in bonuses as a result of a one-time bonus paid to holders of stock options in conjunction with the payment of Telular’s special dividend; and, a $47 decrease in consulting expenses as a result of reduced utilization of contract engineers. Telular expects to fill open positions in the fiscal 2012.

Selling and Marketing
Selling and marketing expenses increased by $1,236 (21%) primarily due to:
•
$400 in payroll related expenses as a result of increased sales and marketing personnel and expenses such as commissions that fluctuate with sales volume and a one-time bonus paid to holders of stock options in conjunction with the payment of Telular’s special dividend;

•	$431 in advertising and tradeshows as Telular increased its marketing efforts;
•
$282 in outside services and third party commissions primarily related to a service agreement with SmartLogix in which Telular appointed SmartLogix as an exclusive sales representative for the purpose of selling tank monitoring equipment and services to customers in the fuels and lubricants market.  Telular purchased the SMARTank business unit from SmartLogix on January 7, 2011;and,

•	$123 in travel expenses incurred in conjunction with increased marketing sales efforts.

General and Administrative (G&A)
G&A expenses increased by $937 (15%) primarily due to the following increases:
•	$415 in payroll related expenses primarily as a result of a one-time bonus paid to holders of stock options in conjunction with the payment of Telular’s special dividend;
•	$449 in amortization expense related to the intangibles recorded as a result of the purchase of the SMARTank business;
•	$64 in franchise tax fees related to the State of Delaware; and,
•	$60 in investor relations expenses, including increased travel and increased NASDAQ fees.
Offsetting these increases was a decrease in professional fees of $51, primarily due to reduced legal fees.

Other Income
Other income decreased by $293 primarily due to a decrease in interest income. In fiscal 2010 Telular was receiving interest on the outstanding trade receivable from SmartLogix.  This trade receivable, approximately $4,484, was forgiven as part of the consideration for the purchase of the SMARTank business unit on January 7, 2011 from SmartLogix.

Income Taxes
Telular recorded a current income tax provision of $299 and a deferred income tax provision of $1,993 for fiscal year 2011 as compared with a current provision of $139 and a deferred income tax benefit of $34,505 for fiscal year 2010.  The increase in the current provision was primarily due to the increase in federal and state taxable income in fiscal year 2011.  The deferred tax benefit was due to the reversal of the valuation allowances on net deferred tax assets, primarily Telular’s net operating loss carryforwards.

Net Income
Telular recorded net income of $4,154 or $0.26 per fully diluted share for fiscal 2011 compared to net income of $38,121 or $2.49 per fully diluted share for fiscal year 2010.  This decrease was primarily due to the income tax benefit recorded from the reversal of net deferred tax asset valuation allowances in fiscal 2010.

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

Revenues
Product revenues decreased 20% primarily due to decreased sales in both Telguard monitoring equipment and terminal products.  Revenues from sales of our Telguard monitoring equipment experienced lower demand as a result of a change in pricing terms within agreements between ADT and its network of authorized dealers.  ADT implemented a monthly service charge to the end user for any system sold by an authorized dealer that included a Telguard product.  Due to this surcharge, the authorized dealers generally opted to choose other security products over Telguard products which resulted in decreased sales volume; approximately 103,000 Telguard units were sold in fiscal 2010 compared with approximately 114,000 for fiscal 2009. Telular expects this trend to continue and has implemented targeted pricing discount programs to maintain sales volumes. The decrease in terminal product revenues reflects continued depressed demand in both the U.S. and in the Central American Latin American (“CALA”) regions. Of the $3,595 of total terminal sales in fiscal 2010, only $491 were from international sales compared to $6,638 of total terminal sales in fiscal 2009, of which $947 were from international sales. Telular has chosen to focus its sales efforts in the monitoring equipment and services market.

Service revenues increased 22% primarily due to increased activations in fiscal 2010.  For each hardware unit sold, service revenue is generated when the unit is activated.  ARPU increased slightly to $3.97 in fiscal 2010 as compared to $3.93 in fiscal 2009.  As of September 30, 2010 the subscriber base was approximately 568,000, an increase of approximately 68,000 subscribers from approximately 500,000 subscribers as of September 30, 2009.

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

Selling and Marketing
Selling and marketing expenses decreased by $614 (9%) primarily due to:
•	$381 decrease in payroll related expenses as a result of decreased sales and marketing personnel and expenses such as commissions that fluctuate with sales volume;
•	$132 decrease in travel expenses related to reduced travel abroad;
•	$88 decrease in third party commission expenses related to decreased sales volume; and,
•	$68 decrease in various office and general expenses as a result of Telular’s overall initiative to reduce costs.
Offsetting these decreases was an increase of approximately $55 related to marketing efforts such as trade shows and brochures.

General and Administrative (G&A)
G&A expenses increased by $509 (9%) primarily due to the following increases:
•	$432 in legal expenses related primarily to increased efforts by outside counsel in defending Telular in a patent lawsuit;
•	$115 in director non-cash compensation as a result of valuing and recording the expense of the option component of restricted stock units;
•	$87 in business license fees and non-income taxes as a result of increased presence in certain states;
•	$77 in bank and credit card fees as a result of increased usage by customers of credit cards to pay for products and services; and,
•	$65 in payroll related expenses primarily due to increase in non-cash compensation related to stock options.
Offsetting these increases were decreases to the following expenses:
•	$159 in additional proxy costs related to a proxy contest in fiscal 2009. In fiscal 2010 there we no such additional costs
•	$61 in facility related costs such as phone, utilities and general maintenance; and,
•	$47 in travel and general office expenses as a result of Telular’s overall initiative to reduce costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Management regularly reviews Telular’s working capital and available borrowings in addition to its cash and cash equivalent balance to determine if it has enough cash to operate the business. On September 30, 2011, Telular had cash and cash equivalents of $12,642 and working capital of $15,515, compared to cash and cash equivalents of $27,678 and net working capital of $34,046 a year earlier. Effective on January 22, 2011, Telular executed an Amended and Restated Loan and Security Agreement with SVB (the “Amended Loan Agreement”).  Under the Amended Loan Agreement, the term was extended for a new two year period, and total maximum borrowings remain at $10 million.  Though many of the terms and conditions were unchanged, including the maximum interest rates, some key differences include the ability for Telular to borrow up to $7 million under a revolving line of credit, with the ability to convert up to $5 million of borrowings under the revolver into a three year term loan.  Additionally, the amount available under the facility is no longer limited by the amount of eligible accounts receivable.  Instead, there are certain financial covenants that Telular must comply with in order to borrow.  An $18 commitment fee was paid by Telular and is being amortized over the new term of the loan.

Management expects trade accounts receivable and  inventory to turn into cash in short periods of time. As such, given the level of cash and cash equivalents, trade accounts receivable and inventory, management believes Telular has adequate resources to fund current and planned operations in a manner consistent with historical practices.  The tables below discuss the liquidity components of continuing operations for fiscal years 2011 and 2010.

Fiscal 2011
The Company generated cash of $14,442 from continuing operations during fiscal 2011 compared to cash generated of $10,883 during the same period of fiscal 2010.  The components of the change for  fiscal 2011 are as follows:

$ 4,154	Income from continuing operations; cash provided.
1,635	The decrease in trade accounts receivable is due to the timely collection of outstanding balances, resulting from a more favorable product mix. Service revenue represents 62% of Telular's total revenues for the twelve month period ending September 30, 2011. The accounts receivable associated with this revenue stream are generally collected within
30 days of invoicing. The timely collections along with reduced product billings resulted in the decrease.
2,252	The decrease in inventory reflects the Company's overall inventory strategy; sell from existing stock while adjusting production levels to augment the changes in sales levels.
(315)	Trade accounts payable primarily consists of amounts due to Telular's contract manufacturers and monitoring service providers. The decrease was primarily due to the timing of receipt of invoices from these vendors and their payment.
In the prior year, fiscal 2010, payment was made before year-end to these vendors.
1,228	The increase in accrued liabilities was primarily due to $1,165 increase in the estimated earn-out related to the purchase of the SMARTank line of business; $351 increase in deferred revenue due to increased advanced tank monitoring services related to SMARTank customers; $118 decrease in legal fees related to a patent infringement lawsuit; and, $170 decrease in various miscellaneous accrued expenses.
5,506	Non-cash expenses (benefits): $1,994 from the increase in deferred tax provision related to decrease in net deferred tax assets; $1,676 from stock based compensation; $1,045 from depreciation expense; $742 of amortization expense; and,
$49 from the loss on disposal of operating assets.
(18)	Net cash used by other working capital items, primarily the acquisition of intangibles; patents, trademarks, a licensing fee and the increase in income taxes payable.
$ 14,442	Total cash provided by continuing operations

Fiscal 2010
The Company generated cash of $10,883 from continuing operations during fiscal 2010 compared to cash generated of $5,453 during the same period of fiscal 2009.  The components of the change for  fiscal 2010 are as follows:

$ 38,121	Income from continuing operations; cash provided.
533	The decrease in trade accounts receivable is due to the timely collection of outstanding balances, resulting from a more favorable product mix. Service revenue represents 60% of Telular's total revenues for the twelve month period ending September 30, 2010. The accounts receivable associated with this revenue stream are generally collected within
30 days of invoicing. The timely collections along with reduced product billings resulted in the decrease.
2,982	The decrease in inventory reflects the Company's overall inventory strategy; sell from existing stock while reducing production levels to augment the reduction in sales levels.
988	Trade accounts payable primarily consists of amounts due to Telular's contract manufacturers and monitoring service providers. The increase was primarily due to the timing of receipt of invoices from these vendors. In the prior year payment was made before year-end, in fiscal 2010, payments to these vendors were made subsequent to year-end.
208	The increase in accrued liabilities was primarily due toa $167 increase in legal fees related to a patent infringement lawsuit, a $127 increase in royalties due which are beingpaid twice a year and approximately $86 in decreases in various miscellaneous accrued expenses.
(31,720)	Non-cash expenses (benefits): ($34,505) from the reduction in the deferred tax valuation allowance; $1,611 from stock based compensation expense; $855 of depreciation expense; $293 of amortization expense; and, $26 from the loss on disposal of operating assets.
(229)	Net cash used by other working capital items, primarily the acquisition of intangibles; patents, trademarks, a licensing fee and the increase in income taxes payable.
$ 10,883	Total cash provided by continuing operations

Capital expenditures for fiscal years 2011 and 2010 were $1,113 and $857, respectively.  The 2011 expenditures were for improvements to internal network equipment, production equipment, such as test stations for new products, and product certification costs for new products. The 2010 expenditures were for improvements to the message center, test equipment for operations, product certification and leasehold improvements for the Atlanta office.  Telular anticipates funding future capital additions with cash from operations.

On July 25, 2008, Telular’s Board approved a plan to repurchase up to $5,000 of Telular’s common stock on the open market.  During fiscal 2011, there were no shares repurchased under the plan.  During fiscal 2010, 123,816 shares were repurchased at a cost of $412.  Cumulatively through September 30, 2011, Telular has repurchased 4,577,163 shares at a cost of $9,573.

Telular generally requires its foreign customers to prepay, obtain letters of credit or qualify for credit. Also, to mitigate the effects of currency fluctuations on Telular’s results of operations, Telular conducts all of its international transactions in US dollars.

The following table sets forth our total contractual obligations as of September 30, 2011:

		Payments Due by Period
		Less than
Contractual Cash Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Operating leases	$1,552	$799	$753	$-	$-
Purchase Commitments	4,501	4,501	-	-	-
Total contractual cash obligations	$6,053	$5,300	$753	$-	$-

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

Monitoring service revenue is recognized at the time the service is provided.  Payments received in advance of providing monitoring services are deferred and recognized over the period in which the service is delivered.  Costs associated with providing the monitoring service are recorded when the service is provided.

For those arrangements that include multiple deliverables, Telular follows the guidance in Accounting Standard Codification (“ASC”) Subtopic 605-25, as amended by Accounting Standards Update (“ASU”) 2009-13. ASC Subtopic 605-25 established criteria for determining if a revenue arrangement has multiple deliverables. ASU 2009-13 amended the multiple-element revenue guidance to (1) modify the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item, and (2) eliminate the use of the residual method of allocation and instead required that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price.  Certain multiple-element revenue arrangements include both product and monitoring services. Telular has determined that the revenue from multiple-deliverable arrangements has met the criteria for treating each revenue source as a separate element.  Consideration is allocated to the deliverables at inception of an arrangement using the relative selling price method, based on Telular’s best estimate of selling price. Key factors that are considered when establishing a selling price are the industry segment to which the products and services are sold, estimated selling price of our competitors, where available, and an internally established gross margin range. Product revenue is billed and recognized upon shipment to the customer while monitoring services revenue is billed periodically, usually monthly, and recognized when the service is provided.

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

Allowance for Doubtful Accounts

Telular maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payment for products and services.  Telular evaluates the collectability of customer receivables by considering the payment history and the financial stability of its customers.  If Telular believes that an account receivable may not be collected, a charge is recorded to the allowance account. At September 30, 2011 and 2010, the allowance for doubtful accounts related to trades accounts receivable from continuing operations was $39 and $17, respectively.

Reserve for Inventory Obsolescence

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Telular generally considers inventory quantities greater than a one-year supply, based on current year activity, to be excess, unless that inventory has alternative uses. Telular also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At September 30, 2011 and 2010, the inventory reserves were $649 and $408, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Reserve for Warranty

Telular maintains a reserve for products that are returned within Telular’s warranty period due to inoperability. Telular has different warranty periods for its different product groups: the security monitoring products has a 24 month warranty period; the tank monitoring products have a 12 month warranty period; and, the terminal products have a 15 month warranty period. Significant management judgment is required to determine the warranty reserve.  Telular utilizes historical information regarding units returned within the appropriate warranty period and the costs incurred to repair returned units. Telular then estimates required warranty reserves for future products that may be returned.  As of September 30, 2011 and 2010, the warranty reserve was $115 and $95, respectively.

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

An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount. As of September 30, 2011 and 2010, goodwill was not impaired.

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

Telular has recorded significant valuation allowances that are intended to be maintained until it is more likely than not the deferred tax asset will be realized. The current valuation allowance of $5,612 is for state net operating losses that will expire before they can be realized.  The realization of the remaining deferred tax assets is primarily dependent on future taxable income in the appropriate state jurisdiction.  Significant factors that could negatively impact Telular’s determination of the recognition of the net deferred tax assets would be changes in the ownership of Telular and changes in tax laws and rates.  Based on Internal Revenue Code Section 382 (“Section 382”), changes in the ownership of Telular may limit the utilization of net operating loss carryforwards. Any Section 382 limitation may require that Telular record an additional valuation allowance against its deferred tax assets. Management is not aware, at this time, of any such ownership changes that would have a negative impact on the recognition of the net deferred tax assets. Any reduction in future taxable income may require that Telular record an additional valuation allowance against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a material impact on Telular’s future earnings.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.  The State of Illinois increased its corporate income tax rate from 7.3% to 9.5% in January 2011. The State also suspended the use of net operating losses to offset current taxable income for three years. Telular implemented a tax strategy that would lower taxable income apportioned to Illinois, thereby lowering the current state tax payable. This strategy reduced Telular’s estimated use of future net operating losses in Illinois, resulting in the increase in the valuation allowance against the net deferred tax assets which increased Telular’s deferred tax provision. During fiscal 2010, Telular reversed $37.0 million of valuation allowance after a comprehensive assessment of deferred tax asset realizability that was triggered by the achievement of three years of cumulative book income.  The primary rationale for the reversal of the valuation allowance and thus, the realization of deferred tax assets, is the assumption that Telular will generate sufficient future taxable income.  This conclusion is based on forecasted taxable income over the period that existing net operating losses are scheduled to expire.  Reasons that there is now sufficient forecasted taxable income include (1) the exit from the FCP market in fiscal 2007 which had been generating significant operating losses and (2) Telular’s continued focus in recent years towards growing its higher margin recurring service.  With these key strategic changes, Telular’s current operating model provided the basis upon which it was reasonable to assume that taxable income would continue.  Telular’s taxable income forecast that was used as the basis for this determination used a conservative estimate for taxable income growth from 2010 through 2016, and no growth thereafter.  Further, it did not incorporate any new business lines or depend upon any material transaction such as an acquisition or any other unusual or non-routine event to achieve the results necessary in order to realize the estimated taxable income.

Under the uncertain tax position provisions of ASC 740, Income Taxes, Telular would recognize liabilities for tax issues in the U.S based on Telular’s estimate of whether, and the extent to which, additional taxes will be due.  These tax liabilities would be recorded in income taxes in the Consolidated Balance Sheets.  As of September 30, 2011, Telular has no uncertain tax positions recorded in its financial statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The discussion of recently issued accounting pronouncements is hereby incorporated by reference from Item 8, notes to consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Telular frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of Telular’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. Telular believes its exposure to market risk fluctuations for these investments is not material as of September 30, 2011.

Financial instruments that potentially subject Telular to significant concentrations of credit risk consist principally of trade accounts receivable, particularly from international customers. To reduce its exposure to the credit risks of international customers, Telular generally seeks payment prior to shipment or receives irrevocable letters of credit that are confirmed by U.S. banks. In some instances when Telular extends credit to foreign customers without the protection of prepayment or letters of credit, Telular performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

To mitigate the effects of currency fluctuations on Telular’s results of operations, Telular conducts all of its international transactions in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Telular Corporation

We have audited the accompanying consolidated balance sheets of Telular Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telular Corporation and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Chicago, Illinois
December 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Telular Corporation

We have audited Telular Corporation’s (a Delaware Corporation) internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Telular Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Telular Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Telular Corporation  maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Telular Corporation as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2011, and our report dated December 14, 2011 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Chicago, Illinois
December 14, 2011

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$12,642	$27,678
Trade accounts receivable, net	5,859	7,056
Inventories, net	3,005	4,821
Deferred taxes	672	336
Prepaid expenses and other current assets	465	290
Total current assets	22,643	40,181

Property and equipment, net	2,282	2,169
Other assets:
Goodwill	7,502	3,159
Intangible assets, net	3,469	1,297
Long term deferred taxes	32,268	34,698
Other	69	47
Total other assets	43,308	39,201
Total assets	$68,233	$81,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$2,916	$3,201
Accrued liabilities	4,212	2,873
Income taxes payable	-	61
Total current liabilities	7,128	6,135

Long term deferred tax liabilities	429	529
Other long term liabilities	249	-
Total long term liabilities	678	529
Total liabilities	7,806	6,664

Stockholders' equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 19,712,493 and 19,449,052 shares issued at September 30, 2011 and 2010, respectively	197	195
Additional paid-in capital	181,266	178,634
Dividends	(21,248)	-
Accumulated deficit	(90,215)	(94,369)
Treasury stock, at cost; 4,577,163 shares at September 30, 2011 and 2010	(9,573)	(9,573)
Total stockholders' equity	60,427	74,887
Total liabilities and stockholders' equity	$68,233	$81,551

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year Ended September 30,
	2011	2010	2009

Revenue
Net product sales	$19,337	$19,895	$24,754
Service revenue	31,161	27,459	22,440
Total revenue	50,498	47,354	47,194

Cost of sales
Net product cost of sales	14,573	16,413	18,270
Service cost of sales	10,773	10,964	9,953
Total cost of sales	25,346	27,377	28,223

Gross margin	25,152	19,977	18,971

Operating expenses
Engineering and development expenses	4,580	4,562	4,783
Selling and marketing expenses	7,171	5,935	6,549
General and administrative expenses	7,056	6,119	5,610
Total operating expenses	18,807	16,616	16,942

Income from operations	6,345	3,361	2,029
Other income, net	101	394	321
Income from continuing operations before income taxes	6,446	3,755	2,350
Provision (benefit) for income taxes	2,292	(34,366)	65
Income from continuing operations	4,154	38,121	2,285
Loss from discontinued operations, net of tax	-	-	(419)
Net income	$4,154	$38,121	$1,866

Income (loss) per common share:
Basic
Continuing operations	$0.28	$2.55	$0.13
Discontinued operations	$-	$-	$(0.02)
Net income	$0.28	$2.55	$0.11

Diluted
Continuing operations	$0.26	$2.49	$0.13
Discontinued operations	$-	$-	$(0.02)
Net income	$0.26	$2.49	$0.11

Weighted average number of common shares outstanding:
Basic	15,035,218	14,926,145	17,125,601
Diluted	15,906,030	15,320,011	17,205,307

Dividends paid per share of common stock	$1.40	$-	$-

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock and						Total
	Additional Paid-In						Stock-
	Capital			Accumulated	Treasury Stock		holders'
	Amount	Shares	Dividends	Deficit	Amount	Shares	Equity

Balance at September 30, 2008	$175,650	19,344	$-	$(134,356)	$(1,127)	(383)	$40,167

Comprehensive and net Income	-	-	-	1,866	-	-	1,866
Stock based compensation expense	1,161	-	-	-	-	-	1,161
Stock options exercised	23	14	-	-	-	-	23
Restricted stock units awarded	239	-	-	-	-	-	239
Restricted stock units converted to common stock	-	7	-	-	-	-	-
Treasury stock purchased	-	-	-	-	(8,034)	(4,070)	(8,034)

Balance at September 30, 2009	177,073	19,365	-	(132,490)	(9,161)	(4,453)	35,422

Comprehensive and net Income	-	-	-	38,121	-	-	38,121
Stock based compensation expense	1,596	-	-	-	-	-	1,596
Stock options exercised	160	84	-	-	-	-	160
Treasury stock purchased	-	-	-	-	(412)	(124)	(412)

Balance at September 30, 2010	178,829	19,449	-	(94,369)	(9,573)	(4,577)	74,887

Comprehensive and net Income	-	-	-	4,154	-	-	4,154
Stock based compensation expense	1,201	-	-	-	-	-	1,201
Stock options exercised	607	171	-	-	-	-	607
Stock awards issued	475	92	-	-	-	-	475
Dividends paid	-	-	(20,897)	-	-	-	(20,897)
Dividend equivalent units issued	351	-	(351)	-	-	-	-

Balance at September 30, 2011	$181,463	19,712	$(21,248)	$(90,215)	$(9,573)	(4,577)	$60,427

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended September 30,
	2011	2010	2009
Operating Activities:
Net income	$4,154	$38,121	$1,866
Add back loss from discontinued operations	-	-	(419)
Income from continuing operations	4,154	38,121	2,285
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	1,045	855	789
Amortization	742	293	282
Stock based compensation expense	1,676	1,611	1,384
Loss on disposal of operating assets	49	26	-
Deferred income taxes	1,994	(34,505)	-
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	1,635	533	368
Inventories	2,252	2,982	2,656
Prepaid expenses and other assets	(111)	(265)	826
Trade accounts payable	(315)	988	(1,252)
Accrued liabilities	1,228	208	(1,910)
Income Taxes Payable	93	36	25
Net cash provided by operating activities of continuing operations	14,442	10,883	5,453

Investing Activities:
Acquisition of property and equipment	(1,113)	(857)	(932)
Purchase of business	(7,921)	-	(2,409)
Net cash used in investing activities of continuing operations	(9,034)	(857)	(3,341)

Financing Activities:
Proceeds from the exercise of stock options	453	160	23
Payment of dividends	(20,897)	-	-
Payment of notes payable	-	-	(978)
Purchases of treasury stock, at cost	-	(412)	(8,034)
Net cash used in financing activities of continuing operations	(20,444)	(252)	(8,989)

Cash Flows of Discontinued Operations
Net cash provided by operating activities of discontinued operations	-	-	3,519
Net cash provided by investing activities of discontinued operations	-	-	94
Net cash provided by discontinued operations	-	-	3,613

Net increase (decrease) in cash and cash equivalents	(15,036)	9,774	(3,264)

Cash and cash equivalents, beginning of period	27,678	17,904	21,168
Cash and cash equivalents, end of period	$12,642	$27,678	$17,904

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

1.  Description of Business

Telular Corporation (“Telular”) designs, develops and distributes products and services that utilize wireless networks to provide data and voice connectivity among people and machines. Telular’s product and service offerings combine Telular’s historical competency in developing cellular networking electronics with the data transport capabilities of commercial wireless networks in order to create information networking solutions.

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of Telular and its wholly owned subsidiaries, Telular-Adcor Security Products, Inc., Telular International, Inc. and TankLink Corporation. All intercompany balances and transactions have been eliminated.

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

Monitoring service revenue is recognized at the time the service is provided.  Payments received in advance of providing monitoring services are deferred and recognized over the period in which the service is delivered.  Costs associated with providing the monitoring service are recorded when the service is provided.

For those arrangements that include multiple deliverables, Telular follows the guidance in Accounting Standard Codification (“ASC”) Subtopic 605-25, as amended by Accounting Standards Update (“ASU”) 2009-13. ASC Subtopic 605-25 established criteria for determining if a revenue arrangement has multiple deliverables. ASU 2009-13 amended the multiple-element revenue guidance to (1) modify the separation criteria by eliminating the criterion that requires objective and reliable evidence of fair value for the undelivered item, and (2) eliminate the use of the residual method of allocation and instead required that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price.  Certain multiple-element revenue arrangements include both product and monitoring services. Telular has determined that the revenue from multiple-deliverable arrangements has met the criteria for treating each revenue source as a separate element.  Consideration is allocated to the deliverables at inception of an arrangement using the relative selling price method, based on Telular’s best estimate of selling price. Key factors that are considered when establishing a selling price are the industry segment to which the products and services are sold, estimated selling price of our competitors, where available, and an internally established gross margin range. Product revenue is billed and recognized upon shipment to the customer while monitoring services revenue is billed periodically, usually monthly, and recognized when the service is provided.

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

Financial Instruments
Financial instruments that potentially subject Telular to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The credit risks related to cash and cash equivalents are limited to Telular’s investments of cash in money market funds and the possibility that the per unit value of these funds may decline below $1.00. As of September 30, 2011 and 2010, the per unit value of these funds was $1.00.

	September 30,
	2011	2010

Cash	$12,559	$17,900
Money market funds	83	9,778
Total cash and cash equivalents	$12,642	$27,678

At September 30, 2011 and 2010, the majority of Telular’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank (“SVB”), and are federally insured only up to $250. Telular regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments.  Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising Telular’s customer base. For international sales, Telular generally receives payment in advance of shipment or irrevocable letters of credit that are confirmed by U.S. banks. Telular performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

Inventories and Reserve for Obsolescence
Inventories include purchased raw materials and finished goods purchased from contract manufacturers. Inventories are carried at the lower of cost or market and are charged to cost of sales based on first in, first out (FIFO) costing method. Telular records a reserve for obsolete or excess inventory. Telular generally considers inventory quantities greater than a one-year supply based on current year activity as well as any additional specifically identified inventory to be in excess of needs. Telular also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies.

Goodwill and Intangibles
Goodwill represents the excess of cost over fair value of net assets of purchased businesses. Telular evaluates the impairment of goodwill each year in the third quarter or whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on the fair value of the reporting unit.

Telular reviews for impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Telular evaluates recoverability of intangible assets by comparing the carrying amount of the intangible assets to future net undiscounted cash flows expected to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a discounted future cash flow analysis. If one or more of the following indicators of impairment have occurred, see list below, Telular measures the impairment based on a projected discounted cash flow using a discount rate that incorporates the risk inherent in the asset.

Potential Impairment Indicators:
•	Significant underperformance relative to expected historical or projected future operating results;
•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
•	Significant negative industry or economic trends; and,
•	Significant decline in Telular’s stock price for a substantial period.

On January 7, 2011 Telular acquired certain assets and liabilities underlying the SMARTank line of business from SmartLogix, Inc. (“SmartLogix”) (see Note 21). Telular recorded goodwill of $4,343 as a result of the purchase.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Telular evaluated the impairment of goodwill in the third quarter of fiscal 2011 and 2010 as part of its annual review.  Based upon the goodwill impairment test, Telular determined that the goodwill of $7,502 and $3,159 was not impaired in fiscal 2011 and 2010, respectively.  Additionally, no triggering events occurred in either the first, second or fourth quarters of both fiscal 2011 and fiscal 2010.

Intangible assets consist of customer relationships, capitalized technology, licensing agreements, patents and trademarks. The customer relationships and capitalized technology were recorded as part of the acquisition of the SMARTank line of business or purchased during the fiscal year. They were recorded at fair value and are being amortized over their estimated useful lives over a period of 24 months to 96 months, using the straight-line method. No indicators of impairment have occurred related to the intangible assets as of September 30, 2011 and 2010.

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line methods over the assets’ useful lives ranging from 3 to 10 years. Depreciation expense was $1,045, $855 and $789 for 2011, 2010 and 2009, respectively.

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

Earnings Per Share
Basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents, which relate entirely to the assumed exercise of stock options and warrants. In the event of a net loss for the period, both basic and diluted earnings per share of common stock are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

The following table reconciles the dilutive effect of common stock equivalents:

	For the Year Ended September 30,
	2011	2010	2009
Common Shares:
Basic weighted average common shares outstanding	15,035,218	14,926,145	17,125,601
Dilutive effect of stock options	622,145	261,769	-
Dilutive effect of restricted stock units	248,667	132,097	79,706
Dilutive effect of warrants	-	-	-
Total	15,906,030	15,320,011	17,205,307

Income from continuing operations	$4,154	$38,121	$2,285
Loss from discontinued operations	-	-	(419)
Net Income	$4,154	$38,121	$1,866

Income (loss) per common share - basic:
Continuing operations	$0.28	$2.55	$0.13
Discontinued operations	$-	$-	$(0.02)
Net income	$0.28	$2.55	$0.11

Income (loss) per common share - diluted:
Continuing operations	$0.26	$2.49	$0.13
Discontinued operations	$-	$-	$(0.02)
Net income	$0.26	$2.49	$0.11

The following stock options and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share for the years ended September 30:

	For the Year Ended September 30,
	2011	2010	2009

Stock options	456,204	1,584,847	1,982,064
Warrants	50,000	50,000	2,523,425
	506,204	1,634,847	4,505,489

The weighted average exercise prices of the stock options for 2011, 2010 and 2009 were $4.13, $4.04 and $4.06, respectively.

Stock-Based Compensation
Telular has an officer and employee stock incentive plan and a non-employee director stock incentive plan (See Note 13).  Telular calculates the cost of restricted stock awards and restricted stock units using the fair market value of Telular’s common stock as noted on the NASDAQ on the date of grant.  Telular calculates the cost of stock option grants based on their grant date fair value and recognizes these costs over the vesting period. The fair value of stock options granted and warrants issued is estimated at the grant date or issuance date using a Black-Scholes stock option valuation model. Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of Telular’s common stock, a risk-free interest rate, a dividend yield on Telular’s common stock, an estimated forfeiture rate and the expected term of the option.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Telular valued stock options granted using the Black-Scholes valuation method using the following assumptions for the years ended September 30:

	Twelve Months Ended September 30,
	2011	2010	2009

Volatility	N/A	67%	68%
Expected term	N/A	4.0 yrs	4.0 yrs
Risk free interest rate	N/A	3.50%	3.77%
Dividend yield	N/A	0.0%	0.0%

Telular did not grant any stock options in fiscal year 2011.

Telular recognized stock-based compensation expense as follows for the years ended September 30:

	For the Year Ended September 30,
	2011	2010	2009

Stock based compensation:
Stock options	$294	$1,295	$1,161
Restricted stock	907	316	223
Common stock	475	-	-
	$1,676	$1,611	$1,384

Fair Value of Financial Instruments
At September 30, 2011 and 2010, Telular’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities.  The carrying values reported in the consolidated balance sheet for these financial instruments approximate their fair values.

Research and Development Costs
Research and development costs for the years ended September 30, 2011, 2010 and 2009, were $2,623, $3,010 and $2,974, respectively, and are included in engineering and development expense.

Shipping and Handling Costs
Shipping and handling costs of $468, $349, and $482 were included in cost of sales for the years ended September 30, 2011, 2010 and 2009, respectively.

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

Segment Reporting
Telular presents its consolidated financial statements as one reportable segment.  The determination of a single reporting segment was made under ASC 280, Segment Reporting, as substantially all of the Telular’s business operations have similar economic characteristics and general expenses are not allocable.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Reclassifications
As described in Note 22, the amounts in the accompanying Consolidated Balance Sheets, the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows have been reclassed to reflect the discontinuance of the FCP segment.  Certain general and administrative expenses approximating $510 for fiscal year 2009 have been reclassed to sales and marketing in the prior years to be consistent with the current year presentation.  These expenses relate to a department whose focus and activities have changed and are more properly associated with the sales function. Additionally, non-income business tax expenses have been reclassed from other income and expenses to general and administrative expenses in the prior years to be consistent with the current year presentation.

Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on impairment testing of goodwill. The update permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting units is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles  - Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%.  This update is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment.  This guidance is effective for Telular’s first quarter in fiscal year 2012.  Telular does not anticipate the adoption of this update to have a significant impact on the results of operations or financial position.

3. Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services.  Trade accounts receivable, net of the allowance for doubtful accounts are as follows:

	September 30,
	2011	2010

Trade receivables	$5,898	$7,073
Less: allowance for doubtful accounts	(39)	(17)
	$5,859	$7,056

As of September 30, 2010, Telular had a trade receivable balance outstanding past due of $3,781 from SmartLogix. This receivable balance became part of the consideration for the purchase of the SMARTank business line (see Note 21).

4. Inventories

Inventories consist of the following:

	September 30,
	2011	2010

Raw materials	$1,559	$1,823
Finished goods	2,095	3,406
	3,654	5,229
Less: reserve for obsolescence	(649)	(408)
	$3,005	$4,821

The reserve for obsolescence increased by $241 for older generation units that are no longer actively being marketed as Telular’s newer products have a lower production cost.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

5. Property and Equipment

Property and equipment consists of the following:

	September 30,
	2011	2010

Furniture and fixtures	$108	$87
Computer equipment	3,177	2,824
Machinery and equipment	3,769	3,350
Leasehold improvements	461	430
Product certification costs	546	382
	8,061	7,073
Less accumulated depreciation and amortization	(5,779)	(4,904)
Property and equipment, net	$2,282	$2,169

6. Goodwill and Intangible Assets

Goodwill as of September 30, 2011 and 2010 is as follows:

Balance at September 30, 2009	$3,159
Additional goodwill	-
Impairment of goodwill	-
Balance at September 30, 2010	$3,159

Acquisition of SmartTank	4,343
Impairment of goodwill	-
Balance at September 30, 2011	$7,502

The increase in goodwill of $4,343 relates to the purchase of the SMARTank business unit from SmartLogix. See footnote 21 – Business Combination, for a further discussion of the purchase of the SMARTank business unit. The goodwill associated with this purchase is deductible for income tax purposes over a 15 year period.

As a result of purchasing the SMARTank line of business on January 7, 2011, Telular recorded $2,900 of intangible assets in accordance with generally accepted accounting principles for business combinations. The intangibles associated with this purchase are deductible for income tax purposes over a 15 year period.  Additionally, in fiscal 2011, Telular incurred $14 of costs related to new patents and trademarks.  These assets were not complete and therefore have not been amortized in fiscal 2011.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Telular is amortizing these intangible assets over a period of 24 to 96 months. The balances as of September 30, 2011 and 2010 are as follows:

	Weighted Average	2011			2010
	Useful Life		Accumulated			Accumulated
	(in months)	Cost	Amortization	Net	Cost	Amortization	Net

Customer relationships	67.5	$4,040	$(971)	$3,069	$1,230	$(366)	$864
Developed technology	60.0	320	(192)	128	320	(128)	192
License Agreement	75.0	150	(35)	115	150	(11)	139
Tradename	24.0	140	(96)	44	70	(70)	-
Patents & Trademarks	60.0	116	(18)	98	102	-	102
Non-Compete Agreement	36.0	20	(5)	15	-	-	-
Total intangible assets		$4,786	$(1,317)	$3,469	$1,872	$(575)	$1,297

Amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Fiscal Year
2012	$893
2013	867
2014	711
2015	709
2016	265
Thereafter	24
$3,469

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,
	2011	2010

Payroll and benefits expense	$1,848	$1,544
Acquisition earnout	933	-
Other	1,431	1,329
	$4,212	$2,873

8. Accrued Warranty

The following table is a summary of Telular’s accrued warranty obligation for continuing operations:

	For the Year Ended September 30,
	2011	2010

Balance at the beginning of the period	$95	$80
Warranty expense during the period	269	387
Warranty payments made during the period	(249)	(372)
Balance at the end of the period	$115	$95

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

9. Line of Credit

On September 23, 2010 Telular executed the First Amendment to the Loan and Security Agreement (the “First Amendment”) with SVB.  The First Amendment extended the terms and conditions of the New Agreement through December 23, 2010 which provides for a $5,000 base facility and an accordion option that permits Telular to obtain an additional $5,000. Borrowings under the New Agreement are secured by all of the assets of Telular and will be based on the level of eligible accounts receivable. Telular had the option under the loan to have interest calculated on SVB’s prime rate (with a floor of 5%) up to a maximum of prime plus 0.5% or calculated on the current LIBOR rate up to a maximum of LIBOR plus 3%.  In connection with the First Amendment, Telular paid an amendment fee of $4 subsequent to September 30, 2010.

On January 22, 2011, Telular executed an Amended and Restated Loan and Security Agreement with SVB (the “Amended Loan Agreement”).  Under the Amended Loan Agreement, the term was extended for a new two year period, and total maximum borrowings remain at $10 million.  Though many of the terms and conditions were unchanged, including the maximum interest rates, some key differences include the ability for Telular to borrow up to $7 million under a revolving line of credit, with the ability to convert up to $5 million of borrowings under the revolver into a three year term loan.  Additionally, the amount available under the facility is no longer limited by the amount of eligible accounts receivable under the new agreement and the First Amendment, Telular is required to comply with certain financial covenants such as maintaining certain levels of assets to liabilities and minimum levels of cash flow generation. As of September 30, 2011 and 2010, Telular had no outstanding borrowings and was in full compliance with all financial covenants. An $18 commitment fee was paid by Telular and will be amortized over the new term of the loan.

10. Income Taxes

Telular’s has provided for income taxes based on U.S tax laws and rates. Deferred tax assets and liabilities are determined based on the difference between GAAP financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the fiscal years 2011, 2010 and 2009, income tax expense (benefit) consisted of the following:

	For the Year Ended September 30,
	2011	2010	2009
Current:
Federal	$170	$106	$48
State	128	33	17
Current income tax provision	298	139	65

Deferred:
Federal	1,219	(32,607)	-
State	775	(1,898)	-
Deferred income tax provision (benefit)	1,994	(34,505)	-
	$2,292	$(34,366)	$65

In fiscal 2009, Telular did not record a deferred tax provision because a full valuation allowance has been provided against the net deferred tax assets. In fiscal 2010, Telular determined that it was more likely than not that it would be able to recognize, in the future, the benefits of certain deferred tax assets.  Therefore, the valuation allowances associated with these deferred tax assets was reversed and a deferred tax benefit was recorded.  The deferred tax provision for fiscal 2011 represents the utilization of deferred tax assets, primarily net operating loss carryforwards (“NOLs”). The valuation allowance associated with these deferred tax assets was reversed to reflect the utilization of the net deferred tax assets and the expiration of certain NOLs.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

The provision for income taxes differs from the amount obtained by applying the statutory tax rate as follows for the years ended September 30:

	2011	2010	2009
Provision for income taxes at statutory rate	34.0%	34.0%	34.0%
Increases (decreases) in taxes resulting from:
Valuation allowance	-0.4%	-949.2%	-32.0%
State taxes net of federal benefit	1.3%	0.6%	0.6%
Other	0.7%	-0.6%	1.0%
	35.6%	-915.2%	3.6%

At September 30, 2011, Telular had net operating loss carryforwards (“NOLs”) of approximately $85,790 for income tax purposes that will expire in varying amounts from 2012 through 2028.

Telular accounts for uncertainties in income taxes pursuant to ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109), (“FIN 48”). The guidance prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions.  In the first step of the two-step process prescribed in the interpretation, Telular evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  In the second step, Telular measures the tax benefit at the percentage that is cumulatively greater than 50% likely of being realized upon ultimate settlement with the relevant tax authority. Accordingly, Telular has determined that there is a less than 50% likelihood that its research and development (R&D) tax credits would be sustained upon audit as Telular has not completed gathering the necessary documentation required by the taxing authority to substantiate the credit.  In fiscal year 2009 Telular had a full valuation allowance against the net deferred tax assets. In fiscal 2010, Telular has eliminated this deferred tax asset because Telular does not plan on taking these credits on future tax returns. This has no impact on Telular’s effective tax rate.

In fiscal 2011, Telular had no reportable uncertain tax positions under FIN 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Year Ended September 30,
	2011	2010	2009

Balance at beginning of year	$-	$2,486	$2,834

Reductions:
For expiring credits	-	-	(348)
For eliminated credits	-	(2,486)	-

Balance at end of year	$-	$-	$2,486

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Telular’s deferred tax assets are as follows:

	September 30,
	2011	2010
Deferred tax assets:
Reserve for inventory obsolescence	$231	$154
Allowance for doubtful accounts	13	5
Fixed assets	5	-
Intangible assets	43	53
Non-cash compensation	1,698	1,448
Alternative minimum tax credits	324	155
Accrued liabilities	427	176
Net operating loss carryfowards	35,810	43,972
Other	1	104
Total deferred tax assets	38,552	46,067

Deferred tax liabilities:
Intangible assets	(282)	(389)
Fixed assets	(29)	(45)
Production certification costs	(118)	(95)
Total deferred tax liabilities	(429)	(529)
Net deferred tax asset	38,123	45,538
Less valuation allowance	5,612	11,033
Net deferred tax assets	$32,511	$34,505

In fiscal 2010, Telular, as a result of three years of cumulative book tax income, analyzed the need for a full valuation allowance against its net deferred tax assets.  This analysis considered all available positive and negative evidence including Telular’s past operating results, the existence of cumulative losses and Telular’s forecast of future taxable income. In estimating future taxable income, Telular developed assumptions including the amount of future federal and state pre-tax operating income, the reversal of temporary differences, the utilization of net operating loss carryforwards to offset taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates Telular is using to manage the underlying business. In fiscal 2010, the valuation allowance decreased by $37,014, primarily due to the valuation allowance reversal and the expiration of unused NOLs. In fiscal 2011, the valuation allowance decreased by $5,421 primarily due to expiring NOLs.  The remaining valuation is for state NOLs that Telular anticipates will expire unutilized in future periods.

In connection with accounting for stock-based compensation, Telular elected to follow the tax ordering laws to determine the sequence in which deduction, net operating loss carryforwards and tax credits are utilized.

Telular files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of September 30, 2011, Telular is no longer subject to U.S. federal examination by taxing authorities for years prior to 2008. Income tax returns for fiscal years 2008, 2009 , 2010 and 2011 are still open for examination.  However, utilization of net operating loss carryforwards that were generated in years prior to 2008 may result in a prior tax year being open for IRS examination.

Telular has concluded Illinois, New York and Texas state audits for years 2004 through 2006.  Tax years 2007 through 2011 remain open to examination by multiple state taxing jurisdictions.

Telular also files sales and use tax returns in various states. Telular has concluded Illinois and California for the period October 1, 2007 through September 30, 2010 and New York sales and use tax audits for March 1, 2007 through February 28, 2010. Tax years 2007 through 2011 remain open to examination by multiple state taxing jurisdictions.

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

11. Commitments

Telular occupies certain facilities and rents certain equipment under various operating lease agreements expiring at various dates through February 28, 2015. Telular leases office and warehouse facilities in Florida, Georgia and Illinois under operating leases that expire from December 2012 through February 2015. Many of the lease agreements include escalation clauses and only the Florida lease has the option to renew. Rent expense for continuing operations for the years ended September 30, 2011, 2010, and 2009 was $760, $788 and $875, respectively. Future minimum obligations for continuing operations under noncancelable operating leases are as follows:

Fiscal Year
2012	$799
2013	557
2014	189
2015	7
Thereafter	-
$1,552

On September 11, 2006, Telular entered into an agreement with Speedy-Tech Electronics Ltd. (Speedy) relating to the manufacturing of final assemblies of Telular’s products.  Either party may terminate the agreement upon 90 days prior written notice to the other party.  Under the agreement, Telular has the right to offset amounts due to Telular from Speedy against amounts owed to Speedy by Telular.  As of September 30, 2011, Telular had $2,266 in open purchase commitments pursuant to this agreement.

On January 5, 2009, Telular entered into an agreement with Creation Technologies Wisconsin Inc. (“Creation”) under which Creation will provide fulfillment services and manufacture final assemblies of certain of Telular’s products. Either party may terminate the agreement upon six months prior written notice to the other party. Under the agreement, Telular has the right to offset amounts due to it from Creation against amounts owed to Creation by Telular.  As of September 30, 2011, Telular had $1,348 in open purchase commitments with Creation.

12. Redeemable Preferred Stock and Preferred Stock

At September 30, 2011 and 2010, Telular had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

13. Capital Stock, Stock Options and Stock Awards

In connection with a Loan and Security Agreement with Wells Fargo Business Credit Inc. (“Wells Fargo”) entered into during fiscal year 2000 that was repaid on December 30, 2002, Telular issued warrants to Wells Fargo convertible into 50,000 shares of Telular’s Common Stock.  The warrants, which remain outstanding, have a strike price of $16.29 per share and do not have an expiration date.

On July 25, 2008, Telular’s Board approved a plan to repurchase up to $5,000 of Telular’s common stock on the open market.  During fiscal 2008, 383,207 shares were repurchased at a cost of $1,127. In fiscal 2009, 1,725,283 shares were repurchased under the plan at a cost of $2,648.  Additionally, on June 19, 2009, Telular completed a modified “Dutch Auction” tender offer buying back 2,344,857 shares of common stock at a cost of $5,386. In fiscal 2010, 123,816 shares were repurchased under the plan at a cost of $412. No shares were repurchased in fiscal 2011.  Treasury stock is recorded at cost and is presented as a reduction to stockholders’ equity.

Telular has a Stock Incentive Plan, a 2008 Employee Stock Incentive Plan, and a Non-Employee Director Stock Incentive Plan (collectively the Plans). Under the Plans, options to purchase shares of Common Stock and stock awards may be granted to all officers, employees and non-employee directors. Stock options have been granted at exercise prices as determined by the Compensation Committee of the Board of Directors to officers, employees and non-employee directors of Telular pursuant to the Plans.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

These stock options vest immediately or over a period of up to three years. All stock options, if not exercised or terminated, expire either on the sixth or the tenth anniversary of the date of grant. Stock awards in the form of restricted stock units (“RSUs”) have been issued to non-employee directors under the Non-Employee Stock Incentive Plan. Additionally, performance stock units (“PSUs”) have been issued to officers and employees under the Stock Incentive Plan and the 2008 Employee Stock Incentive Plan.

The following table summarizes the number of Common Shares reserved and available for issuance under the Plans at September 30, 2011:

		Available
	Reserved	to Issue
Stock Incentive Plan	3,450,000	303,567
2008 Employee Stock Incentive Plan	1,475,000	360,425
Non-employee Director Stock Incentive Plan	605,000	106,775

Stock Options
The following table displays all stock option activity as of September 30, 2011 including stock options granted under the Plans and the Stock Option Agreements:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000's)	Price	(000's)	Price	(000's)	Price

Outstanding at beginning of the year	2,242	$4.04	1,982	$4.06	1,712	$4.85
Granted	-	-	505	3.98	490	1.52
Exercised	(181)	2.85	(84)	1.91	(14)	1.72
Canceled	(7)	8.45	(161)	5.25	(206)	4.73
Outstanding at end of the year	2,054	$4.13	2,242	$4.04	1,982	$4.06

The following table summarizes information about options outstanding at September 30, 2011:

		Weighted-	Outstanding		Exercisable
		Average	Weighted-		Weighted-
	Outstanding as of	Remaining	Average	Exercisable as of	Average
Range of	September 30, 2011	Contractual	Exercise	September 30, 2011	Exercise
Exercise Prices	(000's)	Life (in years)	Price	(000's)	Price

$1.48 - 3.00	670	3.43	$2.14	554	$2.03
3.01 - 4.67	638	2.95	3.66	638	3.66
4.68 - 6.62	497	3.37	5.61	372	5.87
6.63 - 7.99	249	2.16	7.74	249	7.74
	2,054	3.11	$4.13	1,813	$4.17

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Stock option activity for 2011 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	(000's)	Price	Life (in years)	($000's)

Outstanding as of September 30, 2010	2,242	$4.04
Granted	-	-
Exercised	(181)	2.85
Canceled	(7)	8.45
Outstanding as of September 30, 2011	2,054	$4.13	3.11	$4,242

Exercisable as of September 30, 2011	1,813	$4.17	2.98	$3,732

Total intrinsic value of options exercised for 2011, 2010 and 2009 was $302, $83 and $13 respectively. At September 30, 2011, the total compensation cost of non-vested awards not yet recognized was $746. The weighted-average period over which the total compensation cost of non-vested awards not yet recognized is expected to be 1.21 years as of September 30, 2011.

Stock Awards
The following tables summarize RSU and PSU activity under the Plans during the years ended September 30, 2011, 2010 and 2009:

RSUs	2011		2010		2009
	Weighted-		Weighted-		Weighted-
	Average		Average		Average
	Grant	Number	Grant	Number	Grant	Number
	Price	of Units	Price	of Units	Price	of Units
Balance at October 1	$2.32	198,803	$1.51	150,450	$-	-
RSUs granted	6.74	34,868	4.86	48,353	1.51	188,202
Credited DEUs (1)	5.47	55,377	-	-	-	-
RSUs released	-	-	-	-	(1.59)	(7,550)
RSUs canceled and forfeited	-	-	-	-	(1.49)	(30,202)
Balance at September 30	$3.46	289,048	$2.32	198,803	$1.51	150,450

PSUs	2011		2010		2009
	Weighted-		Weighted-		Weighted-
	Average		Average		Average
	Grant	Number	Grant	Number	Grant	Number
	Price	of Units	Price	of Units	Price	of Units
Balance at October 1	$-	-	$-	-	$-	-
PSUs granted at target	6.74	157,200	-	-	-	-
Additional shares issued above target (2)	-	-	-	-	-	-
Credited DEUs (1)	6.49	7,376	-	-	-	-
PSUs released	-	-	-	-	-	-
PSUs canceled and forfeited	-	-	-	-	-	-
Balance at September 30 (3)	$6.73	164,576	$-	-	$-	-

(1) Represents dividend equivalent units credited to the directors and employees based upon their RSU holdings on the dates Telular paid their quarterly dividends.
(2) Represents additional shares issued to employees after final performance metrics exceeded specified targets.
Additional shares were finalized and issued on November 8, 2011.
(3) Represents the number of shares expected to be issued after all PSUs are vested.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Telular issued 34,868, 48,353 and 188,202 RSUs to its directors, valued at $235, $235 and $284 for their services in fiscal years 2011, 2010 and 2009, respectively. In fiscal 2009, 30,202 RSUs were cancelled when one of the directors retired before his units were vested and 7,550 units became vested and were converted to Telular’s common stock. The restricted stock units vest 12 months from the grant date but are not exercisable until the director terminates their position or if there is a change in Telular’s ownership.  Telular calculates the cost of restricted stock awards and restricted stock units as the fair market value of Telular’s common stock on the date of grant. Additionally, under the terms of the Restricted Stock Agreement holders of RSUs will receive a dividend equivalent unit (“DEU”) each time a dividend is paid on Telular’s common stock. During fiscal 2011, Telular issued 55,377 DEUs to its directors valued at $303.  These DEUs were recorded as a dividend on common stock.

On June 30, 2010, it was determined that the RSU’s include a provision that permits the directors to select either a cash payment in lieu of issuance of common stock or the conversion of the RSU into common stock. The cash payment feature is limited to the fair value of the common stock as of the date of grant. This provision created a tandem award where there are in effect two awards included within the RSU. The first part of the award is the cash payment limitation, which is accounted for as a liability, and the second part of the award is accounted for as an option. Accordingly, Telular revised its accounting for the RSU’s to reclassify $324 of stock compensation expense previously identified in shareholders’ equity to reflect this liability. As a result of this revision, Telular recorded an additional non-cash compensation charge to operations of $115, which is included in the stock based compensation expenses related to stock options. Subsequent to June 30, 2010, the Board of Directors approved a modification to the RSU agreement eliminating the cash payment provision. The modification eliminated the liability that was previously associated with the cash payment option and valued the RSUs as a new grant.  Telular recorded a non-cash compensation charge of $90 to operations in the fourth quarter of fiscal 2010 and $124 in fiscal 2011 for the new grant.

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

On February 1, 2011, Telular awarded 157,200 performance stock units (“PSUs”) to officers and employees, valued at $1,060, based on the price of Telular’s common stock on the date of issuance. These PSUs will be earned based on the level of achievement of certain fiscal 2011 performance measures and will vest ratably from the grant date through September 30, 2013. The actual number of performance based PSUs earned could fluctuate between 0% - 130% of the original grant, depending on the actual level of achievement of the performance targets. Each quarter, an estimate will be made as to the most likely level of achievement of the performance targets.  The amount of expense will be adjusted accordingly until the final determination of earned PSUs is made subsequent to Telular’s fiscal 2011 year end. As of September 30, 2011, the determination date, it was determined that the officers and employees achieved 102% of the performance targets, resulting in 3,177 additional PSUs earned valued at $21.  At the determination date, the earned performance based PSUs will vest as follows: one-third immediately, one-third on September 30, 2012 and the remaining one-third on September 30, 2013.  Upon vesting, providing the recipient remains employed by Telular, Telular will issue common stock to the recipient. The expense will be recorded on a pro-rata basis over the vesting period. During fiscal 2011, Telular issued 7,376 DEUs to its officers and employees valued at $48. These DEUs were recorded as a dividend on common stock.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

14. Dividends

On November 4, 2010, the Board of Directors approved a special one-time cash dividend of $1.00 per share of common stock and a regular quarterly dividend of $0.10 per share of common stock, both of which were paid on November 22, 2010 to shareholders of record on November 15, 2010.  In connection with the distribution of the dividends, Telular issued DEUs to director holders of RSUs at a total value of $219. The DEUs were then converted to RSUs at a per-unit value of $5.16, which represented the average of the high and low selling prices of Telular common stock traded on the dividend payment date of November 22, 2010. Telular paid $16,373 for the cash dividend and issued 42,422 RSUs.

On January 27, 2011, Telular declared a regular quarterly dividend of $0.10 per share of common stock payable on February 22, 2011 to shareholders of record on February 14, 2011.  In connection with the distribution of the dividends, Telular issued DEUs to director and employee holders of RSUs at a total value of $43. The DEUs were then converted to RSUs at a per-unit value of $7.42, which represented the average of the high and low selling prices of Telular common stock traded on the dividend payment date of February 21, 2011. Telular paid $1,504 for the cash dividend and issued 5,843 RSUs.

On May 5, 2011, Telular declared a regular quarterly dividend of $0.10 per share of common stock payable on May 23, 2011, to shareholders of record on May 16, 2011. In connection with the distribution of the dividends, Telular issued DEUs to director and employee holders of RSUs at a total value of $44. The DEUs were then converted to RSUs at a per-unit value of $6.22, which represented the average of the high and low selling prices of Telular common stock traded on the dividend payment date of May  23, 2011. Telular paid $1,508 for the cash dividend and issued 7,068 RSUs.

On July 28, 2011, Telular declared a regular quarterly dividend of $0.10 per share of common stock payable on August 22, 2011, to shareholders of record on August 15, 2011. In connection with the distribution of the dividends, Telular issued DEUs to director and employee holders of RSUs at a total value of $45. The DEUs were then converted to RSUs at a per-unit value of $6.02, which represents the average of the high and the low selling prices of Telular common stock traded on the dividend payment date of August 22, 2011. Telular paid $1,512 for the cash dividend and issued 7,420 RSUs.

15. Major Customers

For the years ended September 30, 2011 and 2010, Telular derived approximately $18,915 (37%) and $17,782 (38%) respectively, of its total revenues from one customer located in the United States.  Trade accounts receivable from this customer totaled $1,795 and $549 as of September 30, 2011 and 2010 respectively.  For the year ended September 30, 2009 Telular derived approximately $20,981 (44%) of its total revenue from two customers located in the United States.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

16. Export Sales

Telular exports its products to three regions around the world: Central American/Latin American (CALA), Europe/ Africa (EA) and Asia/Middle East (AME).  Export sales are summarized in the table below:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2011 sales	$215	$30	$38	$283	$50,215	$50,498
Region's sales as % of total export sales	75.97%	10.60%	13.43%	100.00%
Region's sales as % of Total Company sales	0.43%	0.06%	0.07%	0.56%	99.44%	100.00%

Fiscal 2010 sales	$537	$108	$59	$704	$46,650	$47,354
Region's sales as % of total export sales	76.28%	15.34%	8.38%	100.00%
Region's sales as % of Total Company sales	1.14%	0.23%	0.12%	1.49%	98.51%	100.00%

Fiscal 2009 sales	$463	$394	$119	$976	$46,218	$47,194
Region's sales as % of total export sales	47.44%	40.37%	12.19%	100.00%
Region's sales as % of Total Company sales	0.98%	0.84%	0.25%	2.07%	97.93%	100.00%

17. Contingencies

Telular is involved in various legal proceedings that arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings will not have a material adverse effect on Telular’s consolidated results of operations, cash flows or financial position.

18. Employee Benefit Plan

Telular sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of Telular. Telular may match employee contributions on a discretionary basis. Telular matched $152, $129 and $93 for the years ended September 30, 2011, 2010 and 2009, respectively. The matched amounts are included in operational expenses for Telular.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

19. Supplemental Disclosures of Cash Flow Information

	For the Year Ended September 30,
	2011	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$1
Income taxes paid	$287	$102	$40
Dividend equivalent units awarded to holders of restricted common stock units - 62,753, 0 and 0 shares, respectively	$351	$-	$-

20. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2011 and 2010.

	Three months ended,
	December 31	March 31	June 30	September 30
Fiscal year 2011
Total revenues	$12,090	$12,492	$12,824	$13,092
Gross margin	5,589	6,000	6,969	6,594
Net income	390	111	2,035	1,618
Basic income per common share:	$0.03	$0.01	$0.14	$0.11
Diluted income per common share:	$0.02	$0.01	$0.13	$0.10
Fiscal year 2010
Total revenues	$13,022	$11,356	$11,002	$11,974
Gross margin	5,216	4,615	4,988	5,158
Net income	975	317	960	35,869
Basic income per common share:	$0.07	$0.02	$0.06	$2.41
Diluted income per common share:	$0.06	$0.02	$0.06	$2.35

2011 Shares outstanding:
Basic	14,923,359	15,030,397	15,072,061	15,115,351
Diluted	15,677,326	15,994,650	16,017,257	16,066,238

2010 Shares outstanding:
Basic	14,922,219	14,949,792	14,939,803	14,893,427
Diluted	15,334,271	15,469,497	15,325,862	15,272,315

Due to rounding in earnings per share, the sum of the quarters may not be equal to the full year.

21. Business Combinations

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Pursuant to the Asset Purchase Agreement (the “Agreement”), the aggregate purchase price was $7,921, which consisted of: $2,294 of cash paid directly to SmartLogix, $4,484 applied to the existing trade receivable balance due to TankLink from SmartLogix, and $1,143 of accrued earn-outs.  Under the Agreement, Telular agreed to purchase certain net working capital assets for cash, such as trade accounts receivables, inventory, leased monitoring equipment, and trade accounts payable and deferred revenue.  The total value of the net working capital of approximately $678 is included in the total cash paid to SmartLogix.  Pursuant to an earn-out provision contained in the Agreement, SmartLogix has the ability to earn a total of $2,400 over a two year period depending on the future performance of SMARTank.  At September 30, 2011, Telular re-assessed the potential payments associated with the earn-out provisions and decreased the accrued earn-out balance $79 to $1,064. The benefit was recorded in selling and marketing expenses.

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

The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition:

Accounts receivable	$438
Inventories, net	436
Property and equipment, net	94
Customer relationships	2,810
Non-compete agreement	20
Tradename	70
Goodwill	4,343
Total assets acquired	8,211

Accounts payable - Vendors	30
Deferred revenue	260
Total liabilities assumed	290
Net assets acquired	$7,921

The following summarized unaudited pro forma financial information for the full years ended September 30, 2010 and 2011, assumes the acquisition occurred as of October 1, 2009 and October 1, 2010, respectively:

	Twelve Months Ended	Twelve Months Ended
	September 30, 2010	September 30, 2011

Net revenues	$52,163	$51,631
Net income	$38,225	$4,080
Basic income per common share	$2.56	$0.27
Diluted income per common share	$2.50	$0.26

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

22. Discontinued Operations

During July 2007, Telular formulated a plan to sell the net assets of its Fixed Cellular Phone (“FCP”) segment and exit the cellular phone market.   As required by the Property, Plant and Equipment Topic of the FASB Accounting Standards Codification, Telular designated the assets and liabilities of this segment as “held for sale”. The assets and liabilities in this disposal group were measured at the lower of their carrying value or fair value less cost to sell and were separately identified in the Consolidated Balance Sheets at September 30, 2007.  During the third quarter of fiscal 2008, Telular determined it would be unable to secure a buyer of the FCP business unit.  As a result, Telular made a strategic decision to abandon the FCP business effective June 30, 2008.  As of September 30, 2010, all of the assets of the business have been disposed of or collected and there are no remaining liabilities. In fiscal 2011 and 2010, there were no operational transactions related to the discontinued business unit. In fiscal 2009, revenues, cost of sales and operating expenses for discontinued operations were $1,597, $1,877 and $139, respectively resulting in a $419 loss from discontinued operations.

The following table summarizes the components of discontinued operations reported on the Consolidated Statements of Cash Flow for the year ended September 2009:

Operating Activities:
Loss from discontinued operations	$(419)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	32
Changes in assets and liabilities:
Assets of discontinued operations	4,583
Liabilities of discontinued operations	(677)
Net cash provided by operating activities	3,519
Investing Activities:
Sale of property and equipment	94
Net cash provided by (used in) investing activities	94
Cash provided by discontinued operations	$3,613

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

23. Subsequent Events

On November 10, 2011, Telular announced the declaration of a quarterly dividend.  The dividend of $0.11 per share was paid on November 29, 2011 to shareholders of record at the close of business on November 22, 2011. The dividend was paid in cash and in additional RSUs, as required by the restricted stock agreement. The cash portion of the dividend was $1,670 and was paid to holders of Telular’s common stock on the date of record.  Holders of RSUs, on the date of record, received an additional 7,146 RSUs valued at $51. The effect on Telular’s financial statements was to reduce cash for $1,670, increase non-cash compensation for $51 and decrease equity for $1,721.

On December 3, 2011, Telular entered into Merger Agreement (the “Agreement”) to purchase 100% of the capital stock of SkyBitz, Inc. (“SkyBitz”). SkyBitz provides mobile resource management solutions focusing on over-the-road tracking via satellite. Skybitz’s satellite-based technology provides real-time visibility of many asset types, including truck trailer, intermodal containers, sea-going containers, rail cars, power generators and rental equipment.  The purchase will be accounted for using the purchase method in accordance with ASU 805.

Under the terms of the agreement, Telular will pay consideration of $42,000, comprised of $35,000 in cash and $7,000 of Telular’s common stock. The cash portion of the consideration is anticipated to be funded with a $30,000  five year term loan from SVB and $5,000 from Telular’s cash on hand. The rate on the term loan will either be based on LIBOR or Prime rate determined quarterly based upon the leverage ratio reported by Telular and at no time will the interest rate be less than 3%. The loan will be collateralized by all of Telular’s assets, including intellectual property. The number of shares to be issued at closing shall be determined based on a per share price equal to the 10-day weighted average share price prior to the date of the execution of the definitive agreement (the “Execution Date Price”); provided, however, if the 10-day weighted average share price prior to the closing date ( the “Closing Date Price”) is less than the Execution Date Price, the number of shares issued at closing shall be determined based on a per share price equal to the greater of (a) the Closing Date Price and (b) 85% of the Execution Date price; provided further, SkyBitz will not be obligated to close and may terminate the Agreement without further liability if the Closing Date Price is equal to or less than 50% of the Execution Date Price.

The acquisition is subject to the approval of a communications license transfer by the FCC and is expected to close in 60-90 days. Estimated fair value of assets acquired and liabilities assumed and pro forma revenues and earnings are not yet available.

PART III

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Telular maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Telular in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Telular’s management assesses the effectiveness of Telular’s internal control over financial reporting using the criteria set forth by the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision-making regarding required disclosure. As of the end of the period covered by this report management carried out, with the participation of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), an evaluation of the effectiveness of Telular’s disclosure controls and procedures. Based on this evaluation, Telular’s CEO and CFO have concluded that Telular’s disclosure controls and procedures were effective. The CEO’s and CFO’s conclusion regarding Telular’s disclosure controls and procedures is based on management’s conclusion that Telular’s internal control over financial reporting was effective as described below.

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

Telular’s management assessed the effectiveness of Telular’s internal control over financial reporting as of September 30, 2011, using the criteria set forth by the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, Telular’s management concluded that, as of September 30, 2011, Telular’s internal control over financial reporting was effective based on those criteria.

Grant Thornton LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in the Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as stated in this report.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF TELULAR

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Election of Directors in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 31, 2012, which is incorporated herein.

The Directors’ names and occupations are listed in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 31, 2012. Names and information about executive officers are provided in Item 1 of this filing.

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

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 31, 2012, which is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 31, 2012, which is incorporated herein.

Further, for the information required by Item 201(d) of Regulation S-K, reference is made to the information contained under the caption “Option Exercise and Fiscal Year-End Option Values” in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 31, 2012, which is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Transactions in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 31, 2012, which is incorporated herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Independent Public Accountants in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held January 31, 2012, which is incorporated herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.
The following financial statements are included in Part II, Item 8 of this Form 10-K.
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2011 and 2010
Consolidated Statements of Operations for the years ended September 30, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

2.
The following financial statement schedule, Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2011, 2010 and 2009 is filed as part of this report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this annual report.

Schedule II – Valuation and Qualifying Accounts

		Charged
	Balance at	to Costs		Charged				Balance at
	Beginning	and		to Other				End of
Description	of Period	Expenses		Accounts		Deductions		Period

Period Ended September 30, 2011
Accumulated amortization of intangible assets	$575	$742	(1)	$-		$-		$1,317
Valuation allowance of deferred tax asset	11,033	-		-		(5,421	) (2)	5,612
Reserve for inventory obsolescence	408	470		-		(229	) (3)	649
Allowance for doubtful accounts	17	57		-		(35	) (4)	39

Period Ended September 30, 2010
Accumulated amortization of intangible assets	$282	$293	(5)	$-		$-		$575
Valuation allowance of deferred tax asset	48,047	-		-		(37,014	) (6)	11,033
Reserve for inventory obsolescence	91	344		-		(27	) (3)	408
Allowance for doubtful accounts	20	19		-		(22	) (4)	17

Period Ended September 30, 2009
Accumulated amortization of intangible assets	$-	$282	(5)	$-		$-		$282
Valuation allowance of deferred tax asset	57,490	-		-		(9,443	) (7)	48,047
Reserve for inventory obsolescence	84	(43)		195	(8)	(145	) (3)	91
Allowance for doubtful accounts	39	19		-		(38	) (4)	20

(1)	Amount represents the amortization of intangible assets related to the acquisitions of TankLink on October 1, 2008 and the SMARTank business unit on January 7, 2011.
(2)	Amount represents the change in the valuation amount for deferred taxes principally due to the expiration and utilization of net operating loss carryforwards.
(3)	Inventory disposed.
(4)	Accounts receivable written-off.
(5)	Amount represents the amortization of intangible assets related to the acquisition of TankLink on October 1, 2008.
(6)
Amount represents the change in the valuation amount for deferred taxes due principally to the reversal of the valuation allowance as a result of Telular's anticipated utilization of net operating loss carryforwards in future periods.

(7)
Amount represents the change in the valuation amount for deferred taxes due principally to the origination and utilization of net operating loss carryforwards. The valuation amount reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

(8)	Amount represents the opening balance of TankLink's reserve for inventory obsolescence at date of acquisition.

3.	Exhibits

Number	Description	Reference

3.1	Certificate of Incorporation	Filed as Exhibit 3.1 to Registration Statement No. 33-72096 (the RegistrationStatement)

3.2	Amendment No. 1 to Certificate of Incorporation	Filed as Exhibit 3.2 to the Registration Statement

3.3	Amendment No. 2 to Certificate of Incorporation	Filed as Exhibit 3.3 to the Registration Statement

3.4	Amendment No. 3 to Certificate of Incorporation	Filed as Exhibit 3.4 to Form 10-Q filed February 16, 1999

3.5	Amendment No.4 to Certificate of Incorporation	Filed as Exhibit 3.5 to Form 10-Q filed February 16, 1999

3.6	By-Laws	Filed as Exhibit 3.4 to the Registration Statement

4.1	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock	Filed as Exhibit 99.2 Form 8-K filed April 25, 1997

10.1	Nonqualified Stock Option Agreement, dated as of October 30, 2001, by and between Telular and Larry J. Ford	Filed as Exhibit 10.42 to Form 10-K filed December 21, 2001

10.2	Telular Corporation Non-employee Directors’ Stock Incentive Plan February 14, 2003	Filed as Exhibit 10.22 to Form 10-Q filed

10.3	Employment Agreement with Joseph A. Beatty dated December 14, 2007	Filed as Exhibit 10.1 to Form 8-K filed December 19, 2007

10.4	Retention and Severance Agreement with Jonathan M. Charak dated March 17, 2008	Filed as Exhibit 10.1 to Form 8-K filed on March 19, 2008

10.5	Retention and Severance Agreement with George S. Brody dated July 29, 2008	Filed as Exhibit 10.1 to Form 8-K Filed on August 4, 2008

10.6	Form of Nonqualified Stock Option Plan Agreement Pursuant to the Telular Stock Incentive Plans	Filed as Exhibit 10.6 to Form 10-K Filed on December 14, 2010

10.7	Form of Telular Corporation Restricted Stock Unit Agreement	Filed as Exhibit 10.7 to Form 10-K Filed on December 14, 2010

10.8	First Amended and Restated Non-Employee Director Stock Incentive Plan	Filed as Appendix A to Schedule 14A Filed on December 24, 2007

10.9	2008 Employee Stock Incentive Plan	Filed as Appendix B to Schedule 14A Filed on December 24, 2007

10.10	First Amended and Restated 2008 Employee Stock Incentive Plan	Filed as Appendix A to Schedule 14A Filed on December 18, 2009

10.11	Second Amended and Restated Non-Employee Director Stock Incentive Plan	Filed as Appendix B to Schedule 14A Filed on December 18, 2009

21	Subsidiaries of Registrant	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

Telular Corporation

Date: December 14, 2011	By:	/s/ JOSEPH A. BEATTY
Joseph A. Beatty President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH A. BEATTY	President, Chief Executive	December 14, 2011
Joseph A. Beatty	Officer and Director

/s/ JONATHAN M. CHARAK	Senior Vice President,	December 14, 2011
Jonathan M. Charak	Chief Financial Officer and Secretary

/s/ ROBERT L. DEERING	Chief Accounting Officer	December 14, 2011
Robert L. Deering

/s/ BETSY J. BERNARD	Chairperson of the Board	December 14, 2011
Betsy J. Bernard

/s/ LAWRENCE S. BARKER	Director	December 14, 2011
Lawrence S. Barker

/s/ BRIAN J. CLUCAS	Director	December 14, 2011
Brian J. Clucas

/s/ LARRY J. FORD	Director	December 14, 2011
Larry J. Ford

/s/ JEFFREY JACOBOWITZ	Director	December 14, 2011
Jeffrey Jacobowitz

/s/ M. BRIAN MCCARTHY	Director	December 14, 2011
M. Brian McCarthy

Exhibit Index

Number	Description	Reference

21	Subsidiaries of Registrant	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.