Form 10-Q
period 2011-12-31
TELULAR CORP
filed 2012-02-09
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended December 31, 2011

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
Yes X      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes X      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	__	Accelerated filer	X
Non-accelerated filer	__	Smaller reporting company	__
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No X

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, as of February 3, 2012, the latest practicable date, was 16,263,923 shares.

TELULAR CORPORATION

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,	September 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,333	$12,642
Trade accounts receivable, net	5,813	5,859
Inventories, net	2,920	3,005
Deferred taxes	353	672
Prepaid expenses and other current assets	995	465
Total current assets	23,414	22,643

Property and equipment, net	2,258	2,282
Other assets:
Goodwill	7,502	7,502
Intangible assets, net	3,253	3,469
Long term deferred taxes	31,714	32,268
Other	68	69
Total other assets	42,537	43,308
Total assets	$68,209	$68,233

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$3,562	$2,916
Accrued liabilities	3,262	4,212
Total current liabilities	6,824	7,128

Long term deferred tax liabilities	404	429
Other long term liabilities	307	249
Total long term liabilities	711	678
Total liabilities	7,535	7,806

Stockholders' equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 19,767,549 and 19,712,493 shares issued at December 31, 2011 and September 30, 2011, respectively	198	197
Additional paid-in capital	181,610	181,266
Dividends	(22,970)	(21,248)
Accumulated deficit	(88,591)	(90,215)
Treasury stock, at cost; 4,577,163 shares at December 31, 2011 and September 30, 2011, respectively	(9,573)	(9,573)
Total stockholders' equity	60,674	60,427
Total liabilities and stockholders' equity	$68,209	$68,233

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended December 31,
	2011	2010
Revenue
Monitoring hardware sales	$5,031	$3,632
Monitoring service revenue	8,286	7,320
Subtotal monitoring	13,317	10,952
Other product sales	388	1,138
Total revenue	13,705	12,090

Cost of sales
Monitoring hardware cost of sales	3,233	2,592
Monitoring service cost of sales	2,310	2,836
Subtotal monitoring	5,543	5,428
Other product cost of sales	648	1,073
Total cost of sales	6,191	6,501

Gross margin	7,514	5,589

Operating expenses
Engineering and development expenses	1,287	1,194
Selling and marketing expenses	1,785	1,798
General and administrative expenses	1,874	2,086
Total operating expenses	4,946	5,078

Income from operations	2,568	511
Other income, net	-	121
Income from continuing operations before income taxes	2,568	632
Provision for income taxes	944	242
Net income	$1,624	$390

Income per common share:
Basic	$0.11	$0.03
Diluted	$0.10	$0.02

Weighted average number of common shares outstanding:
Basic	15,162,314	14,923,359
Diluted	16,207,864	15,677,326

Dividends paid per share of common stock	$0.11	$1.10

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)
(Unaudited)

	Common Stock and
	Additional Paid-In						Total
	Capital			Accumulated	Treasury Stock		Stockholders'
	Amount	Shares	Dividends	Deficit	Amount	Shares	Equity

Balance at September 30, 2011	$181,463	19,712	$(21,248)	$(90,215)	$(9,573)	(4,577)	$60,427

Comprehensive and Net Income	-	-	-	1,624	-	-	1,624
Stock based compensation expense	373	-	-	-	-	-	373
Stock issued:
Options exercised	78	23	-	-	-	-	78
Stock withheld for strike price and taxes on options exercised	(76)	(10)	-	-	-	-	(76)
Restricted stock units converted	-	56	-	-	-	-	-
Stock withheld for taxes on restricted stock conversions	(82)	(14)	-	-	-	-	(82)
Dividends paid	-	-	(1,670)	-	-	-	(1,670)
Dividend equivalent units issued	52	-	(52)	-	-	-	-

Balance at December 31, 2011	$181,808	19,767	$(22,970)	$(88,591)	$(9,573)	(4,577)	$60,674

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended December 31,
	2011	2010
Operating Activities:
Net income	$1,624	$390
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	273	235
Amortization	223	72
Stock based compensation expense	373	685
Loss on disposal of operating assets	3	1
Deferred income taxes	848	217
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	46	(725)
Inventories	85	507
Prepaid expenses and other assets	(536)	(208)
Trade accounts payable	646	(326)
Accrued liabilities	(1,014)	(1,104)
Income Taxes Payable	32	(41)
Net cash provided by (used in) operating activities of continuing operations	2,603	(297)

Investing Activities:
Acquisition of property and equipment	(252)	(254)
Net cash used in investing activities of continuing operations	(252)	(254)

Financing Activities:
Proceeds from the exercise of stock options	10	74
Payment of dividends	(1,670)	(16,373)
Net cash used in financing activities of continuing operations	(1,660)	(16,299)

Net increase (decrease) in cash and cash equivalents	691	(16,850)

Cash and cash equivalents, beginning of period	12,642	27,678
Cash and cash equivalents, end of period	$13,333	$10,828

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2011
(Unaudited, in thousands, except share data)

1.           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2012. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The amounts presented herein are in U.S. dollars and are in thousands, except for per share information.

2.           Summary of Significant Accounting Policies

Financial Instruments
Financial instruments that potentially subject Telular Corporation (“Telular”) to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and trade accounts payable. The credit risks related to cash and cash equivalents are limited to Telular’s investments of cash in money market funds and the possibility that the per-unit value of these funds may decline below $1.00.  As of December 31, 2011 and September 30, 2011, the per-unit value of these funds was $1.00.

	December 31,	September 30,
	2011	2011

Cash	$13,250	$12,559
Money market funds	83	83
Total cash and cash equivalents	$13,333	$12,642

At December 31, 2011 and September 30, 2011, the majority of Telular’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank. All funds in Telular’s non-interest bearing deposit account are currently fully insured by the FDIC. Telular regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments.  Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising Telular’s customer base. For international sales, Telular generally receives payment in advance of shipment or irrevocable letters of credit that are confirmed by U.S. banks. Telular performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible. Credit risks associated with trade accounts payable are limited due to the following: (1) a significant amount of our purchases are from our contract manufactures with whom we have agreements with; (2) substantially all of our significant purchases are done with accepted purchase orders and (3) substantially all of our payments to our vendors are made in U.S. currency. In determining the fair value of its financial instruments, Telular uses Level 1 guidance in which quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets.

Income Taxes
Telular utilizes the liability method of accounting for income taxes whereby it recognizes deferred tax assets and liabilities for future tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets are reduced by a valuation allowance if, based upon management’s estimates, it is more likely than not, that a portion of the deferred tax assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision in future periods based on new facts or circumstances. Telular recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
 (Unaudited, in thousands, except share data)

not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant tax authority. Telular does not include interest and penalties related to income tax matters in tax expense.

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

The following table reconciles the dilutive effect of common stock equivalents:

	Three Months Ended December 31,
	2011	2010
Common Shares:
Basic weighted average common shares outstanding	15,162,314	14,923,359
Dilutive effect of stock options	691,928	523,082
Dilutive effect of restricted stock units	353,622	230,885
Dilutive effect of warrants	-	-
Total	16,207,864	15,677,326

Net Income	$1,624	$390

Income per common share:
Basic	$0.11	$0.03
Diluted	$0.10	$0.02

The following stock options, restricted stock units and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share:

	Three Months Ended December 31,
	2011	2010

Stock options	433,600	752,904
Restricted stock units	3,606	-
Warrants	50,000	50,000
	487,206	802,904

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
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

On November 8, 2011 Telular awarded to officers and employees 187,400 stock options and 59,300 performance stock units (“PSUs”). Telular valued the stock options granted at $333 using the Black-Scholes valuation method. The PSUs were valued at $356 based on the price of Telular’s common stock on the date of issuance. The stock options will vest over a three year period and the cost will be taken as a charge to operating expenses over the vesting period. The PSU’s will be earned based on the level of achievement of certain fiscal 2012 performance measures and will vest ratably from the grant date through September 30, 2014. For Fiscal 2012 these performance measures include the achievement of targeted Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Non-Cash Compensation (“Adjusted EBITDA”) and the achievement of strategic revenue levels. The cost of these PSUs will be taken as a charge to operating expenses on a pro-rata basis over the vesting period. At September 30, 2012, the level of achievement of the performance measures will be determined and the actual amount of PSUs earned will be finalized.

Also on November 8, 2011, Telular made a final determination of the performance measures related to the PSUs issued to officers and employees on February 1, 2011.  As a result, an additional 3,177 PSUs were issued  to officers and employees. These PSUs were valued at $21.

On November 29, 2011 in conjunction with the payment of Telular’s regular quarterly dividend, Telular issued 7,146 dividend equivalent units (“DEUs”) to holders of restricted stock units and PSU’s. These DEUs were valued at $51 and were recorded as a dividend on common stock.

Telular recognized stock-based compensation expense as follows:

	Three Months Ended December 31,
	2011	2010
Stock based compensation:
Stock options	$132	$117
Restricted stock	241	93
Common stock	-	475
	$373	$685

Fair Value of Financial Instruments
At December 31, 2011 and September 30, 2011, Telular’s financial instruments included cash and cash equivalents, accounts receivable and accounts payable. The carrying values reported in the consolidated balance sheet for these financials instruments approximate their fair value because of their short maturities.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
 (Unaudited, in thousands, except share data)

Warranty
Telular provides warranty coverage for a period of 12 months on its tank monitoring equipment, 15 months on terminal products and 24 months on event monitoring products from the date of shipment.  A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.

The following table is a summary of Telular’s accrued warranty obligation for continuing operations:

	Three Months Ended December 31,
	2011	2010

Balance at the beginning of the period	$115	$95
Warranty expense during the period	48	46
Warranty payments made during the period	(62)	(56)
Balance at the end of the period	$101	$85

Segment Reporting
Telular presents its consolidated financial statements as one reportable segment. The determination of a single reportable segment was made under ASC 280, Segment Reporting, as Telular’s business operations have similar economic characteristics and general expenses are not allocated.

Dividends and Common Stock Issued
In November 2011, Telular declared a regular quarterly dividend of $0.11 per share of common stock payable on November 29, 2011, to shareholders of record on November 22, 2011. In connection with the distribution of the dividends, Telular issued dividend equivalent units (“DEUs”) to director and employee holders of restricted stock units (“RSUs”) at a total value of $51. The DEUs were then converted to RSUs at a per-unit value of $7.09, which represented the average of the high and low selling prices of Telular common stock traded on the dividend payment date of November 29, 2011. Telular paid $1,670 for the cash dividend and issued 7,146 RSUs.

Recently Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The update provides that an entity shall disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position. Required disclosures should be made separately for assets and liabilities and include (a) gross amounts of those assets and liabilities; (b) the amounts that have been offset; (c) the net amounts presented in the statement of financial position; and (d) the amounts subject to an enforceable master netting arrangement.  This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Telular will adopt this guidance for its first quarter in fiscal year 2014. Telular does not anticipate that the adoption of this update will have a significant impact on its results of operations or financial position.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The update defers only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments. The amendments in this update are effective for Telular’s first quarter in fiscal year 2012. Telular does not believe that the adoption of this update has had, or anticipates that it will have in the future a significant impact on its results of operations or financial position.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
 (Unaudited, in thousands, except share data)

3.           Business Combination

On January 7, 2011, Telular acquired certain assets and assumed certain liabilities underlying the SMARTank line of business of SmartLogix, Inc. (“SmartLogix”), Telular’s largest value added reseller of TankLink tank monitoring solutions.  Telular also entered into a Sales and Service Agreement (“Service Agreement”) with SmartLogix. The purchase was accounted for using the purchase method in accordance with ASU: Business Combinations (Topic 805), (“ASU 805”).

Pursuant to the Asset Purchase Agreement (the “Agreement”), the preliminary aggregate purchase price was $7,921, which consisted of: $2,294 of cash paid directly to SmartLogix, $4,484 applied to the existing trade receivable balance due to TankLink from SmartLogix, and $1,143 of accrued earn-outs.  Under the Agreement, Telular agreed to purchase certain net working capital assets for cash, such as trade accounts receivables, inventory, leased monitoring equipment, and trade accounts payable and deferred revenue.  The total value of the net working capital of approximately $678 is included in the total cash paid to SmartLogix.  Pursuant to an earn-out provision contained in the Agreement, SmartLogix has the ability to earn a total of $2,400 over a two year period depending on the future performance of SMARTank.  Changes in the estimates of the amount of earn-outs that may be paid are taken to operations. At December 31, 2011 the accrued earn-outs totaled $1,210 and represent Telular’s best estimate of the actual amount of this future liability.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
 (Unaudited, in thousands, except share data)

The following summarized unaudited pro forma financial information for the three months ended December 31, 2010:

Three Months Ended
December 31, 2010

Net revenues	$13,223
Net income	$316
Basic income per common share	$0.02
Diluted income per common share	$0.02

The pro forma results included adjustments for depreciation of property and equipment acquired, amortization of intangibles acquired, the elimination of certain selling and marketing and general and administrative expenses, the reduction of interest income as a result of the elimination of accounts receivable due to TankLink that were forgiven as part of the consideration for the purchase and the adjustment of income tax expense. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on October 1, 2010, nor are they necessarily indicative of future consolidated results of operations. For the three months ended December 31, 2011, TankLink’s financial information has been fully consolidated with Telular and pro forma financial information is not required.

4.           Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit.  An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services.  Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	December 31,	September 30,
	2011	2011

Trade receivables	$5,886	$5,898
Less: allowance for doubtful accounts	(73)	(39)
	$5,813	$5,859

The allowance for doubtful accounts increased by $34 primarily as a result of identifiying certain customers who  went bankrupt during the period.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
 (Unaudited, in thousands, except share data)

5.           Inventories

Inventories consist of the following:

	December 31,	September 30,
	2011	2011

Raw materials	$1,258	$1,559
Finished goods	2,208	2,095
	3,466	3,654
Less: reserve for obsolescence	(546)	(649)
	$2,920	$3,005

The reserve for obsolescence decreased by $103 primarily due to the disposal of parts that were no longer being used for the production of current finished goods and to the reworking of subassemblies so that they can be used in the production of current finished goods.

6.           Property and Equipment

Property and equipment consists of the following:

	December 31,	September 30,
	2011	2011

Furniture and fixtures	$108	$108
Computer equipment	3,331	3,177
Machinery and equipment	3,840	3,769
Leasehold improvements	467	461
Product certification costs	555	546
	8,301	8,061
Less accumulated depreciation and amortization	(6,043)	(5,779)
Property and equipment, net	$2,258	$2,282

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
 (Unaudited, in thousands, except share data)

7.           Goodwill and Intangible Assets

Goodwill as of December 31, 2011 and September 30, 2011 was $7,502. Telular evaluates the fair value and recoverability of the goodwill annually during Telular’s third quarter or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During the first quarter of fiscal 2012, there were no events or changes in circumstances that would indicate that the carrying value of goodwill may not be recoverable.

During the first quarter of fiscal 2012, Telular incurred $7 of costs related to new patents. These costs are not complete, and therefore have not yet been amortized.

Telular is amortizing its intangible assets over a period of 24 to 96 months.  The balances are as follows:

	Weighted Average Useful	December 31, 2011			September 30, 2011
	Life		Accumulated			Accumulated
	(in months)	Cost	Amortization	Net	Cost	Amortization	Net

Customer Relationships	67.5	$4,040	$(1,157)	$2,883	$4,040	$(971)	$3,069
Developed Technology	60.0	320	(208)	112	320	(192)	128
License Agreement	75.0	150	(41)	109	150	(35)	115
Tradename	24.0	140	(105)	35	140	(96)	44
Patents & Trademarks	60.0	123	(23)	100	116	(18)	98
Non-Compete Agreement	36.0	20	(6)	14	20	(5)	15
Total intangible assets		$4,793	$(1,540)	$3,253	$4,786	$(1,317)	$3,469

The amortization expense for the three months ended December 31, 2011 and 2010 was $223 and $72 respectively. Telular reviews for the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no events or changes in circumstances during the three months ended December 31, 2011 that would indicate that the carrying value of intangibles may not be recoverable.

Amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Fiscal Year
2012	$670
2013	867
2014	711
2015	709
2016	265
Thereafter	31
$3,253

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
 (Unaudited, in thousands, except share data)

8.           Income Taxes

Telular has provided for income taxes based on U.S tax laws and rates. Deferred tax assets and liabilities are determined based on the difference between GAAP financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the three months ended December 31, 2011 and 2010, income tax expense consisted of the following:

	2011	2010
Current:
Federal	$48	$17
State	48	8
Current income tax provision	96	25

Deferred:
Federal	847	195
State	1	22
Deferred income tax provision	848	217
	$944	$242

The increase in Telular’s income tax expense for the three months ended December 31, 2011 over the corresponding period in 2010 is due to an increase in taxable income and due to changes in tax provisions in the State of Illinois. In January of 2011, Illinois raised its corporate income tax rate to 9.5% from 7.3%. Additionally, Illinois suspended the utilization of net operating losses (“NOLs”) for three years. Telular adopted a tax strategy to minimize current tax liabilities to the State of Illinois. Subsequently, in January 2012, Illinois amended their position and has allowed the utilization of $100 of NOLs over the suspension period. As a result Telular will be able to reduce Illinois taxes payable by an estimated amount of $29.

The provision for income taxes differs from the amount obtained by applying the statutory rate as follows for the three month periods ended December 31:

	2011	2010
Provision for income taxes at statutory rate	34.0%	34.0%
Increases (decreases) in taxes resulting from:
State taxes net of federal benefit	1.3%	3.1%
Valuation allowance	-0.7%	0.0%
Permanent items:
Acquisition costs	2.6%	0.0%
Other	0.1%	1.2%
Other	-0.5%	0.0%
	36.8%	38.3%

Telular recorded a tax provision of $944 for the three months ended December 31, 2011 as compared to a tax provision of $242 for the three months ended December 31, 2010, representing effective tax rates of 36.8% and 38.3%, respectively. The difference between Telular’s effective tax rate and the 34% federal statutory rate in the current period is due primarily to the acquisition costs related to the purchase of SkyBitz, Inc. (“SkyBitz”) which are not deductible for tax.  The difference between Telular’s effective tax rate and the 34% statutory rate for the three months ended December 31, 2010 is due primarily to the state taxes.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
  (Unaudited, in thousands, except share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of Telular’s deferred tax assets are as follows:

	December 31,	September 30,
	2011	2011
Deferred tax assets:
Reserve for inventory obsolescence	$194	$231
Allowance for doubtful accounts	26	13
Fixed assets	16	5
Intangible assets	85	43
Non-cash compensation	1,819	1,698
Alternative minimum tax credits	371	324
Accrued liabilities	130	427
Net operating loss carryfowards	35,016	35,810
Other	4	1
Total deferred tax assets	37,661	38,552

Deferred tax liabilities:
Intangible assets	(260)	(282)
Non-cash compensation	(2)
Fixed assets	(28)	(29)
Production certification costs	(114)	(118)
Total deferred tax liabilities	(404)	(429)
Net deferred tax asset	37,257	38,123
Less valuation allowance	5,594	5,612
Net deferred tax assets	$31,663	$32,511

Telular files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions.  As of October 1, 2010, Telular is no longer subject to U.S. Federal examinations by taxing authorities for years prior to 2008. Income tax returns for fiscal years 2009, 2010 and 2011 are still open for examination. However, utilization of net operating loss carryforwards that were generated in years prior to 2008 may result in a prior tax year being open for IRS examination.

Based on Internal Revenue Code Section 382, changes in the ownership of Telular may limit the utilization of net operating loss carryforwards of Telular. Telular has determined, as of December 31, 2011, that there are no limitations on the utilization of its net operating loss carryforwards.

9.	Line of Credit

 On January 22, 2011, Telular executed an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank (“SVB”).  The Amended Loan Agreement provides for a two year term with total maximum borrowings of $10,000 Telular has the option under the Amended Loan Agreement to have interest calculated on SVB’s prime rate (with a floor of 5%) up to a maximum of prime plus 0.5% or calculated on the current LIBOR rate up to a maximum of LIBOR plus 3.0%.  The Amended Loan Agreement also permits Telular to borrow up to $7,000 under a revolving line of credit, with the ability to convert up to $5,000 of borrowings under the revolver into a three year term loan.   The Amended Loan Agreement requires Telular to comply with certain financial covenants such as maintaining certain levels of assets to liabilities and minimum levels of cash flow generation. As of December 31, 2011 and September 30, 2011, Telular had no outstanding borrowings and was in full compliance with all financial covenants. An $18 commitment fee was paid by Telular and will be amortized over the term of the loan.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
 (Unaudited, in thousands, except share data)

On February 1, 2012, Telular executed a Second Amended and Restated Loan and Security Agreement with SVB. For further discussion, see Item 14 Subsequent Events below.

10.          Commitments

Telular has entered into agreements with Speedy-Tech Electronics Ltd. (“Speedy”) and Creation Technologies Wisconsin Inc. (“Creation”) to manufacture final assemblies of Telular’s products.  Creation also provides fulfillment services to Telular.  The agreement with Speedy may be terminated upon 90 days prior written notice to either party. The agreement with Creation may be terminated upon six months prior written notice to either party.  Under both agreements, Telular has the right to offset amounts due to Telular against amounts owed to the respective vendor by Telular.  As of December 31, 2011, Telular had $4,061 and $1,957 in open purchase commitments with Speedy and Creation, respectively.

11.          Major Customers

For the three months ended December 31, 2011 and 2010, Telular derived approximately $5,128 (37%) and $4,691 (39%), respectively, of its total revenue from one customer located in the United States.

Trade accounts receivable from this customer totaled $2,065 at December 31, 2011 and $1,795 at September 30, 2011.

12.          Export Sales

Telular exports its products to three regions around the world:  Central America / Latin America (“CALA”), Europe / Africa (“EA”) and Asia / Middle East (“AME”).  Export sales are summarized in the tables below:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2012 sales	$21	$-	$-	$21	$13,684	$13,705
Region's sales as % of total export sales	100.00%	0.00%	0.00%	100.00%
Region's sales as % of Total Telular sales	0.15%	0.00%	0.00%	0.15%	99.85%	100.00%

Fiscal 2011 sales	$-	$-	$14	$14	$12,076	$12,090
Region's sales as % of total export sales	0.00%	0.00%	100.00%	100.00%
Region's sales as % of Total Telular sales	0.00%	0.00%	0.12%	0.12%	99.88%	100.00%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011
 (Unaudited, in thousands, except share data)

13.          Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2011	2010
Supplemental disclosure of cash flow information:
Income taxes paid	$165	$72

Supplemental disclosure of non-cash investing and financing activities:
Dividend equivalent units awarded to holders of restricted common stock units - 7,326 and 42,422 shares, respectively	$52	$219
Restricted stock units converted to common stock - 42,257 and 0 shares, respectively	$-	$-

14.          Subsequent Events

On January 26, 2012, Telular announced the declaration of a regular quarterly dividend of $0.11 per share, payable on February 21, 2012 to shareholders of record at the closing of business on February 14, 2012. Telular estimates the cost of this dividend to be approximately $1,800 depending on the number of shares outstanding at the time of the dividend.

On February 1, 2012, Telular purchased 100% of the capital stock of SkyBitz. SkyBitz provides mobile resource management solutions focusing on over-the-road tracking via satellite. SkyBitz’s satellite-based technology provides real-time visibility of many asset types, including truck trailer, intermodal containers, sea-going containers, rail cars, power generators and rental equipment.  The purchase will be accounted for using the purchase method. Under the terms of the agreement, Telular paid consideration of approximately $45,000, comprised of $36,000 in cash and 1,000,024 shares of Telular’s common stock, valued at approximately $9,000. The cash portion of the consideration is anticipated to be funded with a $30,000 five-year term loan from SVB and approximately$6,000 from Telular’s cash on hand. Estimated fair value of assets acquired and liabilities assumed and pro forma revenues and earnings are not yet available.

Simultaneous with the acquisition of SkyBitz on February 1, 2012, Telular executed the Second Amended and Restated Loan and Security Agreement with SVB (the “Second Amended Loan Agreement”).  Under the Second Amended Loan Agreement, Telular borrowed $30,000 in the form of a term loan which was applied as a potion of the cash consideration for the acquisition of SkyBitz. The term loan matures on February 1, 2017, the 5th anniversary of the amendment.  The loan requires quarterly payments of interest and principal, with annual principal amortization of 10%, 15%, 20%, 20% and 25% in each of the first five years, respectively, with the final 10% due on the maturity date.  At the closing of the SkyBitz acquisition, the interest rate was 3.1%. At the option of Telular, interest will be incurred based on a rate ranging from 2.25% to 2.75% (depending on the calculation of the senior leverage ratio) above the published LIBOR rates, or at a rate of .25% to .75% above the Prime interest rate.  The Second Amended Loan Agreement requires Telular is required to comply with certain financial covenants such as maintaining a maximum senior leverage ratio and a minimum fixed charge coverage ratio.  The loan is secured is secured by substantially all of the assets of Telular.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands except when referring to ARRUs, units or share data)

Forward Looking Information

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

Introduction

Telular creates services that utilize wireless networks for the remote monitoring or control of equipment and facilities. Telular’s software-as-a-service (“SaaS”) offerings are created through Telular’s competence in developing complex software systems and data communication devices that utilize the data transport capabilities of today’s commercial wireless networks. To enable these services, Telular is a significant reseller of such commercial wireless services.

Telular generates a majority of its revenue through the delivery of machine-to-machine (“M2M”) and event monitoring services, such as its Telguard and TankLink services. A portion of its revenue comes from the sale of specialty cellular hardware products designed by Telular for use exclusively with its M2M services. Telular's operating expense levels are based in large part on its expectations for its future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and Telular's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Item 1Aof this Quarterly Report of Form 10-Q.

The market for Telular’s products is primarily in North and South America and consists of a number of vertical applications including Telguard security alarm conveyance; TankLink tank level monitoring; and, general purpose wireless terminals for voice calls and Internet access. These markets are addressed primarily through indirect channels consisting of third party Value Added Resellers (“VARs”), distributors, representatives and agents along with in-house sales and customer support teams.  A direct sales model is utilized for certain large customers.

The following details areas of product delivery and research either undertaken or anticipated in fiscal 2012.

Telguard - Telular’s engineering team continues to update the Telguard product and service portfolio in various ways that will attract incremental demand from our security dealer customers. In fiscal 2011, Telular launched new features, such as Telguard Interactive Services which let end users remotely arm and disarm their security systems. In addition, we launched Telguard Voice, which allowed security dealers to speak with their end user customers in the event that an alarm condition was triggered. Perhaps the most significant development activity was the conversion of a majority of our hardware product lines to 3G capability. While 3G capability was launched in early fiscal 2012, most of the development was accomplished in fiscal 2011. Product innovation within this space is important for the long-term success of Telguard and we expect to continue to enhance our Telguard software platform and underlying hardware products going forward. In 2012, the Telguard Message Center (“TMC”) server platform, which is the underlying core software system for the Telguard service, will be enhanced such that Telular can offer service to dealers in Canada.  Furthermore, the architecture of TMC will be updated so that it can support even more end-user, feature development and increased traffic volumes in the future.

TankLink – The fiscal 2009 acquisition of TankLink Corp. brought Telular a successful wireless communicator product line for tank level monitoring. In early fiscal 2011, the acquisition of TankLink end-user accounts from our key value added reseller, SmartLogix, Inc., gave Telular more direct control over the TankLink end users as well as improved profitability. Enhancements to the TankLink software platform, TankData Online, have been made during 2011.  Telular plans to further enhance both the software platform and the hardware product during fiscal 2012  include a new hardware device which will be more suitable for smaller tank vessels and will operate on 3G networks.

Other M2M Solutions – During 2011, Telular evaluated a number of vertical and sub-vertical M2M markets to determine the viability of creating or acquiring a product and/or service in these markets.  Subsequent to December 31, 2011, Telular acquired SkyBitz, a company providing M2M solutions. For further discussion, see “Recent Developments” below. Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China and the United States make and test all hardware products.

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

Financial Strength – Telular is currently generating cash from operations, has no indebtedness as of December 31, 2011 and maintains a substantial cash balance.  We believe that this financial strength gives us an ability to develop new products and services and defend against competitive initiatives very well.

There are several firms that compete with Telular’s Telguard products and services.  These primary competitors include:  Honeywell, DSC, Numerex and Alarm.com.  Based on its own internal estimates, Telular believes it has a 15-20% market share for all currently active cellular alarm communicators in the United States, having introduced the first such device for digital cellular networks in 2005.  Demand for cellular communicators has once again increased markedly over the past year.  We believe this is due to consumers eliminating traditional telephone lines and therefore, requiring a cellular communicator to enable a home security system.  If this trend continues, Telular believes that Telular and its competitors will continue to see substantial demand for products and related services.

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

With regard to the Fixed Cellular Terminals (“FCTs”) sold by Telular, there are a large number of competitors that manufacture and sell FCTs.  They include:  Ericsson, Axesstel, YX and numerous other manufacturers in Asia and elsewhere. Much of the demand for these terminals is outside the United States and demand is concentrated among the large wireless carriers that operate in various countries around the world.  The FCT business is not a focus of Telular.

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

UNIT SALES

During the first quarter of fiscal 2012, Telular sold approximately 30,800 Telguard units, compared with approximately 19,100 Telguard units for the same period in fiscal 2011.  We sold approximately 1,260 tank monitoring units in the first quarter of fiscal 2012, as compared to sales of 2,100 tank monitoring units in the first quarter of fiscal 2011. The decrease was as result of abnormally high unit sales in the first quarter of fiscal 2011 Our Telguard subscriber base rose in the quarter to approximately 569,100, from 564,000 subscribers at the end of the fourth quarter of fiscal 2011.  This increase was due primarily to a strong overall demand of our Telguard products. Comparing fiscal year 2011 to 2010, Telguard’s subscriber base decreased by 2,400 subscribers from a base of approximately 571,500 as of December 31, 2010 to a base of approximately 569,100 at December 31, 2011.  This decrease was due to a continuing account reconciliation project by a major customer which resulted in the deactivation of a higher than normal rate. We expect Telguard sales of between 25,000 and 35,000 units on a quarterly basis throughout fiscal 2012.

REVENUE TRENDS

Product sales have increased due to increased demand and the introduction of new 3G products.   Service revenues have grown consistently representing 62% of sales in both the first quarter of fiscal 2012 and fiscal 2011. Telguard service average revenue per unit (“ARPU”), was $4.30 for the first quarter of fiscal 2012, as compared to $4.04 for the same period of fiscal 2011. The increase in ARPU was due to the combination of adding new subscribers and customer mix. Specifically, new customers are being activated with a higher ARPU as compared to those customers who are being deactivated.

TankLink service ARPU was $13.33 for the first quarter of fiscal 2012 as compared to $6.51 for the same period of fiscal 2011. The increase in ARPU is a result of the purchase of the higher ARPU customer base from SmartLogix. TankLink is now dealing directly with end-user customers who were previously customers of SmartLogix, and therefore can retain a larger portion of the margin from sales to such customers.

 RECENT DEVELOPMENTS

On January 26, 2012, Telular announced the declaration of a regular quarterly dividend of $0.11 per share, payable on February 21, 2012 to shareholders of record at the closing of business on February 14, 2012. Telular estimates the cost of this dividend to be approximately $1,675 depending on the number of shares outstanding at the time of the dividend.

On February 1, 2012, Telular purchased 100% of the capital stock of SkyBitz. SkyBitz provides mobile resource management solutions focusing on over-the-road tracking via satellite. SkyBitz’s satellite-based technology provides real-time visibility of many asset types, including truck trailer, intermodal containers, sea-going containers, rail cars, power generators and rental equipment.  The purchase will be accounted for using the purchase method. Under the terms of the agreement, Telular paid consideration of approximately $45,000, comprised of $36,000 in cash and 1,000,024 shares of Telular’s common stock, valued at approximately $9,000. The cash portion of the consideration was funded with a $30,000 five- year term loan SVB and $6,000 from Telular’s cash on hand. Estimated fair value of assets acquired and liabilities assumed and pro forma revenues and earnings are not yet available.

Simultaneous with the acquisition of SkyBitz on February 1, 2012, Telular executed the Second Amended and Restated Loan and Security Agreement with SVB (the “Second Amended Loan Agreement”).  Under the Second Amended Loan Agreement, Telular borrowed $30,000 in the form of a term loan Which Telular applied towards a portion of the cash consideration for the acquisition of SkyBitz. The term loan matures on February 1, 2017, the 5th anniversary of the amendment.  The loan requires quarterly payments of interest and principal, with annual principal amortization of 10%, 15%, 20%, 20% and 25% in each of the first five years, respectively, with the final 10% due on the maturity date.  At the option of Telular, interest will be incurred based on a rate ranging from 2.25% to 2.75% (depending on the calculation of the senior leverage ratio) above the published LIBOR rates, or at a rate of .25% to .75% above the Prime interest rate.  The Second Amended Loan Agreement requires Telular to comply with certain financial covenants such as maintaining a maximum a senior leverage ratio and a minimum fixed charge coverage ratio.  The loan is secured by all assets of Telular.

RESULTS OF OPERAITONS

First quarter fiscal year 2012 compared to first quarter fiscal year 2011

Revenues and Cost of Sales

			Change
	2012	2011	Amount	Percentage
Revenues
Monitoring hardware sales	$5,031	$3,632	$1,399	39%
Monitoring service revenue	8,286	7,320	966	13%
Subtotal monitoring	13,317	10,952	2,365	22%
Other product sales	388	1,138	(750)	-66%
Total revenue	13,705	12,090	1,615	13%
Cost of sales
Monitoring hardware cost of sales	3,233	2,592	641	25%
Monitoring service cost of sales	2,310	2,836	(526)	-19%
Subtotal monitoring	5,543	5,428	115	2%
Other product cost of sales	648	1,073	(425)	-40%
Total cost of sales	6,191	6,501	216	3%
Gross margin	$7,514	$5,589	$1,399	25%

Revenues

Monitoring revenues increased 22% primarily due to the 39% increase in monitoring hardware sales, which was driven primarily by Telguard hardware sales.

Telular sold approximately 30,800 Telguard units during the first three months of fiscal 2012, compared to 19,100 units during the same period of fiscal 2011. This increase was primarily due to stronger overall demand of our Telguard  products.

Monitoring service revenues increased 13% showing steady growth as a result of an increase in activations with an overall higher ARPU. Telguard activated approximately 27,300 new subscribers during the first three months of fiscal 2012 increasing its subscriber base to approximately 569,100. Telguard’s ARPU increased to $4.30 for the first three months of fiscal 2012, compared to $4.04 for the same period of fiscal 2010. This increase was due to customer mix. New customers are being activated with a higher ARPU as compared to those customers who are being deactivated. TankLink activated approximately 800 new subscribers during the first three months of fiscal 2012 increasing its subscriber base to approximately 23,400. TankLink’s ARPU increased to $13.33 for the first three months of fiscal 2012 compared to $6.51 for the same period of fiscal 2011. The increase was primarily because Telular purchased the net assets of the SMARTank  line of business from SmartLogix on January 7, 2011 and is now dealing directly with the end-user customers. This resulted in Telular’s ability to bill at higher ARPUs beginning after the first quarter of fiscal 2011.

Other product sales decreased 66% primarily due to overall decrease in demand for our terminal products.  Telular expects this to continue and has shifted its focus away from selling these products.

Cost of Sales

Monitoring cost of sales increased 2% which reflects the mix of hardware and service costs.

Monitoring hardware cost of sales increased primarily due to increase in hardware sales. Gross margin for monitoring hardware was approximately 28% for the first quarter of fiscal 2012, compared to 23% for the same period of fiscal 2011. The increase in gross margin was primarily due to reduced per unit production costs.

Monitoring service cost of sales decreased by $526 (19%), primarily due to a reduction in the cost of providing monitoring services.  Telular has successfully migrated its subscriber base to a new carrier that has reduced rates based on our volume. The reduction of costs related to this migration began in the third quarter of fiscal 2011. Gross margin for monitoring services was 72% for the first quarter of fiscal 2012 as compared to 61% for the same period of fiscal 2011.  This increase reflects the reduced cost of providing the service as mentioned above.

Other product cost of sales decrease as a result of decreased sales.

Operating Expenses

			Change		% of Revenues
	2012	2011	Amount	Percentage	2012	2011

Engineering and development	$1,287	$1,194	$93	8%	9%	10%
Selling and marketing	1,785	1,798	(13)	-1%	13%	15%
General and administrative	1,874	2,086	(212)	-10%	14%	17%
	$4,946	$5,078	$(132)		36%	42%

Engineering and Development

The increase of $93 (8%) in engineering and development was primarily due to:
●	$38 increase in expenditures for outside services including product testing and engineering consulting;
●	$24 increase in expenditures for product prototype testing;
●	$23 increase in software licenses and maintenance due to additional software purchases that are utilized to augment the development function; and
●	$8 increase in travel.

Selling and Marketing

The decrease in selling and marketing of $13 (1%) was primarily due to:
●
$159 decrease in payroll expenses primarily due to decrease in bonus expense. In the first quarter of fiscal 2011, Telular paid a special bonus to holders of stock options in conjunction with the payment of a one-time dividend of $1.00 per share. This special bonus was paid to mitigate the dilutive effects to option holders of the special dividend. There was no such dividend paid in the first quarter of fiscal 2012; and,

●
$68 decrease in marketing expenditures such as tradeshows and related  collateral. In the first quarter of fiscal 2011, these expenditures were higher primarily due to specific and unique marketing initiatives that were undertaken in fiscal 2011.

Offsetting these decreases were increases of $137 related to commission paid to SmartLogix on behalf of TankLink; $33 increase in outside services also paid to SmartLogix for providing sales support services to TankLink; $16 increase in consulting fees; and $28 increase in travel expenses and miscellaneous office expenses.

General and Administrative

The decrease of $212 (10%) was primarily due to decreases of:
●
$470 in bonus expense related to special bonus paid in the first quarter of fiscal 2011 to holders of stock options in conjunction with the payment of a one-time dividend of $1.00 per share. This special bonus was paid to mitigate the dilutive effects to option holders of the special dividend. There was no such dividend paid in the first quarter of fiscal 2012; and,

●
$188 decrease in professional fees primarily related to legal fees and directors’ compensation. Legal fees decreased as a result of Telular favorably settling a patent lawsuit in fiscal 2011. Directors’ compensation was higher in the first quarter of fiscal 2011 as a result of the special bonus paid to holders of stock options mentioned above.

Offsetting these decreases were the following increases:
●	$200 increase in corporate development costs related to the SkyBitz acquisition;
●	$151 increase in amortization expense related to intangibles recorded as a result of the purchase of the SMARTank business unit;
●	$65 increase in payroll related expenses primarily due to non-cash compensation;
●	$30 increase in various miscellaneous expenses.

Other Income

Other income for the three months ended December 31, 2011 decreased $121 compared to the same period of fiscal 2011. This decrease was primarily due to a loss of interest income.  In the first quarter of fiscal 2011 Telular received interest on the outstanding trade receivable from SmartLogix. This trade receivable, approximately $4,484, was forgiven as part of the consideration for the purchase of the SMARTank business unit on January 7, 2011 from SmartLogix. In the first quarter of fiscal 2012, Telular no longer received these interest payments.

Income Taxes

The provision for income taxes increased $702 to $944 for the first quarter of fiscal 2012 as compared to $242 for the same period of fiscal 2011 primarily as a result of increased net income before taxes.

LIQUIDTY

Management regularly reviews net working capital in addition to available cash to determine if it has enough cash to operate the business. On December 31, 2011, Telular had $13,333 of unrestricted cash and cash equivalents and working capital of $16,590, compared to cash and cash equivalents of $12,642 and working capital of $15,515 on September 30, 2011. On January 22, 2011, Telular executed an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with Silicon Valley Bank (“SVB”).  The  Amended Loan Agreement provides for a two year term with total maximum borrowings of $10,000 Telular has the option under the Amended Loan Agreement to have interest calculated on SVB’s prime rate (with a floor of 5%) up to a maximum of prime plus 0.5% or calculated on the current LIBOR rate up to a maximum of LIBOR plus 3.0%.  The Amended Loan Agreement also permits  Telular to borrow up to $7,000 under a revolving line of credit, with the ability to convert up to $5,000 of borrowings under the revolver into a three year term loan.   The Amended Loan Agreement requires Telular  to comply with certain financial covenants such as maintaining certain levels of assets to liabilities and minimum levels of cash flow generation. As of December 31, 2011 and September 30, 2011, Telular had no outstanding borrowings and was in full compliance with all financial covenants. An $18 commitment fee was paid by Telular and will be amortized over the term of the loan.

On February 1, 2012, Telular executed a Second Amended and Restated Loan and Security Agreement with SVB. For further discussion, see Item 14. Subsequent Events in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Operations

Telular generated $691 of cash from operations during the first three months of fiscal year 2012 compared to cash utilized of $16,850 during the same period of fiscal year 2011. The increase in cash generated was primarily due to a special one-time dividend of $14,885, or $1.00 per share of common stock, paid to shareholders in the first quarter of fiscal 2011.   The components of cash generated for the first three months of fiscal 2012 are as follows:

$1,624	Net income for the period
46	The decrease in trade accounts receivable is due primarily to steady cash collection efforts.
85	The decrease in inventory reflects the disposition of obsolete inventory, primarily inventory related to our terminal products.
646	The increase in trade accounts payable reflects increased purchasing levels from Telular's contract manufacturers to facilitate increased Telguard sale volumes.
(1,014)
The decrease in accrued liabilities was primarily due to payments made in the first quarter of fiscal 2012 for bonuses earned in the prior fiscal year, a decrease in accrued legal fees due to the successful settlement of a patent infringement lawsuit and the decrease in accrued monitoring service provider fees.

1,720
Non-cash expenses: $273 from stock based compensation; $223 depreciation expense; $373 of amortization expense, $3 related to loss on disposal of operating assets and $848 related to the decrease in deferred tax assets.

(504)
Net cash used by other working capital items is primarily as a result of the prepayment of company insurance policies which are renewed on October 1 and the classification of prepaid income taxes as a miscellaneous asset. The expense associated with Telular's insurance policies is recognized ratably over Telular's fiscal year.

$2,603	Total cash provided by continuing operations

Investing Activities

Investing activities used $252 of cash for the first three months of fiscal 2012 for the acquisition of capital equipment. This compares to cash used by investing activities of $254 for the same period of fiscal 2011 for the purchase of capital equipment.

Financing Activities

Financing activities used $1,660 of cash for the first three months of fiscal 2012 related primarily to the payment of a cash dividend of $1,670.  Additionally, Telular generated cash of $10 from the exercise of stock options.  For the same period of fiscal year 2011, cash of $16,373 was used for the payment of dividends, including a special one-time dividend of $1.00 per share, and $74 was generated from the exercise of stock options . Telular expects to use approximately $1,700 of cash per quarter going forward for dividend payments.

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

Allowance for Doubtful Accounts

Telular maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payment for products and services.  Telular evaluates the collectibility of customer receivables by considering the payment history and the financial stability of its customers.  If Telular believes that an account receivable may not be collected, a charge is recorded to the allowance account. At December 31, 2011 and September 30, 2011, the allowance for doubtful accounts related to trades accounts receivable was $73 and $39, respectively.

Reserve for Obsolescence

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Telular currently considers inventory quantities greater than a one-year supply based on current year activity, to be excess unless that inventory has alternative uses. Telular also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2011, and September 30, 2011, the inventory reserves were $546 and $649, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Reserve for Warranty

Telular maintains a reserve for products that are returned within Telular’s warranty period due to inoperability. Telular has different warranty periods for its different product groups: the security monitoring products have a 24 month warranty period; the tank monitoring products have a 12 month warranty period; and, the terminal products have a 15 month warranty period. Significant management judgment is required to determine the warranty reserve. Telular utilizes historical information regarding units returned within the appropriate warranty period and the costs incurred to repair returned units. Telular then estimates required warranty reserves for future products that may be returned. At December 31, 2011 and September 30, 2011, the warranty reserve was $101 and $115, respectively.

Goodwill and Intangible Assets

Telular evaluates the fair value and recoverability of the goodwill at least annually or whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In determining fair value and recoverability, Telular makes projections regarding future cash flows. These projections are based on assumptions and estimates of:
•      growth rates for net revenues, cost of sales and operating expenses for the monitoring and terminal businesses:
•      anticipated future economic conditions:
•      the assignment of discount rates relative to risk associated with companies in similar industries: and,
•      estimates of terminal values.

An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount. As of December 31, 2011 and September 30, 2011, goodwill was not impaired.

Telular reviews for the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Telular evaluates recoverability of other intangible assets by comparing the carrying amount of the intangible asset to future net undiscounted cash flows generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets calculated using a discounted cash flow analysis

Income Taxes

In determining income for financial statement purposes, Telular must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

In evaluating the ability to recover its deferred tax assets, Telular considers all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In estimating future taxable income, Telular developed assumptions including the amount of future federal and state pre-tax operating income, the reversal of temporary differences, the utilization of net operating loss (“NOLs”) carryforwards to offset taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates Telular is using to manage the underlying business.

Telular has recorded significant valuation allowances that are intended to be maintained until it is more likely than not the deferred tax asset will be realized. The current valuation allowance of $5,594 is for state net operating losses that will expire before they can be realized.  The realization of the remaining deferred tax assets is primarily dependent on future taxable income in the appropriate state jurisdiction.  Significant factors that could negatively impact Telular’s determination of the recognition of the net deferred tax assets would be changes in the ownership of Telular and changes in tax laws and rates.  Based on Internal Revenue Code Section 382 (“Section 382”), changes in the ownership of Telular may limit the utilization of net operating loss carryforwards. Any Section 382 limitation may require that Telular record an additional valuation allowance against its deferred tax assets. Management is not aware, at this time, of any such ownership changes that would have a negative impact on the recognition of the net deferred tax assets. Any reduction in future taxable income may require that Telular record an additional valuation allowance against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a material impact on Telular’s future earnings.

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

In December 2011, the State of Illinois passed tax legislation allowing for the utilization of $100,000 of NOLs per year for the period over which the State suspended use of NOLs.

Under the uncertain tax position provisions of ASC 740, Income Taxes, Telular would recognize liabilities for tax issues in the U.S based on Telular’s estimate of whether, and the extent to which, additional taxes will be due.  These tax liabilities would be recorded in income taxes in the Consolidated Balance Sheets.  As of December 31, 2011, Telular has no uncertain tax positions recorded in its financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in Telular’s market risk exposure from the exposures described in its Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

During the quarter ended December 31, 2011, there were no changes in Telular’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, which have materially affected, or are reasonably likely to materially affect, Telular’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

The failure to successfully integrate and realize all of the anticipated benefits of the SkyBitz acquisition could adversely affect Telular’s future results.

The success of Telular’s acquisition of SkyBitz will depend, in large part, on Telular’s ability to realize the anticipated benefits from combining the businesses of Telular and SkyBitz. If Telular is not able to successfully integrate and manage the challenges presented by the integration process, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see discussion of risk factors  set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, previously filed with the SEC, which is hereby incorporated by reference.  At December 31, 2011, there have been no material changes to the risk factors set forth in both our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Agreements included as exhibits to this Quarterly Report on Form 10-Q are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about Telular Corporation (including its consolidated subsidiaries) or the other parties to the agreements. Where an agreement contains representations and warranties by any party, those representations and warranties have been made solely for the benefit of the other parties to the agreement or express third-party beneficiaries as explicitly set forth in the agreement. Any such representations and warranties:

•	should not be treated as categorical statements of fact, but rather as an allocation of risk;

•
may have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and may be subject to more recent developments.

Accordingly, any such representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time

The following documents are filed as Exhibits to this report:

Number	Description	Reference

3.1	Certificate of Incorporation	Incorporated by reference From Exhibit 3.1 to Registration Statement No. 33-72096 (the Registration Statement)

3.2	Amendment No. 1 to Certificate of Incorporation	Incorporated by reference From Exhibit 3.2 to the Registration Statement

3.3	Amendment No. 2 to Certificate of Incorporation	Incorporated by reference From Exhibit 3.3 to the Registration Statement

3.4	Amendment No. 3 to Certificate of Incorporation	Incorporated by reference From Exhibit 3.4 to Form 10-Q filed February 16, 1999

3.5	Amendment No. 4 to Certificate of Incorporation	Incorporated by reference From Exhibit 3.5 to Form 10-Q filed February 16, 1999

3.6	By-Laws	Incorporated by reference From Exhibit 3.4 to the Registration Statement

10.1	Agreement and Plan of Merger dated December 3, 2011 by and among SkyBitz, Inc., Telular Corporation, Bluebird Acquisition Corp. and Stockholder Representative.	Filed herewith

10.2	Employment Agreement with Dr. Homaira Akbari dated February 1, 2012	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS **	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation

Date February 9, 2012	By:	/s/ Joseph A. Beatty
Joseph A. Beatty President and Chief Executive Officer

Date February 9, 2012		/s/ Jonathan M. Charak
Jonathan M. Charak Chief Financial Officer

Date February 9, 2012		/s/ Robert Deering
Robert Deering Controller and Chief Accounting Officer