Form 10-Q
period 2012-03-31
TELULAR CORP
filed 2012-05-10
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2012

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
Large accelerated filer                                                                             Accelerated filer   X
 Non-accelerated filer                                                                                Smaller reporting company
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No X

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, as of May 4, 2012, the latest practicable date, was 16,580,034 shares.

TELULAR CORPORATION

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,147	$12,642
Trade accounts receivable, net	10,466	5,859
Inventories, net	4,658	3,005
Deferred taxes, net	1,588	672
Prepaid expenses and other current assets	1,851	465
Total current assets	28,710	22,643

Property and equipment, net	3,444	2,282
Other assets:
Goodwill	19,718	7,502
Intangible assets, net	25,986	3,469
Long term deferred taxes, net	33,502	31,839
Other	451	69
Total other assets	79,657	42,879
Total assets	$111,811	$67,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$5,331	$2,916
Accrued liabilities	6,129	4,212
Current portion of long term debt	3,000	-
Total current liabilities	14,460	7,128

Long term debt	27,000	-
Other long term liabilities	57	249
Total long term liabilities	27,057	249
Total liabilities	41,517	7,377

Stockholders' equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 21,108,552 and 19,712,493 shares issued at March 31, 2012 and September 30, 2011, respectively	211	197
Additional paid-in capital	191,910	181,266
Dividends	(24,835)	(21,248)
Accumulated deficit	(87,419)	(90,215)
Treasury stock, at cost; 4,577,163 shares at March 31, 2012 and September 30, 2011, respectively	(9,573)	(9,573)
Total stockholders' equity	70,294	60,427
Total liabilities and stockholders' equity	$111,811	$67,804

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenue
M2M hardware sales	$7,986	$3,729	$13,017	$7,361
M2M service revenue	11,418	7,784	19,704	15,104
Subtotal M2M	19,404	11,513	32,721	22,465
Other product sales	390	979	778	2,117
Total revenue	19,794	12,492	33,499	24,582

Cost of sales
M2M hardware cost of sales	5,879	2,515	9,112	5,107
M2M service cost of sales	3,155	3,037	5,465	5,873
Subtotal M2M	9,034	5,552	14,577	10,980
Other product cost of sales	334	940	982	2,013
Total cost of sales	9,368	6,492	15,559	12,993

Gross margin	10,426	6,000	17,940	11,589

Operating expenses
Engineering and development expenses	2,030	1,042	3,317	2,236
Selling and marketing expenses	2,699	1,683	4,484	3,481
General and administrative expenses	3,644	1,819	5,518	3,905
Total operating expenses	8,373	4,544	13,319	9,622

Income from operations	2,053	1,456	4,621	1,967
Other income (expense), net	(154)	10	(154)	131
Income from continuing operations before income taxes	1,899	1,466	4,467	2,098
Provision for income taxes	727	1,355	1,671	1,597
Net income	$1,172	$111	$2,796	$501

Income per common share:
Basic	$0.07	$0.01	$0.18	$0.03
Diluted	$0.07	$0.01	$0.17	$0.03

Weighted average number of common shares outstanding:
Basic	16,044,418	15,030,397	15,600,956	14,976,290
Diluted	17,088,771	15,994,650	16,603,771	15,818,086

Dividends paid per share of common stock	$0.11	$0.10	$0.22	$1.19

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)
(Unaudited)

	Common Stock and
	Additional Paid-In						Total
	Capital			Accumulated	Treasury Stock		Stockholders'
	Amount	Shares	Dividends	Deficit	Amount	Shares	Equity

Balance at September 30, 2011	$181,463	19,712	$(21,248)	$(90,215)	$(9,573)	(4,577)	$60,427

Comprehensive and Net Income	-	-	-	2,796	-	-	2,796
Stock based compensation expense	739	-	-	-	-	-	739
Stock issued:
Purchase of SkyBitz	8,760	1,000	-	-	-	-	8,760
Options exercised	1,785	377	-	-	-	-	1,785
Stock withheld for strike price and taxes on options exercised	(649)	(79)	-	-	-	-	(649)
Restricted stock units converted	-	112	-	-	-	-	-
Stock withheld for taxes on restricted stock conversions	(82)	(14)	-	-	-	-	(82)
Dividends paid	-	-	(3,444)	-	-	-	(3,444)
Dividends payable	-	-	(38)	-	-	-	(38)
Dividend equivalent units issued	105	-	(105)	-	-	-	-

Balance at March 31, 2012	$192,121	21,108	$(24,835)	$(87,419)	$(9,573)	(4,577)	$70,294

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended March 31,
	2012	2011
Operating Activities:
Net income	$2,796	$501
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	663	498
Amortization	1,346	296
Stock based compensation expense	739	1,012
Loss on disposal of operating assets	21	1
Deferred income taxes	922	1,502
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	(901)	2,710
Inventories	(65)	1,198
Prepaid expenses and other assets	(474)	(390)
Trade accounts payable	1,143	78
Accrued liabilities	(1,387)	547
Income Taxes Payable	-	(41)
Net cash provided by operating activities	4,803	7,912

Investing Activities:
Acquisition of property and equipment	(570)	(589)
Purchase of SmartTank	-	(7,921)
Purchase of SkyBitz	(42,783)	-
Net cash used in investing activities	(43,353)	(8,510)

Financing Activities:
Proceeds from the exercise of stock options	739	240
Payment of dividends	(3,444)	(17,878)
Proceeds from bank loan	30,000	-
Stock issued for purchase of SkyBitz	8,760	-
Net cash provided by (used in) financing activities	36,055	(17,638)

Net decrease in cash and cash equivalents	(2,495)	(18,236)

Cash and cash equivalents, beginning of period	12,642	27,678
Cash and cash equivalents, end of period	$10,147	$9,442

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 March 31. 2012
(Unaudited, in thousands, except share data)

1.            Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2012. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The amounts presented herein are in U.S. dollars and are in thousands, except for per share information.

2.            Summary of Significant Accounting Policies

Financial Instruments
Financial instruments that potentially subject Telular Corporation (“Telular”) to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, trade accounts payable and bank borrowings. The credit risks related to cash and cash equivalents are limited to Telular’s investments of cash in money market funds and the possibility that the per-unit value of these funds may decline below $1.00.  As of March 31, 2012 and September 30, 2011, the per-unit value of these funds was $1.00.

	March 31,	September 30,
	2012	2011

Cash	$9,010	$12,559
Money market funds	87	83
Short term certificate of deposit	1,050	-
Total cash and cash equivalents	$10,147	$12,642

At March 31, 2012 and September 30, 2011, the majority of Telular’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank (“SVB”). The short-term certificates of deposit were all closed out subsequent to March 31, 2012 and the funds were transferred to operating cash accounts.  All funds in Telular’s non-interest bearing deposit account are currently fully insured by the FDIC. Telular regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments.  Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising Telular’s customer base. For international sales, Telular generally receives payment in advance of shipment or irrevocable letters of credit that are confirmed by U.S. banks. Telular performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible. Credit risks associated with trade accounts payable are limited due to the following: (1) a significant amount of Telular’s purchases are from its contract manufactures with whom it has agreements with; (2) substantially all of Telular’s significant purchases are done with accepted purchase orders and (3) substantially all of Telular’s payments to its vendors are made in U.S. currency. In determining the fair value of its financial instruments, Telular uses Level 1 guidance in which quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
 (Unaudited, in thousands, except share data)

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

 The following table reconciles the dilutive effect of common stock equivalents:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Common Shares:
Basic weighted average common shares outstanding	16,044,418	15,030,397	15,600,956	14,976,290
Dilutive effect of stock options	750,580	742,427	705,118	618,746
Dilutive effect of restricted stock units	293,773	221,826	297,697	223,050
Dilutive effect of warrants	-	-	-	-
Total	17,088,771	15,994,650	16,603,771	15,818,086

Net Income	$1,172	$111	$2,796	$501

Income per common share:
Basic	$0.07	$0.01	$0.18	$0.03
Diluted	$0.07	$0.01	$0.17	$0.03

The following stock options, restricted stock units and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Stock options	-	219,500	193,000	466,204
Restricted stock units	13,815	-	37,487	106,211
Warrants	50,000	50,000	50,000	50,000
	63,815	269,500	280,487	622,415

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
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

On November 8, 2011 Telular awarded to officers and employees 187,400 stock options and 59,300 performance stock units (“PSUs”). Telular valued the stock options granted at $333 using the Black-Scholes valuation method. The PSUs were valued at $356 based on the price of Telular’s common stock on the date of issuance. The stock options will vest over a three year period and the cost will be taken as a charge to operating expenses over the vesting period. The PSUs will be earned based on the level of achievement of certain fiscal 2012 performance measures and will vest ratably from the grant date through September 30, 2014. For fiscal 2012 these performance measures include the achievement of targeted Adjusted Earnings Before Interest, Taxes, Depreciation, Amortization and Non-Cash Compensation (“Adjusted EBITDA”) and the achievement of strategic revenue levels. The cost of these PSUs will be taken as a charge to operating expenses on a pro-rata basis over the vesting period. At September 30, 2012, the level of achievement of the performance measures will be determined and the actual amount of PSUs earned will be finalized.

Also on November 8, 2011, Telular made a final determination of the performance measures related to the PSUs issued to officers and employees on February 1, 2011.  As a result, an additional 3,177 PSUs were issued to officers and employees. These PSUs were valued at $21 and include the true-up of DEUs valued at $1.

On November 29, 2011 in conjunction with the payment of Telular’s regular quarterly dividend, Telular issued 7,146 dividend equivalent units (“DEUs”) to director and employee holders of restricted stock units and PSUs. These DEUs were valued at $51 and were recorded as a dividend on common stock.

On January 31, 2012 Telular awarded 26,915 RSUs to directors, valued at $225, based on the price of Telular’s common stock on the date of issuance.  The RSUs will vest over a one year period and the cost will be taken as a charge to operating expenses on a pro-rata basis over the vesting period.

On February 1, 2012 Telular awarded 46,800 PSUs to officers and employees of SkyBitz, Inc. (“SkyBitz”).  The PSUs were valued at $410 based on the price of Telular’s common stock on the date of issuance.  The PSUs will be earned based on the level of achievement of targeted Adjusted EBITDA over the nine months ended September 30, 2012 and will vest ratably from the grant date through September 30, 2014.  The cost of these PSUs will be taken as a charge to operating expenses on a pro-rata basis over the vesting period. At September 30, 2012, the level of achievement of the performance measures will be determined and the actual amount of PSUs earned will be finalized.

On February 21, 2012 in conjunction with the payment of Telular’s regular quarterly dividend, Telular issued 6,725 DEUs to director and employee holders of RSUs and PSUs. These DEUs were valued at $53 and were recorded as a dividend on common stock.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited, in thousands, except share data)

Telular recognized stock-based compensation expense as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Stock based compensation:
Stock options	$113	$129	$245	$246
Restricted stock	253	198	494	291
Common stock	-	-	-	475
	$366	$327	$739	$1,012

Fair Value of Financial Instruments
At March 31, 2012 and September 30, 2011, Telular’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable and bank borrowings. The carrying values reported in the consolidated balance sheet for these financials instruments approximate their fair value because of their short maturities.

Warranty
Telular provides warranty coverage for a period of 12 months on its tank monitoring and asset tracking equipment, 15 months on terminal products and 24 months on event monitoring products from the date of shipment.  A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.

The following table is a summary of Telular’s accrued warranty obligations;

	Six Months Ended March 31,
	2012	2011

Balance at the beginning of the period	$115	$95
Opening balance from acquisition during the period	1,677	-
Warranty expense during the period	230	101
Warranty payments made during the period	(158)	(115)
Balance at the end of the period	$1,864	$81

Segment Reporting
Telular reports segment information based on the “management” approach.  The management approach designates the internal reporting used by management for making decisions regarding resource allocations and assessing performance as the source of Telular’s reportable segments. Information about Telular’s major customers and geographic areas is also disclosed.

Dividends and Common Stock Issued
In November 2011, Telular declared a regular quarterly dividend of $0.11 per share of common stock payable on November 29, 2011to shareholders of record on November 22, 2011. In connection with the distribution of the dividends, Telular issued DEUs to director and employee holders of RSUs at a total value of $51. The DEUs were then converted to RSUs at a per-unit value of $7.09, which represented the average of the high and low selling prices of Telular common stock traded on the dividend payment date of November 29, 2011. Telular paid $1,670 for the cash dividend and issued 7,146 RSUs.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
 (Unaudited, in thousands, except share data)

In February 2012, Telular declared a regular quarterly dividend of $0.11 per share of common stock payable on February 21, 2012, to shareholders of record on February 14, 2012. In connection with the distribution of the dividends, Telular issued DEUs to director and employee holders of RSUs at a total value of $53. The DEUs were then converted to RSUs at a per-unit value of $7.91, which represented the average of the high and low selling prices of Telular common stock traded on the dividend payment date of February 21, 2012. Telular paid $1,774 for the cash dividend, recorded a dividend payable of $38 and issued 6,725 RSUs.

Recently Issued Accounting Pronouncements
In the second quarter of fiscal 2012, there were no accounting standard updates that affected Telular.

3.            Business Combinations

SkyBitz Acquisition
On February 1, 2012, Telular purchased 100% of the capital stock of SkyBitz. SkyBitz provides mobile resource management solutions focusing on over-the-road tracking via satellite. SkyBitz’s satellite-based technology provides real-time visibility of many asset types, including truck trailers, intermodal containers, sea-going containers, rail cars, power generators and rental equipment.  The purchase was accounted for using the purchase method in accordance with ASU: Business Combinations (Topic 805), (“ASU 805”). Under the terms of the agreement, Telular paid consideration of approximately $42,783, comprised of $34,023 in cash and 1,000,024 shares of Telular’s common stock, valued at approximately $8,760. The cash portion of the consideration was funded with a $30,000 five-year term loan from SVB and approximately $4,023 from Telular’s cash on hand.

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash and cash equivalents	$2,334
Accounts receivable, net	3,706
Inventories, net	1,589
Deferred tax assets - current	2,216
Other current assets	667
Property and equipment, net	1,276
Customer relationships	9,080
Developed technology	6,130
Tradenames and trademarks	2,730
Backlog	5,560
Patents and other long term assets	374
Deferred tax assets - long term	11,362
Goodwill	12,216
Total assets acquired	59,240

Accounts payable	1,272
Accrued liabilties	4,813
Deferred tax liabilities - current	827
Deferred revenue	280
Deferred tax liabilities - long term	9,251
Other long term liabilities	14
Total liabilities assumed	16,457
Net assets acquired	$42,783

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited, in thousands, except share data)

The following summarized unaudited pro forma financial information for the full year ended September 30, 2011 and the six months ended March 31, 2012, assumes the acquisition occurred as of October 1, 2010 and October 1, 2011, respectively:

	Twelve Months Ended	Six Months Ended
	September 30, 2011	March 31, 2012

Net revenues	$85,297	$46,216
Net income	$3,593	$3,471
Basic income per common share	$0.22	$0.21
Diluted income per common share	$0.21	$0.20

Telular purchased SkyBitz on February 1, 2012.  The financial results of its operations were fully consolidated with Telular’s results of operations for the months of February and March in the second quarter of fiscal 2012.

The pro forma results include adjustments for amortization of intangibles, the reduction of interest expense related to SkyBitz debt which was fully paid in conjunction with the purchase, the addition of interest expense related to the new loan Telular incurred as part of the funding of the purchase of SkyBitz, and the adjustment of income tax expense. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on October 1, 2010 and October 1, 2011, nor are they necessarily indicative of future consolidated results of operations.

SMARTank Acquisition
On January 7, 2011, Telular acquired certain assets and assumed certain liabilities underlying the SMARTank line of business of SmartLogix, Inc. (“SmartLogix”), Telular’s largest value added reseller of TankLink tank monitoring solutions.  Telular also entered into a Sales and Service Agreement (“Service Agreement”) with SmartLogix. The purchase was accounted for using the purchase method in accordance with ASU 805.

Pursuant to the Asset Purchase Agreement (the “Agreement”), the aggregate purchase price was $7,921, which consisted of: $2,294 of cash paid directly to SmartLogix, $4,484 applied to the existing trade receivable balance due to TankLink from SmartLogix, and $1,143 of accrued earn-outs.  Under the Agreement, Telular agreed to purchase certain net working capital assets for cash, such as trade accounts receivables, inventory, leased monitoring equipment, and trade accounts payable and deferred revenue.  The total value of the net working capital of approximately $678 is included in the total cash paid to SmartLogix.  Pursuant to an earn-out provision contained in the Agreement, SmartLogix has the ability to earn a total of $2,400 over a two year period depending on the future performance of SMARTank.  Changes in the estimates of the amount of earn-outs that may be paid are taken to operations. At March 31, 2012 the accrued earn-outs totaled $251 and represent Telular’s best estimate of the actual amount of this future liability.

Under the Service Agreement, Telular appointed SmartLogix as an exclusive sales representative for the purpose of selling tank monitoring equipment to customers in the fuels and lubricants market.  Pursuant to the terms in the Service Agreement, Telular will pay SmartLogix a 20% commission on gross product revenue, as well as a commission on service revenue earned on the monitoring units sold, typically calculated as three months of related service revenue.  The initial term of the Service Agreement is two years and may be renewed for an additional year.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
 (Unaudited, in thousands, except share data)

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

4.            Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit.  An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services.  Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	March 31,	September 30,
	2012	2011

Trade receivables	$10,856	$5,898
Less: allowance for doubtful accounts	(390)	(39)
	$10,466	$5,859

The allowance for doubtful accounts increased by $351 primarily as a result of including SkyBitz’s allowance for doubtful accounts and identifiying certain customers who have outstanding accounts receivable balances that are significantly past due.

5.            Inventories

Inventories consist of the following:

	March 31,	September 30,
	2012	2011

Raw materials	$1,041	$1,559
Finished goods	4,161	2,095
	5,202	3,654
Less: reserve for obsolescence	(544)	(649)
	$4,658	$3,005

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
 (Unaudited, in thousands, except share data)

The reserve for obsolescence decreased by $105 from fiscal year end 2011 to March 31, 2012 primarily due to $415 of disposal of parts that were no longer being used for the production of current finished goods, offset by the inclusion of SkyBitz’s reserve for obsolescence.

6.            Property and Equipment

Property and equipment consists of the following:

	March 31,	September 30,
	2012	2011

Furniture and fixtures	$317	$108
Computer equipment	4,773	3,177
Machinery and equipment	7,683	3,769
Leasehold improvements	728	461
Product certification costs	571	546
	14,072	8,061
Less accumulated depreciation and amortization	(10,628)	(5,779)
Property and equipment, net	$3,444	$2,282

7.            Goodwill and Intangible Assets

Goodwill balances as of March 31, 2012 and September 30, 2011 are as follows:

Balance at September 30, 2011	$7,502
Additional goodwill	12,216
Impairment of goodwill	-
Balance at March 31, 2012	$19,718

The increase in goodwill is attributable to Telular’s acquisition of SkyBitz. Telular evaluates the fair value and recoverability of the goodwill annually during Telular’s third quarter or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During the second quarter of fiscal 2012, there were no events or changes in circumstances that would indicate that the carrying value of goodwill may not be recoverable.

During the first quarter of fiscal 2012, Telular incurred $7 of costs related to new patents. These costs are not complete, and therefore have not yet been amortized.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
 (Unaudited, in thousands, except share data)

Telular is amortizing its intangible assets over a period of 36 to 198 months.  The balances are as follows:

	Weighted Average	March 31, 2012			September 30, 2011
	Useful Life		Accumulated			Accumulated
	(in months)	Cost	Amortization	Net	Cost	Amortization	Net

Customer Relationships	70.6	$13,120	$(1,595)	$11,525	$4,040	$(971)	$3,069
Developed Technology	53.3	6,450	(468)	5,982	320	(192)	128
Backlog	36.0	5,560	(309)	5,251	-	-	-
Tradename	58.2	2,870	(205)	2,665	140	(96)	44
Patents & Trademarks	197.7	524	(76)	448	116	(18)	98
License Agreement	75.0	150	(47)	103	150	(35)	115
Non-Compete Agreement	36.0	20	(8)	12	20	(5)	15
Total intangible assets		$28,694	$(2,708)	$25,986	$4,786	$(1,317)	$3,469

As a result of the acquisition of SkyBitz, Telular recorded $23,500 of intangible assets consisting of $9,080 of customer relationships, $6,130 of developed technology, $5,560 of backlog and $2,730 of tradenames and trademarks. The amortization expense for the three months ended March 31, 2012 and 2011 was $1,123 and $224 respectively. Amortization expense for the six months ended March 31, 2012 and 2011 was $1,346 and $296 respectively. Telular reviews for the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no events or changes in circumstances during the three months ended March 31, 2012 that would indicate that the carrying value of intangibles may not be recoverable.

Amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Fiscal Year
2012	$3,153
2013	6,281
2014	6,125
2015	4,488
2016	3,225
Thereafter	2,714
$25,986

8.            Income Taxes

Telular has provided for income taxes based on U.S tax laws and rates. Deferred tax assets and liabilities are determined based on the difference between GAAP financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the three and six months ended March 31, 2012 and 2011, income tax expense consisted of the following:

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited, in thousands, except share data)

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
Current:
Federal	$595	$32	$643	$49
State	58	38	106	46
Current income tax provision	653	70	749	95

Deferred:
Federal	78	462	925	657
State	(4)	823	(3)	845
Deferred income tax provision	74	1,285	922	1,502
	$727	$1,355	$1,671	$1,597

The decrease in Telular’s income tax expense for the three months ended March 31, 2012 over the corresponding period in 2011 is due to an increase in the valuation allowance against net deferred tax assets during the second quarter of fiscal 2011 due to changes in tax provisions in the State of Illinois. In January of 2011, Illinois raised its corporate income tax rate to 9.5% from 7.3%. Additionally, Illinois suspended the utilization of net operating losses (“NOLs”) for three years. Telular adopted a tax strategy to minimize current tax liabilities to the State of Illinois. The increase in Telular’s income tax provision for the six months ended March 31, 2012 over the corresponding period in 2011 is due to increase in taxable income.

The provision for income taxes differs from the amount obtained by applying the statutory rate as follows for the three and six month periods ended March 31:

	For the Three Months		For the Six Months
	Ended March 31,		Ended March 31,
	2012	2011	2012	2011
Provision for income taxes at statutory rate	34.0%	34.0%	34.0%	34.0%
Increases (decreases) in taxes resulting from:
Valuation allowance	0.0%	82.0%	0.0%	57.3%
Acquisition costs	1.7%	0.0%	1.7%	0.0%
Effect of state rate change	0.0%	-26.7%	0.0%	-18.6%
State taxes net of federal benefit	1.9%	2.3%	1.5%	2.5%
Other	0.7%	0.9%	0.2%	1.0%
	38.3%	92.5%	37.4%	76.2%

Telular recorded a tax provision of $727 for the three months ended March 31, 2012 as compared to a tax provision of $1,355 for the three months ended March 31, 2011, representing effective tax rates of 38.3% and 92.5% respectively. The difference between Telular’s effective tax rate and the 34% federal statutory rate in the current period is due primarily to the acquisition costs related to the purchase of SkyBitz which are not deductible for tax.  The difference between Telular’s effective tax rate and the 34% statutory rate for the three months ended March 31, 2011 is due primarily to the change in valuation allowance and state taxes described above. Telular recorded a tax provision of $1,671 for the six months ended March 31, 2012 as compared to a tax provision of $1,597 for the same period of fiscal 2011, representing effective tax rates of 37.4% and 76.2%, respectively. The difference between Telular’s effective tax rate and the 34% federal statutory rate for the first six months of fiscal 2012 is due primarily to the acquisition costs related to the purchase of SkyBitz which are not deductible for tax and the effect of state taxes.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited, in thousands, except share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of Telular’s deferred tax assets are as follows:

	March 31,	September 30,
	2012	2011
Deferred tax assets:
Reserve for inventory obsolescence	$145	$231
Allowance for doubtful accounts	143	13
Fixed assets	24	5
Intangible assets	136	43
Non-cash compensation	1,693	1,698
Alternative minimum tax credits	453	324
Accrued liabilities	937	427
Deferred revenue net of deferred cost of sales	363	-
Net operating loss carryfowards	46,070	35,810
Other	114	1
Total deferred tax assets	50,078	38,552

Deferred tax liabilities:
Intangible assets	(8,804)	(282)
Non-cash compensation	-	-
Fixed assets	(368)	(29)
Production certification costs	(107)	(118)
Total deferred tax liabilities	(9,279)	(429)
Net deferred tax asset	40,799	38,123
Less valuation allowance	5,709	5,612
Net deferred tax assets	$35,090	$32,511

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

Based on Internal Revenue Code Section 382, changes in the ownership of Telular may limit the utilization of NOLs of Telular. Telular has determined, as of March 31, 2012, that there are no limitations on the utilization of its NOLs.  SkyBitz was purchased on February 1, 2012.  SkyBitz, as a result of ownership changes prior to Telular’s acquisition, has two limitations on the utilization of its NOLs.  Telular’s acquisition has resulted in another limitation. Telular has made a preliminary assessment of the future utilization of SkyBitz’s NOLs. Approximately $11,631 of SkyBitz’s NOLs would expire unused as a result of its pre-Telular acquisition limitations. Telular estimates that there would be no further utilization limitations in the future.  Accordingly, a deferred tax asset was recorded only for those NOLs Telular believes it will be able to utilize.  Telular’s estimate may be revised subsequent to SkyBitz’s final tax return filing.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited, in thousands, except share data)

9.            Debt

On January 22, 2011, Telular executed an Amended and Restated Loan and Security Agreement (the “Amended Loan Agreement”) with SVB.  The Amended Loan Agreement provided for a two year term with total maximum borrowings of $10,000. Telular had the option under the Amended Loan Agreement to have interest calculated on SVB’s prime rate (with a floor of 5%) up to a maximum of prime plus 0.5% or calculated on the current LIBOR rate up to a maximum of LIBOR plus 3.0%.  The Amended Loan Agreement also permitted Telular to borrow up to $7,000 under a revolving line of credit, with the ability to convert up to $5,000 of borrowings under the revolver into a three year term loan.   The Amended Loan Agreement required Telular to comply with certain financial covenants such as maintaining certain levels of assets to liabilities and minimum levels of cash flow generation. Telular had no outstanding borrowings under the Amended Loan Agreement as of February 1, 2012, on which date Telular and SVB amended the Amended Loan Agreement in connection with the SkyBitz acquisition.

Simultaneous with the acquisition of SkyBitz on February 1, 2012, Telular executed the Second Amended and Restated Loan and Security Agreement with SVB (the “Second Amended Loan Agreement”).  Under the Second Amended Loan Agreement, Telular borrowed $30,000 in the form of a term loan which was applied as a portion of the cash consideration for the acquisition of SkyBitz. The term loan matures on February 1, 2017, the 5th anniversary of the amendment.  The loan requires quarterly payments of interest and principal, with annual principal amortization of 10%, 15%, 20%, 20% and 25% in each of the first five years, respectively, with the final 10% due on the maturity date.  At the closing of the SkyBitz acquisition, the interest rate was 3.1%. At the option of Telular, interest will be incurred based on a rate ranging from 2.25% to 2.75% (depending on the calculation of the senior leverage ratio) above the published LIBOR rates, or at a rate of .25% to .75% above the Prime interest rate.  The Second Amended Loan Agreement requires Telular  to comply with certain financial covenants such as maintaining a maximum senior leverage ratio and a minimum fixed charge coverage ratio.  The loan is secured is secured by substantially all of the assets of Telular. At March 31, 2012 the outstanding loan balance was $30,000 and Telular was in compliance with all financial covenants. As of March 31, 2012, $338 of loan fees and related costs were paid by Telular and are being amortized over the term of the loan.

10.           Commitments

Telular has entered into agreements with Speedy-Tech Electronics Ltd. (“Speedy”) and Creation Technologies Wisconsin Inc. (“Creation”) to manufacture final assemblies of Telular’s products.  Creation also provides fulfillment services to Telular.  The agreement with Speedy may be terminated upon 90 days prior written notice to either party. The agreement with Creation may be terminated upon six months prior written notice to either party.  Under both agreements, Telular has the right to offset amounts due to Telular against amounts owed to the respective vendor by Telular.  As of March 31, 2012, Telular had $4,399 and $1,594 in open purchase commitments with Speedy and Creation, respectively.  Telular, through SkyBitz, has entered into an agreement with Flextronics International Ltd (“Flextronics”) to manufacture final assemblies of SkyBitz’s products.  This agreement with Flextronics automatically renews annually for one year terms. The agreement with Flextronics may be terminated by either party upon written notice delivered 90 days prior to renewal.  As of March 31, 2012, SkyBitz had $321 in open purchase commitments with Flextronics. Additionally, SkyBitz has entered into a five year agreement with a key supplier to manufacture modems that are included in SkyBitz’s new line of products.  As of March 31, 2012, SkyBitz had $307 in open commitments with this key supplier.

11.           Segment Information and Geographic Data

Telular reports segment information based on the “management” approach.  The management approach designates the internal reporting used by management for making decisions regarding resource allocations and assessing performance as the source of Telular’s reportable segments.

Telular manages its business primarily along distinct product functions. Accordingly Telular has identified its reportable operating segments as Event Monitoring (“EM”) and Asset Tracking (“AT”). Both segments sell M2M products and monitoring services.  The EM segment focuses on products and services that monitor discrete events and reports those events utilizing cellular transceiver devices.  The AT segment provides mobile resource management solutions focusing on over-the-road tracking via satellite.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited, in thousands, except share data)

Telular evaluates the performance of its operating segments based on net sales, margins, net income before taxes and Adjusted EBITDA, a non-GAAP measure. Net sales are based on the types of products and services sold. Income before taxes for each segment includes net sales to third parties, related costs of sales, operating expenses directly attributable to the segment and other income and expenses directly attributable to the segment.  Costs excluded from segment income before taxes include the following: (1) certain corporate costs directly related to being a publicly traded company, such as exchange fees; (2) corporate costs incurred for the benefit of the consolidated entity, such as insurance, interest expense relate to corporate debt and directors’ expenses; (3) a portion of expenses related to corporate level employees, such as salaries and related benefits; and, (4) income taxes which are managed on a consolidated basis. Segment assets exclude cash and cash equivalents which are managed on a consolidated basis.

Summary information by operating reportable segment for the three and six months ended March 31, 2012 is as follows:

	For the Three Months Ended March 31, 2012
	Event	Asset
	Monitoring	Tracking	Corporate	Total

Revenues	$13,861	$5,933	$-	$19,794

Net income (loss) before income taxes	3,656	(592)	(1,165)	1,899

Depreciation and amortization	504	1,009	-	1,513

Property and equipment additions	160	158	-	318

	For the Six Months Ended March 31, 2012
	Event	Asset
	Monitoring	Tracking	Corporate	Total

Revenues	$27,566	$5,933	$-	$33,499

Net income (loss) before income taxes	7,332	(592)	(2,273)	4,467

Depreciation and amortization	1,000	1,009	-	2,009

Property and equipment additions	412	158	-	570

	As of March 31, 2012
	Event	Asset
	Monitoring	Tracking	Corporate	Total

Identifiable assets	$53,594	$48,070	$10,147	$111,811

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited, in thousands, except share data)

Telular exports its products to three regions around the world:  Central America / Latin America (“CALA”), Europe / Africa (“EA”) and Asia / Middle East (“AME”).  Export sales are summarized in the tables below:

Three Months Ended March 31, 2012 and 2011:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2012 sales	$15	$-	$-	$15	$19,779	$19,794
Region's sales as % of total export sales	100.00%	0.00%	0.00%	100.00%
Region's sales as % of Total Telular sales	0.08%	0.00%	0.00%	0.08%	99.92%	100.00%

Fiscal 2011 sales	$184	$4	$5	$193	$12,299	$12,492
Region's sales as % of total export sales	95.34%	2.07%	2.59%	100.00%
Region's sales as % of Total Telular sales	1.47%	0.03%	0.04%	1.54%	98.46%	100.00%

Six Months Ended March 31, 2012 and 2011:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2012 sales	$36	$-	$-	$36	$33,463	$33,499
Region's sales as % of total export sales	100.00%	0.00%	0.00%	100.00%
Region's sales as % of Total Telular sales	0.11%	0.00%	0.00%	0.11%	99.89%	100.00%

Fiscal 2011 sales	$184	$4	$19	$207	$24,375	$24,582
Region's sales as % of total export sales	88.89%	1.93%	9.18%	100.00%
Region's sales as % of Total Telular sales	0.75%	0.01%	0.08%	0.84%	99.16%	100.00%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
 (Unaudited, in thousands, except share data)

12.           Major Customers

For the three months ended March 31, 2012 and 2011, Telular derived approximately $4,712 (24%) and $4,790 (38%), respectively, of its total revenue from one customer located in the United States.

For the six months ended March 31, 2012 and 2011, Telular derived approximately $9,840 (29%) and $9,481 (39%), respectively, of its total revenue from one customer located in the United States.

Trade accounts receivable from this customer totaled $1,871 at March 31, 2012 and $1,795 at September 30, 2011.

13.          Supplemental Disclosures of Cash Flow Information

	Six Months Ended
	March 31,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$79	$-
Income taxes paid	$222	$144

Supplemental disclosure of non-cash investing and financing activities:
Dividend equivalent units awarded to holders of restricted common stock units - 14,051 and 48,265 shares, respectively	$105	$262
Restricted stock units converted to common stock - 98,192 and 0 shares, respectively	$-	$-

14.          Subsequent Events

On May 3, 2012, Telular announced the declaration of a regular quarterly dividend of $0.11 per share, payable on May 22, 2012 to shareholders of record at the close of business on May 15, 2012. Telular estimates the cost of this dividend to be approximately $1,826 depending on the number of shares outstanding at the time of the dividend.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in thousands except when referring to ARPUs, units or share data)

Forward Looking Information

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

Introduction

Telular creates services that utilize wireless networks for the remote monitoring, control, or tracking of equipment and facilities. Telular’s software-as-a-service (“SaaS”) offerings are created through Telular’s competence in developing complex software systems and data communication devices that utilize the data transport capabilities of today’s commercial wireless networks. To enable these services, Telular is a significant reseller of such commercial wireless services.

Telular generates a majority of its revenue through the delivery of machine-to-machine (“M2M”) services such as event monitoring service and asset tracking through its Telguard, TankLink, and SkyBitz business lines. A portion of its revenue comes from the sale of specialty cellular hardware products designed by Telular for use exclusively with its M2M services. Telular's operating expense levels are based in large part on its expectations for its future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and Telular's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Item 1A of this Quarterly Report Form 10-Q.

The market for Telular’s products is primarily in North and South America and consists of a number of vertical applications including Telguard security alarm conveyance; TankLink tank level monitoring; SkyBitz asset tracking, and general purpose wireless terminals for voice calls and Internet access. These markets are addressed primarily through indirect channels consisting of third party Value Added Resellers (“VARs”), distributors, representatives and agents along with in-house sales and customer support teams.  A direct sales model is utilized for certain large customers.  Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China, Mexico, and the United States make and test all hardware products.

The following details areas of product delivery and research either undertaken or anticipated in fiscal 2012.

Telguard - Telular’s engineering team continues to update the Telguard product and service portfolio in various ways that will attract incremental demand from our security dealer customers. In fiscal 2011, Telular launched new features, such as Telguard Interactive Services which let end users remotely arm and disarm their security systems. In addition, we launched Telguard Voice, which allowed security dealers to speak with their end user customers in the event that an alarm condition was triggered. Perhaps the most significant development activity was the conversion of our full Telguard hardware product lines to 3G/4G capability. While 3G/4G capability was launched in early fiscal 2012, most of the development was accomplished in fiscal 2011. Product innovation within this space is important for the long-term success of Telguard and we expect to continue to enhance our Telguard software platform and underlying hardware products going forward. In 2012, the Telguard Message Center (“TMC”) server platform, which is the underlying core software system for the Telguard service, was enhanced such that Telular can offer service to dealers in Canada.  Furthermore, the architecture of TMC will be updated so that it can support even more end-user, feature development and increased traffic volumes in the future.

TankLink – The fiscal 2009 acquisition of TankLink Corp. brought Telular a successful wireless communicator product line for tank level monitoring. In early fiscal 2011, the acquisition of TankLink end-user accounts from our key value added reseller, SmartLogix, Inc., gave Telular more direct control over the TankLink end users as well as improved profitability. Enhancements to the TankLink software platform, TankData Online, have been made during 2011.  Telular plans to further enhance both the software platform and the hardware product during fiscal 2012, to  include a new hardware device which will be more suitable for smaller tank vessels and will operate on 3G/4G networks.

SkyBitz – Telular closed on the acquisition of SkyBitz, Inc. (“SkyBitz”), on February 1, 2012.  SkyBitz  is a leading provider of mobile resource management (“MRM”) solutions focusing on tracking and management of truck trailers, intermodal containers, sea-going containers, rail cars, power generators and rental equipment.  SkyBitz’s unique Global Locating System (“GLS”) satellite-based technology provides real-time visibility of many asset types.  SkyBitz addresses a multi-billion dollar market opportunity by reducing operating costs, increasing efficiency and aiding in the compliance with regulatory requirements across an increasingly complex set of supply chains and business ecosystems.

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

Economies of Scale –Telguard’s fully integrated end-to-end cellular solution is now utilized by over 589,000 individual subscribers, which helps to minimize costs on a per user basis.  This large customer base also reflects our significant experience and demonstrates credibility to the market.

Service and Support – Telular provides customers with comprehensive customer service and product support. We believe that our commitment and ability to provide superior service differentiates us from our competition.

Financial Strength – Telular is currently generating cash from operations. We believe that this financial strength gives us an ability to develop new products and services and defend against competitive initiatives very well.

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

Our SkyBitz asset tracking solutions also have competition from numerous sources, including I.D. Systems, Inc., and Qualcomm.  Telular differentiates its SkyBitz solutions by providing advanced features on the web portal through which its customers receive tracking data, maximizing battery life on the tracking units to minimize the frequency of changing batteries, and through efficient design and manufacturing of its products to enable a low cost solution for its customers.

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

Telular expects to expend most of its market and product development resources on the M2M space, including continuing to capitalize on its favorable market position in the domestic security alarm market by virtue of its well-regarded Telguard offerings, as well as continuing to improve overall penetration in the tank level monitoring market through TankLink.  Telular expects SkyBitz to continue to leverage its leading position in the trailer-tracking market while expanding into adjacent markets such as intermodal container and government asset tracking.  Due to uncertainties in international markets and pending new product introductions, Telular is unable to forecast results and resource allocations for FCT products.

UNIT SALES

During the second quarter of fiscal 2012, Telular sold approximately 40,500 billable M2M units, compared with approximately 22,600 billable M2M units for the same period in fiscal 2011. During the first six months of fiscal 2012, Telular sold approximately 72,600 billable M2M units compared with approximately 43,900 billable M2M units for the same period in fiscal 2011. These increases were primarily a result of strong demand for Telguard’s new 3G/4G security products and the inclusion of SkyBitz in the total units sold beginning on February 1, 2012. Our Telguard subscriber base rose in the quarter to approximately 589,100 at March 31, 2012 from 569,100 subscribers at the end of the first quarter of fiscal 2012 and increased by 20,500 subscribers from a March 31, 2011 subscriber base of 568,600..  This increase was due primarily to a strong overall demand for our new Telguard 3G/4G products. Comparing fiscal year 2012 to 2011, Telguard’s subscriber base increased by 20,500 subscribers from a base of approximately 568,600 as of March 31, 2011 to a base of approximately 589,100 at March 31, 2012.  We expect Telguard sales of between 25,000 and 35,000 units on a quarterly basis throughout fiscal 2012. Telular ended the second quarter of fiscal 2012 with combined billable M2M units of 798,400, compared to 588,500 for the same period of fiscal 2011, due in large part to SkyBitz

REVENUE TRENDS

Product sales have increased due to increased demand, the introduction of new 3G/4G security products and the inclusion of asset tracking products as a result of the purchase of SkyBitz.   Service revenues represented 58% of total sales in the second quarter of fiscal 2012 compared to 62% for the same period in fiscal 2011. Service revenues represented 59% of total sales in the first six months of fiscal 2012 compared to 61% for the same period of fiscal 2011. On a consolidated basis, Telular ended the second quarter of fiscal 2012 with service average revenue per unit (“ARPU”) of $5.46. Comparable data for the end of the second quarter of fiscal 2011 is not available because SkyBitz was not part of Telular during that period.

RECENT DEVELOPMENTS

On February 1, 2012, Telular purchased 100% of the capital stock of SkyBitz. SkyBitz provides mobile resource management solutions focusing on over-the-road tracking via satellite. SkyBitz’s satellite-based technology provides real-time visibility of many asset types, including truck trailer, intermodal containers, sea-going containers, rail cars, power generators and rental equipment.  The purchase was accounted for using the purchase method. For further discussion of this acquisition, refer to Note 3.Business Combinations in the Notes to Consolidated Financial Statements.

Simultaneous with the acquisition of SkyBitz on February 1, 2012, Telular executed the Second Amended and Restated Loan and Security Agreement with SVB (the “Second Amended Loan Agreement”).  Under the Second Amended Loan Agreement, Telular borrowed $30,000 in the form of a term loan which Telular applied towards a portion of the cash consideration for the acquisition of SkyBitz. The term loan matures on February 1, 2017, the 5th anniversary of the amendment.  The loan requires quarterly payments of interest and principal, with annual principal amortization of 10%, 15%, 20%, 20% and 25% in each of the first five years, respectively, with the final 10% due on the maturity date.  At the option of Telular, interest will be incurred based on a rate ranging from 2.25% to 2.75% (depending on the calculation of the senior leverage ratio) above the published LIBOR rates, or at a rate of .25% to .75% above the Prime interest rate.  The Second Amended Loan Agreement requires Telular to comply with certain financial covenants such as maintaining a maximum senior leverage ratio and a minimum fixed charge coverage ratio.  The loan is secured by substantially all assets of Telular.

On May 3, 2012, Telular announced the declaration of a regular quarterly dividend of $0.11 per share, payable on May 22, 2012 to shareholders of record at the close of business on May 15, 2012. Telular estimates the cost of this dividend to be approximately $1,826 depending on the number of shares outstanding at the time of the dividend.

RESULTS OF OPERATIONS
(in thousands except when referring to ARPUs, units or share data)

Second quarter fiscal year 2012 compared to second quarter fiscal year 2011

Revenues and Cost of Sales

			Change
	2012	2011	Amount	Percentage
Revenues by Segment:
Event monitoring	$13,861	$12,492	$1,369	11%
Asset tracking	5,933	-	5,933	>100%
Total revenues	$19,794	$12,492	$7,302	58%

			Change
	2012	2011	Amount	Percentage
Revenues
M2M hardware sales	$7,986	$3,729	$4,257	1145
M2M service revenue	11,418	7,784	3,634	47%
Subtotal M2M	19,404	11,513	7,891	69%
Other product sales	390	979	(589)	-60%
Total revenue	19,794	12,492	7,302	58%
Cost of sales
M2M hardware cost of sales	5,879	2,515	3,364	134%
M2M service cost of sales	3,155	3,037	118	4%
Subtotal M2M	9,034	5,552	3,482	63%
Other product cost of sales	334	940	(606)	-64%
Total cost of sales	9,368	6,492	2,876	44%
Gross margin	$10,426	$6,000	$4,426	74%

Revenues

Segment
Event Monitoring (“EM”) revenues increased 11% primarily due to a 16% increase in Telguard revenues and a 21% increase in TankLink revenues, offset by a decrease of 60% in our terminal revenues. Telguard revenues increased primarily as a result of the new 3G/4G products. Telular is the first to market with a 3G/4G cellular communicator in the security products space.  TankLink’s increase in revenues is primarily due to a stronger demand for tank measuring products.  The decrease in our terminal revenues reflects Telular’s reduced focus in this product line because there is no subsequent recurring revenue stream associated with these products.  Terminal products were approximately 2% of total revenue for the second quarter of fiscal 2012 as compared to 8% for the same period of fiscal 2011.

Telular purchased SkyBitz on February 1, 2012. As a result, only two months of activity in the Asset Tacking (“AT”) segment were included in the revenue total.  There were no revenues in fiscal 2011 for the AT segment.

Type
M2M hardware revenues increased 114% primarily due to the initial inclusion of SkyBitz. Telular sold approximately 40,500 monitoring and tracking hardware units during the second quarter of fiscal 2012, compared to 22,600 units during the same period of fiscal 2011. This increase was primarily due the addition of SkyBitz’s products to Telular’s revenues as a result of the purchase of SkyBitz during the quarter and to stronger demand for our new 3G/4G security monitoring products.

M2M service revenues increased 47% primarily due to the inclusion of SkyBitz during the quarter and an increase in billable units activated during the quarter as a result of stronger demand of new product offerings.

Other product sales decreased 60% primarily due to overall decrease in demand for our terminal products.  Telular expects this to continue and has shifted its focus away from selling these products.

Cost of Sales

M2M hardware cost of sales increased 134% primarily due to including SkyBitz’s sales for the quarter.  As a percentage of M2M hardware product revenues, M2M hardware cost of sales was 74% for the second quarter of fiscal 2012 compared to 67% for the second quarter of fiscal 2011. This increase of 1% is due to the costs incurred to re-configure existing inventory to 3G/4G products. Gross margin for M2M hardware was 26% in the second quarter of fiscal 2012 as compared to 33% in the second quarter of fiscal 2011.  The decrease is attributable to reduced margins related to the terminal products.

M2M service cost of sales increased 4% primarily due to the inclusion of SkyBitz in the quarter.  Service cost of sales went up approximately $820 as a result of adding SkyBitz, offset with reductions to Telguard’s services cost of sales of approximately $702 due to the migration to a cellular carrier that has reduced rates. The reduction of costs related to this migration began in the third quarter of fiscal 2011. Gross margin for M2M services was 72% in the second quarter of fiscal 2012 compared to 61% in the second quarter of fiscal 2011.

Operating Expenses

			Change		% of Revenues
	2012	2011	Amount	Percentage	2012	2011

Engineering and development	$2,030	$1,042	$988	95%	10%	8%
Selling and marketing	2,699	1,683	1,016	60%	14%	13%
General and administrative	3,644	1,819	1,825	100%	18%	15%
	$8,373	$4,544	$3,829		42%	36%

Engineering and Development

The increase of $988 in engineering and development was primarily due to including SkyBitz costs of $657 and the following increases in engineering development expenses for Telular and TankLink:
•     $267 of salary and related benefits attributable to increased engineering headcount;
•     $47 of prototype materials and testing expenses; and,
•     $17 of various other expenses including travel and facilities.

Selling and Marketing

The increase in selling and marketing of $1,016 was primarily due to including SkyBitz costs of $891 and the following:

•	$189 increase in marketing expenses related to trade shows, advertising and special promotion activities;
•	$148 increase in salaries and related benefits as a result of increase in headcount;
•	$35 increase in third-party services, primarily due to a two-year servicing agreement with SmartLogix. SmartLogix is proving monthly customer support services in conjunction with Telular’s purchase of the SMARTank business unit from SmartLogix; and,
•	$28 increase in travel expenses.

Offsetting these increases were decreases of $230 related to an earnout provision contained in the Agreement between Telular and SmartLogix for the purchase of the SMARTank business unit and $45 decrease in various other expenses, including outside services and facilities.

General and Administrative

The increase in general and administrative expenses of $1,825 was primarily due to including SkyBitz costs of $1,834, of which $900 was an increase in amortization expense due to capitalized intangibles related to the acquisition and $934 of typical departmental expenses such as salaries and related benefits, professional fees, office expenses and other.  This increase was offset by a decrease of $9, related primarily to a $140 decrease in legal and other professional fees, an $82 increase in corporate development costs related to the SkyBitz acquisition, a $25 increase in bank fees related to the Second Amended Loan Agreement with SVB, and a $24 increase in credit card fees and various other miscellaneous expenses.

Other Income

Other income for the three months ended March 31, 2012 decreased $164 compared to the same period of fiscal 2011. This decrease was primarily due to an increase in interest expense of $152 related to Second Amended Loan Agreement with SVB entered into in connection with the purchase of SkyBitz on February 1, 2012 and a loss of interest income of $12.  In the second quarter of fiscal 2011 Telular received interest on the outstanding trade receivable from SmartLogix. This trade receivable was forgiven as part of the consideration for the purchase of the SMARTank business unit on January 7, 2011 from SmartLogix. In the second quarter of fiscal 2012, Telular no longer received these interest payments.

Income Taxes

The provision for income taxes decreased $628 to $727 for the second quarter of fiscal 2012 as compared to $1,355 for the same period of fiscal 2011 primarily due to reinstatement of a valuation allowance in fiscal 2011 for state deferred tax assets related to net operating losses. In January of 2011, the State of Illinois suspended the use of net operating losses to offset current taxable income for three years. Telular determine that a portion of its net operating losses attributable to the State of Illinois likely would not be utilized as a result of the suspension.  A valuation allowance was recorded in fiscal 2011.  In the current quarter no evidence has arisen that would require a change to that valuation allowance.

First six months of fiscal 2012 compared to first six months of fiscal year 2011

Revenues and Cost of Sales

			Change
	2012	2011	Amount	Percentage
Revenues by Segment:
Event monitoring	$27,566	$24,582	$2,984	12%
Asset tracking	5,933	-	5,933	>100%
Total revenues	$33,499	$24,582	$8,917	36%

			Change
	2012	2011	Amount	Percentage
Revenues
M2M hardware sales	$13,017	$7,361	$5,656	77%
M2M service revenue	19,704	15,104	4,600	30%
Subtotal M2M	32,721	22,465	10,256	46%
Other product sales	778	2,117	(1,339)	-63%
Total revenue	33,499	24,582	8,917	36%
Cost of sales
M2M hardware cost of sales	9,112	5,107	4,005	78%
M2M service cost of sales	5,465	5,873	(408)	-7%
Subtotal M2M	14,577	10,980	3,597	33%
Other product cost of sales	982	2,013	(1,031)	-51%
Total cost of sales	15,559	12,993	2,566	20%
Gross margin	$17,940	$11,589	$6,351	55%

Revenues

Segment
EM revenues increased 12% primarily due to an 18% increase in Telguard revenues and a 28% increase in TankLink revenues offset, by a decrease of 63% in our terminal revenues. Telguard revenues increased primarily as a result of the new 3G/4G products. Telular is the first to market with 3G/4G technology in its Telguard security products.  TankLink’s increase in revenues is primarily due to a stronger demand for tank measuring products, and the inclusion of incremental revenue resulting from the acquisition of the SMARTank business unit from SmartLogix in January 2011.  The decrease in our terminal revenues reflects Telular’s reduced focus in this product line because there is no subsequent recurring revenue stream associated with these products.  Terminal products were approximately 2% of total revenue for the first six months of fiscal 2012 as compared to 9% for the same period of fiscal 2011.

Telular purchased SkyBitz on February 1, 2012. As a result, only two months of activity in the AT segment were included in the revenue total.  There were no revenues in fiscal 2011 for the AT segment.

Type
M2M hardware revenues increased 77% primarily due to the initial inclusion of SkyBitz. Telular sold approximately 72,600 billable M2M units during the first six months of fiscal 2012, compared to 43,900 units during the same period of fiscal 2011. This increase was primarily due the addition of SkyBitz’s products to Telular’s revenues as a result of the purchase of SkyBitz during the quarter and to stronger demand for our new 3G/4G security monitoring products.

M2M service revenues increased 30% primarily due to due to the inclusion of SkyBitz during the quarter as well as an increase in active billable units and ARPU during the first six months of fiscal 2012. Telular ended the second quarter of fiscal 2012 with total Telguard subscribers of 589,100 units with an ARPU of $4.32 compared to 568,600 billable units with an ARPU of $4.08 for the second quarter of fiscal 2011.

Other product sales decreased 63% primarily due to overall decrease in demand for our terminal products.  Telular expects this to continue and has shifted its focus away from selling these products because there is no subsequent recurring revenue stream associated with these products.

Cost of Sales

M2M hardware cost of sales increased 78% primarily due to including SkyBitz’s sales for the quarter.  As a percentage of M2M hardware product revenues, M2M hardware cost of sales was 70% for the first six months of fiscal 2012 compared to 69% for the first six months of fiscal 2011. This increase of 1% is primarily due to increase in sales volume.  Gross margin for M2M hardware was 30% in the first six months of fiscal 2012 as compared to 31% in the same period of fiscal 2011.  The increase is attributable to increased cost of sales.

 M2M service cost of sales decreased 7% primarily due a reduction in the cost of providing monitoring services. Telular has successfully migrated its subscriber base to a new cellular carrier that has reduced rates based on volume.  The reduction of costs related to this migration began in the third quarter of fiscal 2011. Gross margin for M2M services was 72% in the first six months of fiscal 2012 compared to 61% in the same period of fiscal 2011. This increase was primarily due to the cost of providing monitoring services described above.

Operating Expenses

			Change		% of Revenues
	2012	2011	Amount	Percentage	2012	2011

Engineering and development	$3,317	$2,236	$1,081	48%	10%	9%
Selling and marketing	4,484	3,481	1,003	29%	13%	14%
General and administrative	5,518	3,905	1,613	41%	16%	16%
	$13,319	$9,622	$3,697		39%	39%

Engineering and Development

The increase of $1,081 in engineering and development was primarily due to including SkyBitz of $657 and the following increases in engineering development expenses for Telular and TankLink:
•    $273 of salary and benefits related expenses primarily due to increased headcount;
•    $71 of prototype materials and testing services;
•    $56 of outside consulting services; and,
•    $24 of travel and facility expenses.

Selling and Marketing

The increase in selling and marketing of $1,003 was primarily due to including SkyBitz of $891 and the following:
•	$173 of third-party agent commissions
•	$132 of marketing expenses related to trade shows, advertising and special promotion activities; and,
•	$39 of travel expenses.
Offsetting these increases were decreases of $185 related to an earnout provision contained in the Agreement between Telular and SmartLogix for the purchase of the SMARTank business unit and $47 in various other expenses.

General and Administrative

The increase in general and administrative expenses of $1,613 was primarily due to including $1,835 of SkyBitz’s general and administrative expenses, offset by the following:
•	$387 decrease in payroll expenses related to a special bonus paid in the first quarter of fiscal 2011 to holders of stock options in conjunction with the payment of a one-time dividend of $1.00 per share. This special bonus was paid to mitigate the dilutive effects to option holders of the special dividend. There was no such dividend paid fiscal 2012;

•	$328 decrease in professional fees primarily related to legal fees and directors compensation. Legal fees decreased as a result of Telular favorably settling a patent lawsuit in fiscal 2011. Directors’ compensation was higher in the first six months of fiscal 2011 as a result of the special bonus paid to holders of stock options mentioned above;
•	$281 increase in corporate development costs related to the SkyBitz acquisition;
•	$151 increase in amortization expense related to intangibles recorded as a result of the purchase of the SMARTank business unit; and
·	$61 increase in banks fees related to the new loan, credit card fees and various other terms.

Other Income

Other income for the six months ended March 31, 2012 decreased $285 compared to the same period of fiscal 2011. This decrease was primarily due to an increase in interest expense of $155 related to the Second Amended Loan Agreement with SVB entered into in connection with the purchase of SkyBitz on February 1, 2012 and a loss of interest income of $130. In the first six months of fiscal 2011 Telular received interest on the outstanding trade receivable from SmartLogix. This trade receivable was forgiven as part of the consideration for the purchase of the SMARTank business unit on January 7, 2011 from SmartLogix. Telular no longer received these interest payments in fiscal 2012.

Income Taxes

The provision for income taxes increased $74 to $1,671 for the six months ended March 31, 2012 as compared $1,597 for the same period of fiscal 2011 primarily due to an increase in taxable income.

LIQUIDITY

Management regularly reviews net working capital in addition to available cash to determine if it has enough cash to operate the business. On March 31, 2012, Telular had $10,147 of unrestricted cash and cash equivalents and working capital of $14,250, compared to cash and cash equivalents of $12,642 and working capital of $15,515 on September 30, 2011. On February 1, 2012, Telular executed the Second Amended Loan Agreement with.  Under the Second Amended Loan Agreement, Telular borrowed $30,000 in the form of a term loan which was applied as a portion of the cash consideration for the acquisition of SkyBitz. The term loan matures on February 1, 2017, the 5th anniversary of the amendment.  The loan requires quarterly payments of interest and principal, with annual principal amortization of 10%, 15%, 20%, 20% and 25% in each of the first five years, respectively, with the final 10% due on the maturity date.  At the closing of the SkyBitz acquisition, the interest rate was 3.1%. At the option of Telular, interest will be incurred based on a rate ranging from 2.25% to 2.75% (depending on the calculation of the senior leverage ratio) above the published LIBOR rates, or at a rate of .25% to .75% above the Prime interest rate.  Under the Second Amended Loan Agreement, Telular is required to comply with certain financial covenants such as maintaining a maximum senior leverage ratio and a minimum fixed charge coverage ratio.  The loan is secured by substantially all of the assets of Telular. At March 31, 2012 the outstanding loan balance was $30,000 and Telular was in compliance with all financial covenants. As of March 31, 2012, $338 of loan fees and related costs were paid by Telular and are being amortized over the term of the loan.

Telular expects to continue generating significant cash flows from operations in fiscal 2012. As a result, Telular has substantial flexibility to meet its financial commitments, including dividends, debt servicing requirements and contractual obligations, with cash generated from operating activities.

Operations

Telular generated $4,803 of cash from operations during the first six months of fiscal year 2012 compared to cash generated of $7,912 during the same period of fiscal year 2011. The components of cash generated for the first six months of fiscal 2012 are as follows:

$(901)	The increase in trade accounts receivable is due primarily to the timing of customer payments and increased sales volume.
(65)	The increase in inventory reflects Telular's incremental build-up to support sales growth.
1,143
Trade accounts payable primarily consists of amounts due to Telular's contract manufacturers. The increase reflects increased purchases from our contract manufacturers, mostly during the last month of the quarter. These vendors have extended payments terms, thereby increasing the overall trade accounts payable balance at March 31, 2012.

(1,387)
The decrease in accrued liabilities was primarily due to payments made during the first quarter for bonuses earned in fiscal 2011, a decrease in accrued legal fees due to the successful settlement of a patent infringement lawsuit and the decrease in certain accrued monitoring service provider fees.

3,691
Non-cash expenses: $1,346 amortization expense; $739 from stock based compensation; $663 depreciation expense; $922 increase in deferred tax provision related to decreases in deferred tax assets; and $21 loss on disposal of operating assets.

(474)	Net cash used by other working capital items, primarily prepaid expenses related to trade shows.
2,796	Income from continuing operations; cash provided.
$4,803	Total cash provided by continuing operations

Investing Activities

Investing activities used $43,353 of cash for the first six months of fiscal 2012: $42,783 for the acquisition of SkyBitz and $570 for the acquisition of capital equipment. This compares to cash used by investing activities of $8,510 for the same period of fiscal 2011: $7,921 for the acquisition of the SMARTank business unit and $589 for the purchase of capital equipment.

Financing Activities

Financing activities generated $36,055 of cash for the first six months of fiscal 2012 consisting of:
●     $30,000 of proceeds from the new loan from SVB for the acquisition of SkyBitz;
●     $8,760 related to stock issued for the acquisition of SkyBitz;
●     $739 related to the exercise of stock options;
●     Less $3,444 of dividends paid during the period.
Financing activities used $17,638 of cash for the first six months of fiscal 2011 primarily for dividends paid during the period, including the one-time special dividend of $1.00 per share, net of cash proceeds received for the exercise of stock options.

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

Telular recognizes revenue and associated costs from hardware unit sales at the time of shipment of products which is when title transfers. Hardware unit discounts are recorded as a reduction in revenue in the same period that the revenue is recognized.  Telular offers customers the right to return hardware units that do not function properly within a limited time after delivery, see “Reserve for Warranty” below. Telular continuously monitors and tracks such hardware unit returns and records a provision for the estimated amount of such future returns, based on historical experience.  While such returns have historically been within expectations, Telular cannot guarantee that it will continue to experience the same return rates that it has experienced in the past.  Any significant increase in hardware unit failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize.

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

Allowance for Doubtful Accounts

Telular maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payment for products and services.  Telular evaluates the collectibility of customer receivables by considering the payment history and the financial stability of its customers.  If Telular believes that an account receivable may not be collected, a charge is recorded to the allowance account. At March 31, 2012 and September 30, 2011, the allowance for doubtful accounts related to trades accounts receivable was $390 and $39, respectively. The increase in the allowance is attributable to the inclusion of SkyBitz’s allowance for doubtful accounts and identifiying certain customers who have outstanding  accounts receivable balances that are significantly past due.

Reserve for Obsolescence

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Telular currently considers inventory quantities greater than a one-year supply based on current year activity, to be excess unless that inventory has alternative uses. Telular also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At March 31, 2012, and September 30, 2011, the inventory reserves were $544 and $649, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Reserve for Warranty

Telular maintains a reserve for products that are returned within Telular’s warranty period due to inoperability. Telular has different warranty periods for its different product groups: the security monitoring products have a 24 month warranty period; the tank monitoring products have a 12 month warranty period; and, the terminal products have a 15 month warranty period. Significant management judgment is required to determine the warranty reserve. Telular utilizes historical information regarding units returned within the appropriate warranty period and the costs incurred to repair returned units. Telular then estimates required warranty reserves for future products that may be returned. At March 31, 2012 and September 30, 2011, the warranty reserve was $1,861 and $115, respectively.

Goodwill and Intangible Assets

Telular evaluates the fair value and recoverability of the goodwill at least annually or whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. In determining fair value and recoverability, Telular makes projections regarding future cash flows. These projections are based on assumptions and estimates of:
•      growth rates for net revenues, cost of sales and operating expenses for the monitoring and asset tracking businesses:
•      anticipated future economic conditions:
•      the assignment of discount rates relative to risk associated with companies in similar industries: and,
•      estimates of terminal values.

An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount. As of March 31, 2012 and September 30, 2011, goodwill was not impaired.

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

In evaluating the ability to recover its deferred tax assets, Telular considers all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In estimating future taxable income, Telular developed assumptions including the amount of future federal and state pre-tax operating income, the reversal of temporary differences, the utilization of net operating loss (“NOL”) carryforwards to offset taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates Telular is using to manage the underlying business.

Telular has recorded significant valuation allowances that are intended to be maintained until it is more likely than not the deferred tax asset will be realized. The current valuation allowance of $5,709 is primarily for state NOLs that will expire before they can be realized.  The realization of the remaining deferred tax assets is primarily dependent on future taxable income in the appropriate state jurisdiction.  Significant factors that could negatively impact Telular’s determination of the recognition of the net deferred tax assets would be changes in the ownership of Telular and changes in tax laws and rates.  Based on Internal Revenue Code Section 382 (“Section 382”), changes in the ownership of Telular may limit the utilization of NOL carryforwards Any Section 382 limitation may require that Telular record an additional valuation allowance against its deferred tax assets. Management is not aware, at this time, of any such ownership changes for Telular that would have a negative impact on the recognition of the net deferred tax assets. Any reduction in future taxable income may require that Telular record an additional valuation allowance against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a material impact on Telular’s future earnings. Management performed a preliminary Section 382 analysis of SkyBitz’s NOLs. SkyBitz had approximately $44,781 of NOLs that were subject to three distinct Section 382 limitations; two of which preceded Telular’s acquisition of SkyBitz, the third limitation was a result of Telular’s acquisition. Approximately, $11,631 of SkyBitz’s NOLs would expire unused as a result of the pre-Telular acquisition limitations.  These expiring NOLs were not recorded as part of the purchase. It was determined that the limitation as a result of the acquisition would not cause a reduction in the utilization of SkyBitz’s remaining NOLs, approximately $33,150. Accordingly, a deferred tax asset was recorded for these NOLs. A final determination on the utilization of SkyBitz’s NOLs will be performed after their final tax return as an unconsolidated entity is filed.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.  The State of Illinois increased its corporate income tax rate from 7.3% to 9.5% in January 2011. The State also suspended the use of NOLs to offset current taxable income for three years. Telular implemented a tax strategy that would lower taxable income apportioned to Illinois, thereby lowering the current state tax payable. This strategy reduced Telular’s estimated use of future NOLs in Illinois, resulting in the increase in the valuation allowance against the net deferred tax assets which increased Telular’s deferred tax provision.

In December 2011, the State of Illinois passed tax legislation allowing for the utilization of $100 of NOLs per year for the period over which the State suspended use of NOLs.

Under the uncertain tax position provisions of ASC 740, Income Taxes, Telular would recognize liabilities for tax issues in the U.S based on Telular’s estimate of whether, and the extent to which, additional taxes will be due.  These tax liabilities would be recorded in income taxes in the Consolidated Balance Sheets.  As of March 31, 2012, Telular has no uncertain tax positions recorded in its financial statements.

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

Changes In Internal Control Over Financial Reporting

Telular acquired SkyBitz on February 1, 2012.  Telular began to integrate SkyBitz into its internal control over financial reporting structure subsequent to the acquisition date.  As such, there have been changes during the three and six months ended March 31, 2012 associated with the continued establishment and implementation of internal control over financial reporting with respect to SkyBitz.

During the quarter ended March 31, 2012, there were no other changes in Telular’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, which have materially affected, or are reasonably likely to materially affect, Telular’s internal control over financial reporting.

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

For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see discussion of risk factors set forth in Item 1A of both our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, each previously filed with the SEC and hereby incorporated by reference.  At March 31, 2012, there have been no material changes to the risk factors set forth in both our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Accordingly, any such representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

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

Telular Corporation

Date	May 10, 2012	By:	/s/ Joseph A. Beatty
Joseph A. Beatty
President and Chief Executive Officer

Date	May 10, 2012		/s/ Jonathan M. Charak
Jonathan M. Charak
Chief Financial Officer

Date	May 10, 2012		/s/ Robert Deering
Robert Deering
Controller and Chief Accounting Officer