Form 10-Q
period 2012-06-30
TELULAR CORP
filed 2012-08-09
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended June 30, 2012

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

Yes X      No

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
Yes     No X

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, as of July 27, 2012, the latest practicable date, was 16,679,823 shares.

TELULAR CORPORATION

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,077	$12,642
Trade accounts receivable, net	10,645	5,859
Inventories, net	6,573	3,005
Deferred taxes, net	767	672
Prepaid expenses and other current assets	997	465
Total current assets	30,059	22,643

Property and equipment, net	3,318	2,282
Other assets:
Goodwill	20,047	7,502
Intangible assets, net	24,103	3,469
Long term deferred taxes, net	33,794	31,839
Other	424	69
Total other assets	78,368	42,879
Total assets	$111,745	$67,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$5,244	$2,916
Accrued liabilities	6,918	4,212
Income taxes payable	96	-
Current portion of long term debt	3,375	-
Total current liabilities	15,633	7,128

Long term debt	25,875	-
Other long term liabilities	46	249
Total long term liabilities	25,921	249
Total liabilities	41,554	7,377

Stockholders' equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 21,256,736 and 19,712,493 shares issued at June 30, 2012 and September 30, 2011, respectively	212	197
Additional paid-in capital	192,210	181,266
Dividends	(26,721)	(21,248)
Accumulated deficit	(85,937)	(90,215)
Treasury stock, at cost; 4,577,163 shares at June 30, 2012 and September 30, 2011, respectively	(9,573)	(9,573)
Total stockholders' equity	70,191	60,427
Total liabilities and stockholders' equity	$111,745	$67,804

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue
M2M service revenue	$13,310	$7,987	$33,014	$23,091
M2M hardware sales	9,399	4,347	22,416	11,708
Subtotal M2M	22,709	12,334	55,430	34,799
Other product sales	190	490	968	2,607
Total revenue	22,899	12,824	56,398	37,406

Cost of sales
M2M service cost of sales	3,557	2,543	9,022	8,416
M2M hardware cost of sales	7,040	2,856	16,152	7,963
Subtotal M2M	10,597	5,399	25,174	16,379
Other product cost of sales	177	456	1,159	2,469
Total cost of sales	10,774	5,855	26,333	18,848

Gross margin	12,125	6,969	30,065	18,558

Operating expenses
Engineering and development expenses	2,117	1,122	5,434	3,358
Selling and marketing expenses	3,236	1,970	7,720	5,451
General and administrative expenses	4,128	1,587	9,646	5,492
Total operating expenses	9,481	4,679	22,800	14,301

Income from operations	2,644	2,290	7,265	4,257
Other income (expense), net	(226)	-	(380)	131
Income from continuing operations before income taxes	2,418	2,290	6,885	4,388
Provision for income taxes	936	255	2,607	1,852
Net income	$1,482	$2,035	$4,278	$2,536

Income per common share:
Basic	$0.09	$0.14	$0.27	$0.17
Diluted	$0.08	$0.13	$0.25	$0.16

Weighted average number of common shares outstanding:
Basic	16,630,662	15,072,061	15,942,938	15,008,214
Diluted	17,603,574	16,017,257	16,912,092	15,868,051

Dividends paid per share of common stock	$0.11	$0.10	$0.33	$1.29

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)
(Unaudited)

	Common Stock and Additional Paid-In Capital			Accumulated	Treasury Stock		Total Stockholders'
	Amount	Shares	Dividends	Deficit	Amount	Shares	Equity

Balance at September 30, 2011	$181,463	19,712	$(21,248)	$(90,215)	$(9,573)	(4,577)	$60,427

Comprehensive and Net Income	-	-	-	4,278	-	-	4,278
Stock based compensation expense	1,115	-	-	-	-	-	1,115
Stock issued:
Purchase of SkyBitz	8,687	992	-	-	-	-	8,687
Options exercised	3,733	770	-	-	-	-	3,733
Stock withheld for strike price and taxes on options exercised	(2,652)	(315)	-	-	-	-	(2,652)
Restricted stock units converted	-	112	-	-	-	-	-
Stock withheld for taxes on restricted stock conversions	(82)	(14)	-	-	-	-	(82)
Dividends paid	-	-	(5,315)	-	-	-	(5,315)
Dividend equivalent units issued	158	-	(158)	-	-	-	-

Balance at June 30, 2012	$192,422	21,257	$(26,721)	$(85,937)	$(9,573)	(4,577)	$70,191

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine months ended June 30,
	2012	2011
Operating Activities:
Net income	$4,278	$2,536
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	1,069	771
Amortization	2,913	519
Stock based compensation expense	1,115	1,347
Loss on disposal of operating assets	27	10
Deferred income taxes	1,559	1,676
Changes in assets and liabilities, net of the effects of acquisition:
Trade accounts receivable	(1,080)	1,505
Inventories	(1,980)	1,120
Prepaid expenses and other assets	398	(565)
Trade accounts payable	1,056	(16)
Accrued liabilities	(786)	994
Income Taxes Payable	96	68
Net cash provided by operating activities	8,665	9,965

Investing Activities:
Acquisition of property and equipment	(856)	(685)
Purchase of SmartTank	-	(7,921)
Purchase of SkyBitz	(42,855)	-
Net cash used in investing activities	(43,711)	(8,606)

Financing Activities:
Proceeds from the exercise of stock options	859	362
Payment of dividends	(5,315)	(19,386)
Proceeds from bank loan	30,000	-
Payment of bank loan	(750)	-
Stock issued for purchase of SkyBitz	8,687	-
Net cash provided by (used in) financing activities	33,481	(19,024)

Net decrease in cash and cash equivalents	(1,565)	(17,665)

Cash and cash equivalents, beginning of period	12,642	27,678
Cash and cash equivalents, end of period	$11,077	$10,013

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30. 2012
(Unaudited, in thousands, except share data)

1.            Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2012. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2011. The amounts presented herein are in U.S. dollars and are in thousands, except for per share information.

2.            Summary of Significant Accounting Policies

Financial Instruments
Financial instruments that potentially subject Telular Corporation (“Telular”) to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable, trade accounts payable and bank borrowings. The credit risks related to cash and cash equivalents are limited to Telular’s investments of cash in money market funds and the possibility that the per-unit value of these funds may decline below $1.00.  As of June 30, 2012 and September 30, 2011, the per-unit value of these funds was $1.00.

	June 30 2012	September 30, 2011

Cash	$10,994	$12,559
Money market funds	83	83
Total cash and cash equivalents	$11,077	$12,642

At June 30, 2012 and September 30, 2011, the majority of Telular’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank (“SVB”).  All funds in Telular’s non-interest bearing deposit account are currently fully insured by the FDIC. Telular regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments.  Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising Telular’s customer base. For international sales, Telular generally receives payment in advance of shipment or irrevocable letters of credit that are confirmed by U.S. banks. Telular performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible. Credit risks associated with trade accounts payable are limited due to the following: (1) a significant amount of Telular’s purchases are from its contract manufactures with whom it has agreements; (2) substantially all of Telular’s significant purchases are done with accepted purchase orders and (3) substantially all of Telular’s payments to its vendors are made in U.S. currency. In determining the fair value of its financial instruments, Telular uses Level 1 guidance in which quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
 (Unaudited, in thousands, except share data)

Earnings Per Share
Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate to the assumed exercise of stock options and warrants and the assumed conversion of restricted stock units..

 The following table reconciles the dilutive effect of common stock equivalents:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Common Shares:
Basic weighted average common shares outstanding	16,630,662	15,072,061	15,942,938	15,008,214
Dilutive effect of stock options	610,935	653,320	666,334	628,596
Dilutive effect of restricted stock units	361,977	291,876	302,820	231,241
Dilutive effect of warrants	-	-	-	-
Total	17,603,574	16,017,257	16,912,092	15,868,051

Net Income	$1,482	$2,035	$4,278	$2,536

Income per common share:
Basic	$0.09	$0.14	$0.27	$0.17
Diluted	$0.08	$0.13	$0.25	$0.16

The following stock options, restricted stock units and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Stock options	15,000	449,200	186,500	461,700
Restricted stock units	5,679	-	9,244	707
Warrants	50,000	50,000	50,000	50,000
	70,679	499,200	245,744	512,407

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Also on November 8, 2011, Telular made a final determination of the performance measures related to the PSUs issued to officers and employees on February 1, 2011.  As a result, an additional 3,177 PSUs were issued to officers and employees. These PSUs were valued at $21 and include the true-up of dividend equivalent units (“DEUs”) valued at $1.

On November 29, 2011 in conjunction with the payment of Telular’s regular quarterly dividend, Telular issued 7,146 DEUs to director and employee holders of restricted stock units and PSUs. These DEUs were valued at $51 and were recorded as a dividend on common stock.

On January 31, 2012 Telular awarded 26,915 RSUs to directors, valued at $225, based on the price of Telular’s common stock on the date of issuance.  The RSUs will vest over a one year period and the cost will be taken as a charge to operating expenses on a pro-rata basis over the vesting period.

On February 1, 2012, Telular awarded 46,800 PSUs to officers and employees of SkyBitz, Inc. (“SkyBitz”).  The PSUs were valued at $410 based on the price of Telular’s common stock on the date of issuance.  The PSUs will be earned based on the level of achievement of targeted Adjusted EBITDA over the nine months ended September 30, 2012 and will vest ratably from the grant date through September 30, 2014.  The cost of these PSUs will be taken as a charge to operating expenses on a pro-rata basis over the vesting period. At September 30, 2012, the level of achievement of the performance measures will be determined and the actual amount of PSUs earned will be finalized.  Subsequent to issuance of the grant, 1,400 PSUs valued at $12 were cancelled during the second quarter, and 11,700 PSUs valued at $102 were cancelled during the third quarter.

On February 21, 2012 in conjunction with the payment of Telular’s regular quarterly dividend, Telular issued 6,725 DEUs to director and employee holders of RSUs and PSUs. These DEUs were valued at $53 and were recorded as a dividend on common stock. During the third quarter 161 DEUs were cancelled at a value of $1.

On May 1, 2012 Telular awarded 15,000 stock options and 12,065 PSUs. Telular valued the stock options granted at $40 using the Black-Scholes valuation method. The PSUs were valued at $110 based on the price of Telular’s common stock on the date of issuance. The stock options will vest over a three-year period and the cost will be taken as a charge to operating expenses over the vesting period.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited, in thousands, except share data)

The PSUs will be earned based on the level of achievement of certain fiscal 2012 performance measures and will vest ratably from the grant date through September 30, 2014. 1,375 of the PSUs were granted to Telular employees and performance measures match those for the PSUs granted on November 8, 2011.  The remaining 10,690 PSUs were granted to SkyBitz employees and the performance measures match those for the PSUs granted on February 1, 2012.  The cost of these PSUs will be taken as a charge to operating expenses on a pro-rata basis over the vesting period. At September 30, 2012, the level of achievement of the performance measures will be determined and the actual amount of PSUs earned will be finalized.

Also on May 1, 2012, Telular awarded 3,300 RSUs to directors, valued at $30, based on the price of Telular’s common stock on the date of issuance.  The RSUs will vest over a nine-month period and the cost will be taken as a charge to operating expenses on a pro-rata basis over the vesting period.

On May 22, 2012, in conjunction with the payment of Telular’s regular quarterly dividend, Telular issued 7,494 DEUs to director and employee holders of RSUs and PSUs. These DEUs were valued at $56 and were recorded as a dividend on common stock. Subsequent to this grant, 155 DEUs were cancelled at a value of $1.

Telular recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Stock based compensation:
Stock options	$90	$76	$335	$322
Restricted stock	286	259	780	550
Common stock	-	-	-	475
	$376	$335	$1,115	$1,347

Fair Value of Financial Instruments
At June 30, 2012 and September 30, 2011, Telular’s financial instruments included cash and cash equivalents, accounts receivable, accounts payable and bank borrowings. The carrying values reported in the consolidated balance sheet for these financials instruments approximate their fair value because of their short maturities.

Warranty
Telular provides warranty coverage for a period of 12 months on its tank monitoring and asset tracking equipment, 15 months on terminal products and 24 months on event monitoring products from the date of shipment.  A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.

The following table is a summary of Telular’s accrued warranty obligations;

	Nine Months Ended June 30,
	2012	2011

Balance at the beginning of the period	$115	$95
Opening balance from acquisition during the period	1,677	-
Warranty expense during the period	199	165
Warranty payments made during the period	(291)	(184)
Balance at the end of the period	$1,700	$76

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
 (Unaudited, in thousands, except share data)

Segment Reporting
Telular reports segment information based on the “management” approach.  The management approach designates the internal reporting used by management for making decisions regarding resource allocations and assessing performance as the source of Telular’s reportable segments. Information about Telular’s major customers and geographic areas is also disclosed.

Dividends and Common Stock Issued
In November 2011, Telular declared a regular quarterly dividend of $0.11 per share of common stock payable on November 29, 2011 to shareholders of record on November 22, 2011. In connection with the distribution of the dividends, Telular issued DEUs to director and employee holders of RSUs at a total value of $51. The DEUs were then converted to RSUs at a per-unit value of $7.09, which represented the average of the high and low selling prices of Telular common stock traded on the dividend payment date of November 29, 2011. Telular paid $1,670 for the cash dividend and issued 7,146 RSUs.

In February 2012, Telular declared a regular quarterly dividend of $0.11 per share of common stock payable on February 21, 2012 to shareholders of record on February 14, 2012. In connection with the distribution of the dividends, Telular issued DEUs to director and employee holders of RSUs at a total value of $53. The DEUs were then converted to RSUs at a per-unit value of $7.91, which represented the average of the high and low selling prices of Telular common stock traded on the dividend payment date of February 21, 2012. Telular paid $1,774 for the cash dividend, recorded a dividend payable of $38 and issued 6,725 RSUs.

In May 2012, Telular declared a regular quarterly dividend of $0.11 per share of common stock payable on May 22, 2012 to shareholders of record on May 15, 2012. In connection with the distribution of the dividends, Telular issued DEUs to director and employee holders of RSUs at a total value of $53. The DEUs were then converted to RSUs at a per-unit value of $7.41, which represents the average of the high and low selling prices of Telular common stock traded on the dividend payment date of May 22, 2012. Telular paid $1,834 for the cash dividend and issued 7,494 RSUs.

Recently Issued Accounting Pronouncements
In the third quarter of fiscal 2012, there were no accounting standard updates that affected Telular.

3.            Business Combinations

SkyBitz Acquisition
On February 1, 2012, Telular purchased 100% of the capital stock of SkyBitz. SkyBitz provides mobile resource management solutions focusing on over-the-road tracking via satellite. SkyBitz’s satellite-based technology provides real-time visibility of many asset types, including truck trailers, intermodal containers, sea-going containers, rail cars, power generators and rental equipment.  The purchase was accounted for using the purchase method in accordance with ASU: Business Combinations (Topic 805), (“ASU 805”). Under the terms of the agreement, Telular paid consideration of approximately $42,855, comprised of $34,168 in cash and 991,626 shares of Telular’s common stock, valued at approximately $8,687. The cash portion of the consideration was funded with a $30,000 five-year term loan from SVB and approximately $4,168 from Telular’s cash on hand.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
 (Unaudited, in thousands, except share data)

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash and cash equivalents	$2,334
Accounts receivable	3,706
Inventories, net	1,589
Deferred tax assets - current	796
Other current assets	667
Property and equipment, net	1,276
Customer relationships	9,080
Developed technology	6,130
Tradenames and trademarks	2,730
Backlog	5,560
Other long term assets	48
Deferred tax assets - long term	12,989
Goodwill	12,545
Total assets acquired	59,450

Accounts payable	1,272
Accrued liabilties	4,853
Deferred revenue	280
Deferred tax liabilities - long term	10,176
Other long term liabilities	14
Total liabilities assumed	16,595
Net assets acquired	$42,855

The goodwill associated with the acquisition of SkyBitz is not deductible for income tax purposes.

The following summarized unaudited pro forma financial information for the full year ended September 30, 2011 and the nine months and three months ended June 30, 2012, assumes the acquisition occurred as of October 1, 2010 and October 1, 2011, respectively:

	Twelve Months Ended	Nine Months Ended
	September 30, 2011	June 30, 2012	June 30, 2011

Net revenues	$85,297	$69,116	$63,237
Net income	$3,593	$4,756	$825
Basic income per common share	$0.22	$0.28	$0.05
Diluted income per common share	$0.21	$0.27	$0.05

	Three Months Ended
	June 30, 2012	June 30, 2011

Net revenues	$22,899	$22,038
Net income	$1,482	$1,467
Basic income per common share	$0.09	$0.09
Diluted income per common share	$0.08	$0.09

Telular purchased SkyBitz on February 1, 2012.  The financial results of its operations were fully consolidated with Telular’s results of operations for the months of February and March in the second quarter of fiscal 2012 and for all of the third quarter of fiscal 2012.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited, in thousands, except share data)

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

Pursuant to the Asset Purchase Agreement (the “Agreement”), the aggregate purchase price was $7,921, which consisted of: $2,294 of cash paid directly to SmartLogix, $4,484 applied to the existing trade receivable balance due to TankLink from SmartLogix, and $1,143 of accrued earn-outs.  Under the Agreement, Telular agreed to purchase certain net working capital assets for cash, such as trade accounts receivables, inventory, leased monitoring equipment, and trade accounts payable and deferred revenue.  The total value of the net working capital of approximately $678 is included in the total cash paid to SmartLogix.  Pursuant to an earn-out provision contained in the Agreement, SmartLogix has the ability to earn a total of $2,400 over a two year period depending on the future performance of SMARTank.  Changes in the estimates of the amount of earn-outs that may be paid are taken to operations. At June 30, 2012 the accrued earn-outs totaled $291 and represent Telular’s best estimate of the actual amount of this future liability.

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
June 30, 2012
 (Unaudited, in thousands, except share data)

4.            Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit.  An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services.  Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	June 30, 2012	September 30, 2011

Trade receivables	$11,037	$5,898
Less: allowance for doubtful accounts	(392)	(39)
	$10,645	$5,859

The allowance for doubtful accounts increased by $353 primarily as a result of including SkyBitz’s allowance for doubtful accounts and identifiying certain customers who have outstanding  accounts receivable balances that are significantly past due.

5.            Inventories

Inventories consist of the following:

	June 30, 2012	September 30, 2011

Raw materials	$1,001	$1,559
Finished goods	6,197	2,095
	7,198	3,654
Less: reserve for obsolescence	(625)	(649)
	$6,573	$3,005

The reserve for obsolescence decreased  by $24 due to the following:
•	$660 of disposal of parts that were no longer being used for the production of current finished goods, decreasing the reserve for obsolescence;
•	$336 the inclusion of SkyBitz’s reserve for obsolescence; and,
•	$300 of additional reserve for anticipated excess and obsolete inventory.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
 (Unaudited, in thousands, except share data)

6.            Property and Equipment

Property and equipment consists of the following:

	June 30, 2012	September 30, 2011

Furniture and fixtures	$317	$108
Computer equipment	4,844	3,177
Machinery and equipment	7,845	3,769
Leasehold improvements	728	461
Product certification costs	615	546
	14,349	8,061
Less accumulated depreciation and amortization	(11,031)	(5,779)
Property and equipment, net	$3,318	$2,282

7.            Goodwill and Intangible Assets

Goodwill balances as of June 30, 2012 and September 30, 2011 are as follows:

Balance at September 30, 2011	$7,502
Additional goodwill	12,545
Impairment of goodwill	-
Balance at June 30, 2012	$20,047

The increase in goodwill is attributable to Telular’s acquisition of SkyBitz. Telular evaluates the fair value and recoverability of the goodwill annually during Telular’s third quarter or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. During the third quarter of fiscal 2012, there were no events or changes in circumstances that would indicate that the carrying value of goodwill may not be recoverable.

During the first quarter of fiscal 2012, Telular incurred $7 of costs related to new patents. These costs are not complete, and therefore have not yet been amortized.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
 (Unaudited, in thousands, except share data)

Telular is amortizing its intangible assets over a period of 36 to 75 months.  The balances are as follows:

	Weighted Average	June 30, 2012			September 30, 2011
	Useful Life (in months)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Customer Relationships	70.6	$13,120	$(2,160)	$10,960	$4,040	$(971)	$3,069
Developed Technology	53.3	6,450	(851)	5,599	320	(192)	128
Backlog	36.0	5,560	(772)	4,788	-	-	-
Tradename	58.2	2,870	(350)	2,520	140	(96)	44
Patents & Trademarks	60.0	163	(34)	129	116	(18)	98
License Agreement	75.0	150	(53)	97	150	(35)	115
Non-Compete Agreement	36.0	20	(10)	10	20	(5)	15
Total intangible assets		$28,333	$(4,230)	$24,103	$4,786	$(1,317)	$3,469

As a result of the acquisition of SkyBitz, Telular recorded $23,500 of intangible assets consisting of $9,080 of customer relationships, $6,130 of developed technology, $5,560 of backlog and $2,730 of tradenames and trademarks. The amortization expense for the three months ended June 30, 2012 and 2011 was $1,567 and $223 respectively. Amortization expense for the nine months ended June 30, 2012 and 2011 was $2,913 and $519 respectively. Telular reviews for the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no events or changes in circumstances during the three months ended June 30, 2012 that would indicate that the carrying value of intangibles may not be recoverable.

Amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Fiscal Year
2012	$1,570
2013	6,254
2014	6,097
2015	4,461
2016	3,198
Thereafter	2,523
$24,103

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited, in thousands, except share data)
8.            Income Taxes

Telular has provided for income taxes based on U.S tax laws and rates. Deferred tax assets and liabilities are determined based on the difference between GAAP financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the three and nine months ended June 30, 2012 and 2011, income tax expense consisted of the following:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Current:
Federal	$194	$53	$837	$101
State	105	28	211	75
Current income tax provision	299	81	1,048	176

Deferred:
Federal	675	214	1,600	871
State	(38)	(40)	(41)	805
Deferred income tax provision	637	174	1,559	1,676
	$936	$255	$2,607	$1,852

The increase in Telular’s income tax expense for the three months ended June 30, 2012 over the corresponding period in 2011 is primarily due to an increase in non-deductible amortization expense related to the intangibles recorded as a result of the acquisition of SkyBitz. The increase in Telular’s income tax provision for the nine months ended June 30, 2012 over the corresponding period in 2011 is primarily due to increase in taxable income and the increase in non-deductible amortization expense related to the intangibles recorded as a result of the acquisition of SkyBitz.

The provision for income taxes differs from the amount obtained by applying the statutory rate as follows for the three and nine month periods ended June 30:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Provision for income taxes at statutory rate	34.0%	34.0%	34.0%	34.0%
Increases (decreases) in taxes resulting from:
Valuation allowance	0.0%	(28.9%)	0.0%	8.2%
Acquisition costs	0.6%	0.0%	1.1%	0.0%
Effect of state rate change	0.0%	0.0%	0.0%	(8.9%)
State taxes net of federal benefit	2.9%	7.3%	1.5%	7.7%
Other	1.2%	(1.3%)	1.3%	1.2%
	38.7%	11.1%	37.9%	42.2%

Telular recorded a tax provision of $936 for the three months ended June 30, 2012 as compared to a tax provision of $255 for the three months ended June 30, 2011, representing effective tax rates of 38.7% and 11.1% respectively. The difference between Telular’s effective tax rate and the 34% federal statutory rate in the current period is due primarily to the increase in state tax expense and the acquisition costs related to the purchase of SkyBitz which are not deductible for tax.  The difference between Telular’s effective tax rate and the 34% statutory rate for the three months ended June 30, 2011 is due primarily to the change in valuation allowance and state taxes. In January of 2011, Illinois raised its corporate income tax rate to 9.5% from 7.5% and suspended the utilization of net operating losses (“NOLs”) for three years. Telular adopted a tax strategy to minimize current tax liabilities to the State of Illinois. As a result of this strategy, and Illinois’ decision to suspend the utilization of NOLs, Telular determined that it would have to restore a portion of the previously reversed allowance it had against its net deferred tax assets related to state NOLs. Increasing the valuation allowance resulted in an increase in the deferred tax provision.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited, in thousands, except share data)

Telular recorded a tax provision of $2,607 for the nine months ended June 30, 2012 as compared to a tax provision of $1,852 for the same period of fiscal 2011, representing effective tax rates of 37.9% and 42.2%, respectively. The difference between Telular’s effective tax rate and the 34% federal statutory rate for the first nine months of fiscal 2012 is due primarily to the acquisition costs related to the purchase of SkyBitz which are not deductible for tax and the effect of state taxes and the effect of state tax expense. The difference between Telular’s effective tax rate and the 34% federal statutory rate for the first nine months of fiscal 2011 is primarily due to the effect the reinstatement of the valuation allowance for state NOLs and the change in the corporate income tax rate for the State of Illinois as discussed above.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of Telular’s deferred tax assets are as follows:

	June 30, 2012	September 30, 2011
Deferred tax assets:
Reserve for inventory obsolescence	$269	$231
Allowance for doubtful accounts	146	13
Fixed assets	98	5
Intangible assets	133	43
Non-cash compensation	1,479	1,698
Alternative minimum tax credits	434	324
Accrued liabilities	754	427
Deferred revenue net of deferred cost of sales	247	-
Net operating loss carryfowards	45,224	35,810
Other	217	1
Total deferred tax assets	49,001	38,552

Deferred tax liabilities:
Intangible assets	(8,278)	(282)
Fixed assets	(338)	(29)
Production certification costs	(113)	(118)
Total deferred tax liabilities	(8,729)	(429)
Net deferred tax asset	40,272	38,123
Less valuation allowance	5,711	5,612
Net deferred tax assets	$34,561	$32,511

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

Based on Internal Revenue Code Section 382, changes in the ownership of Telular may limit the utilization of NOLs of Telular. Telular has determined, as of June 30, 2012, that there are no limitations on the utilization of its NOLs.  SkyBitz was purchased on February 1, 2012.  SkyBitz, as a result of ownership changes prior to Telular’s acquisition, has two limitations on the utilization of its NOLs.  Telular’s acquisition has resulted in another limitation. Telular has made a preliminary assessment of the future utilization of SkyBitz’s NOLs. Approximately $11,631 of SkyBitz’s NOLs would expire unused as a result of its pre-Telular acquisition limitations. Telular estimates that there would be no further utilization limitations in the future.  Accordingly, a deferred tax asset was recorded only for those NOLs Telular believes it will be able to utilize.  Telular’s estimate may be revised subsequent to SkyBitz’s final tax return filing.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
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

Simultaneous with the acquisition of SkyBitz on February 1, 2012, Telular executed the Second Amended and Restated Loan and Security Agreement with SVB (the “Second Amended Loan Agreement”).  Under the Second Amended Loan Agreement, Telular borrowed $30,000 in the form of a term loan which was applied as a portion of the cash consideration for the acquisition of SkyBitz. The term loan matures on February 1, 2017, the 5th anniversary of the amendment.  The loan requires quarterly payments of interest and principal, with annual principal amortization of 10%, 15%, 20%, 20% and 25% in each of the first five years, respectively, with the final 10% due on the maturity date.  At the closing of the SkyBitz acquisition, the interest rate was 3.1%. At the option of Telular, interest will be incurred based on a rate ranging from 2.25% to 2.75% (depending on the calculation of the senior leverage ratio) above the published LIBOR rates, or at a rate of .25% to .75% above the Prime interest rate.  The interest rate was 3% as of June 30, 2012.The Second Amended Loan Agreement requires Telular to comply with certain financial covenants such as maintaining a maximum senior leverage ratio and a minimum fixed charge coverage ratio.  The loan is secured by substantially all of the assets of Telular. At June 30, 2012 the outstanding loan balance was $29,250 and Telular was in compliance with all financial covenants. As of June 30, 2012, $338 of loan fees and related costs were paid by Telular and are being amortized over the term of the loan.

10.           Commitments

Telular has entered into agreements with Speedy-Tech Electronics Ltd. (“Speedy”) and Creation Technologies Wisconsin Inc. (“Creation”) to manufacture final assemblies of Telular’s products.  Creation also provides fulfillment services to Telular.  The agreement with Speedy may be terminated upon 90 days prior written notice to either party. The agreement with Creation may be terminated upon six months prior written notice to either party.  Under both agreements, Telular has the right to offset amounts due to Telular against amounts owed to the respective vendor by Telular.  As of June 30, 2012, Telular had $4,053 and $1,005 in open purchase commitments with Speedy and Creation, respectively.  Telular, through SkyBitz, has entered into an agreement with Flextronics International Ltd (“Flextronics”) to manufacture final assemblies of SkyBitz’s products.  This agreement with Flextronics automatically renews annually for one-year terms. The agreement with Flextronics may be terminated by either party upon written notice delivered 90 days prior to renewal.  As of June 30, 2012, SkyBitz had $120 in open purchase commitments with Flextronics. Additionally, SkyBitz has entered into a five-year agreement with a key supplier to manufacture modems that are included in SkyBitz’s new line of products.  As of June 30, 2012, SkyBitz had no open commitments with this key supplier.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited, in thousands, except share data)

11.           Segment Information and Geographic Data

Telular reports segment information based on the “management” approach.  The management approach designates the internal reporting used by management for making decisions regarding resource allocations and assessing performance as the source of Telular’s reportable segments.

Telular manages its business primarily along distinct product functions. Accordingly, Telular has identified its reportable operating segments as Event Monitoring (“EM”) and Asset Tracking (“AT”). Both segments sell M2M products and monitoring services.  The EM segment focuses on products and services that monitor discrete events and reports those events utilizing cellular transceiver devices.  The AT segment provides mobile resource management solutions focusing on over-the-road tracking via satellite.

Telular evaluates the performance of its operating segments based on net sales, margins, net income before taxes and Adjusted EBITDA, a non-GAAP measure. Net sales are based on the types of products and services sold. Income before taxes for each segment includes net sales to third parties, related costs of sales, operating expenses directly attributable to the segment, expenses allocated from departments that perform services for each segment and other income and expenses directly attributable to the segment.  Costs excluded from segment income before taxes include the following: (1) certain corporate costs directly related to being a publicly traded company, such as exchange fees; (2) corporate costs incurred for the benefit of the consolidated entity, such as insurance, interest expense relate to corporate debt and directors’ expenses; (3) a portion of expenses related to corporate level employees, such as salaries and related benefits; and, (4) income taxes which are managed on a consolidated basis. There were no sales between segments and, therefore, there were no inter-segment revenues and profits to eliminate. Segment assets exclude cash and cash equivalents which are managed on a consolidated basis.

Summary information by operating reportable segment for the three and nine months ended June 30, 2012 is as follows:

	For the Three Months Ended June 30, 2012
	Event	Asset
	Monitoring	Tracking	Corporate	Total

Revenues	$14,194	$8,705	$-	$22,899

Net income (loss) before income taxes	3,909	(321)	(1,170)	2,418

Depreciation and amortization	499	1,474	-	1,973

Non-cash compensation	236	56	84	376

Property and equipment additions	272	14	-	286

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited, in thousands, except share data)

	For the Nine Months Ended June 30, 2012
	Event Monitoring	Asset Tracking	Corporate	Total

Revenues	$41,760	$14,638	$-	$56,398

Net income (loss) before income taxes	11,241	(909)	(3,447)	6,885

Depreciation and amortization	1,499	2,483	-	3,982

Non-cash compensation	730	109	276	1,115

Property and equipment additions	684	172	-	856

	As of June 30, 2012
	Event Monitoring	Asset Tracking	Corporate	Total

Identifiable assets	$53,568	$47,100	$11,077	$111,745

Telular exports its products to three regions around the world:  Central America / Latin America (“CALA”), Europe / Africa (“EA”) and Asia / Middle East (“AME”).  Export sales are summarized in the tables below:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2012 sales	$106	$-	$-	$106	$22,793	$22,899
Region's sales as % of total export sales	100.00%	0.00%	0.00%	100.00%
Region's sales as % of Total Telular sales	0.46%	0.00%	0.00%	0.46%	99.54%	100.00%

Fiscal 2011 sales	$30	$26	$17	$73	$12,751	$12,824
Region's sales as % of total export sales	41.10%	35.61%	23.29%	100.00%
Region's sales as % of Total Telular sales	0.24%	0.20%	0.13%	0.57%	99.43%	100.00%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
 (Unaudited, in thousands, except share data)

Nine Months Ended June 30, 2012 and 2011:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2012 sales	$142	$-	$-	$142	$56,256	$56,398
Region's sales as % of total export sales	100.00%	0.00%	0.00%	100.00%
Region's sales as % of Total Telular sales	0.25%	0.00%	0.00%	0.25%	99.75%	100.00%

Fiscal 2011 sales	$214	$30	$36	$280	$37,126	$37,406
Region's sales as % of total export sales	76.43%	10.71%	12.86%	100.00%
Region's sales as % of Total Telular sales	0.57%	0.08%	0.10%	0.75%	99.25%	100.00%

12.           Major Customers

For the three months ended June 30, 2012 and 2011, Telular derived approximately $5,090 (22%) and $4,750 (37%), respectively, of its total revenue from one customer located in the United States.

For the nine months ended June 30, 2012 and 2011, Telular derived approximately $14,930 (26%) and $14,231 (38%), respectively, of its total revenue from one customer located in the United States.

Trade accounts receivable from this customer totaled $2,438 at June 30, 2012 and $1,795 at September 30, 2011.

13.          Supplemental Disclosures of Cash Flow Information

	Nine Months Ended June 30,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$308	$-
Income taxes paid	$289	$247

Supplemental disclosure of non-cash investing and financing activities:
Dividend equivalent units awarded to holders of restricted common stock units - 21,229 and 55,333 shares, respectively	$158	$306
Restricted stock units converted to common stock - 98,192 and 0 shares, respectively	$-	$-

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
 (Unaudited, in thousands, except share data)

14.          Subsequent Events

On August 2, 2012, Telular announced the declaration of a regular quarterly dividend of $0.11 per share, payable on August 21, 2012 to shareholders of record at the close of business on August 14, 2012. Telular estimates the cost of this dividend to be approximately $1,835 depending on the number of shares outstanding at the time of the dividend.

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

Telular generates a majority of its revenue through the delivery of machine-to-machine (“M2M”) services such as event monitoring service and asset tracking through its Telguard, TankLink, and SkyBitz business lines. A portion of its revenue comes from the sale of specialty cellular hardware products designed by Telular for use exclusively with its M2M services. Telular's operating expense levels are based in large part on its expectations for its future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and Telular's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Item 1A of this Quarterly Report on Form 10-Q.

The market for Telular’s products is primarily in North America and consists of a number of vertical applications including Telguard security alarm conveyance; TankLink tank level monitoring; and, SkyBitz asset tracking. These markets are addressed primarily through indirect channels consisting of third party Value Added Resellers (“VARs”), distributors, representatives and agents along with in-house sales and customer support teams.  A direct sales model is utilized for certain large customers.  Fabrication of Telular’s products is accomplished through contract manufacturing. Contract manufacturers in China, Mexico, and the United States make and test all hardware products.

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

TankLink – The fiscal 2009 acquisition of TankLink Corp. brought Telular a successful wireless communicator product line for tank level monitoring. In early fiscal 2011, the acquisition of TankLink end-user accounts from our key value added reseller, SmartLogix, Inc., gave Telular more direct control over the TankLink end users as well as improved profitability. Enhancements to the TankLink software platform, TankData Online, have been made during 2011.  Telular plans to further enhance both the software platform and the hardware product during fiscal 2012 to  include a new hardware device which will be more suitable for smaller tank vessels and will operate on 3G/4G networks.

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

Economies of Scale –Telguard’s fully integrated end-to-end cellular solution is now utilized by over 592,300 individual subscribers, which helps to minimize costs on a per user basis.  This large customer base also reflects our significant experience and demonstrates credibility to the market.

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

UNIT SALES

During the third quarter of fiscal 2012, Telular sold approximately 46,500 billable M2M units, compared with approximately 25,800 billable M2M units for the same period in fiscal 2011. During the first nine months of fiscal 2012, Telular sold approximately 119,100 billable M2M units compared with approximately 69,700 billable M2M units for the same period in fiscal 2011. These increases were primarily a result of strong demand for Telguard’s new 3G/4G security products and the inclusion of SkyBitz in the total units sold beginning on February 1, 2012. Our Telguard subscriber base rose in the quarter to approximately 592,300 at June 30, 2012 from 589,100 subscribers at the end of the second quarter of fiscal 2012 and increased by 36,000 subscribers from a June 30, 2011 subscriber base of 556,300.  This increase was due primarily to a strong overall demand for our new Telguard 3G/4G products. We expect Telguard sales of between 25,000 and 35,000 units on a quarterly basis throughout fiscal 2012. Telular ended the third quarter of fiscal 2012 with combined billable M2M units of 808,600, compared to 577,500 for the same period of fiscal 2011, due in large part to the SkyBitz acquisition.

REVENUE TRENDS

Product sales have increased due to increased demand, the introduction of new 3G/4G security products and the inclusion of asset tracking products as a result of the purchase of SkyBitz.   Service revenues represented 58% of total sales in the third quarter of fiscal 2012 compared to 62% for the same period in fiscal 2011. Service revenues represented 59% of total sales in the first nine months of fiscal 2012 compared to 62% for the same period of fiscal 2011. On a consolidated basis, Telular ended the third quarter of fiscal 2012 with service average revenue per unit (“ARPU”) of $5.52 compared to $4.50, excluding SkyBitz, for the same period of fiscal 2011. SkyBitz was not part of Telular during that period.

RECENT DEVELOPMENTS

On February 1, 2012, Telular purchased 100% of the capital stock of SkyBitz. SkyBitz provides mobile resource management solutions focusing on over-the-road tracking via satellite. SkyBitz’s satellite-based technology provides real-time visibility of many asset types, including truck trailers, intermodal containers, sea-going containers, rail cars, power generators and rental equipment.  The purchase was accounted for using the purchase method. For further discussion of this acquisition, refer to “Note 3. Business Combinations” in the Notes to Consolidated Financial Statements.

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

On August 2, 2012, Telular announced the declaration of a regular quarterly dividend of $0.11 per share, payable on August 21, 2012 to shareholders of record at the close of business on August 14, 2012. Telular estimates the cost of this dividend to be approximately $1,835 depending on the number of shares outstanding at the time of the dividend.

RESULTS OF OPERATIONS
(in thousands except when referring to ARPUs, units or share data)

Third quarter fiscal year 2012 compared to third quarter fiscal year 2011

Revenues and Cost of Sales

			Change
	2012	2011	Amount	Percentage
Revenues by Segment:
Event monitoring	$14,194	$12,824	$1,370	11%
Asset tracking	8,705	-	8,705	>100%
Total revenues	$22,899	$12,824	$10,075	79%

			Change
	2012	2011	Amount	Percentage
Revenues
M2M service revenue	$13,310	$7,987	$5,323	67%
M2M hardware sales	9,399	4,347	5,052	116%
Subtotal M2M	22,709	12,334	10,375	84%
Other product sales	190	490	(300)	-61%
Total revenue	22,899	12,824	10,075	79%
Cost of sales
M2M service cost of sales	3,557	2,543	1,014	40%
M2M hardware cost of sales	7,040	2,856	4,184	146%
Subtotal M2M	10,597	5,399	5,198	96%
Other product cost of sales	177	456	(279)	-61%
Total cost of sales	10,774	5,855	4,919	84%
Gross margin	$12,125	$6,969	$5,156	74%

Revenues

Segment
Event Monitoring (“EM”) revenues increased 11% primarily due to a 14% increase in Telguard revenues and an 11% increase in TankLink revenues, offset by a decrease of 61% in our terminal revenues. Telguard revenues increased primarily as a result increased cellular penetration in the security market and demand for of the new 3G/4G products. Telular is the first to market with a 3G/4G cellular communicator in the security products space.  TankLink’s increase in revenues is primarily due to a stronger demand for tank measuring products.  The decrease in our terminal revenues reflects Telular’s reduced focus in this product line because there is no subsequent recurring revenue stream associated with these products.  Terminal products were approximately 0.8% of total revenue for the third quarter of fiscal 2012 as compared to 4% for the same period of fiscal 2011.

Telular purchased SkyBitz on February 1, 2012. There were no revenues in fiscal 2011 for the Asset Tracking (“AT”) segment.

Type
M2M service revenues increased 67% primarily due to the inclusion of SkyBitz during the full third quarter and an increase in billable units activated of 10,200 during the quarter as a result of stronger demand of new product offerings.

M2M hardware revenues increased 116% primarily due to the initial inclusion of SkyBitz. Telular sold approximately 46,500 monitoring and tracking hardware units during the third quarter of fiscal 2012, compared to 25,800 units during the same period of fiscal 2011. This increase was primarily due the addition of SkyBitz’s products to Telular’s revenues as a result of the purchase of SkyBitz in the second quarter and to stronger demand for our new 3G/4G security monitoring products.

Other product sales decreased 61% primarily due to overall decrease in demand for our terminal products.  Telular expects this decline to continue and has shifted its focus away from selling these products.

Cost of Sales

 M2M service cost of sales increased 40% primarily due to the inclusion of SkyBitz for the full third quarter.  Service cost of sales went up approximately $1,141 as a result of adding SkyBitz, offset with reductions to Telguard’s services cost of sales of approximately $127 due to the migration to a cellular carrier that has reduced rates. The reduction of costs related to this migration began in the third quarter of fiscal 2011. Gross margin for M2M services was 73% in the third quarter of fiscal 2012 compared to 68% in the second quarter of fiscal 2011.This increase in gross margin is primarily due an increase in customers with a higher ARPU.

M2M hardware cost of sales increased 146% primarily due to including SkyBitz’s sales for the full third quarter.  As a percentage of M2M hardware product revenues, M2M hardware cost of sales was 75% for the third quarter of fiscal 2012 compared to 66% for the third quarter of fiscal 2011. This increase of 9% is due to the costs incurred to re-configure existing inventory to 3G/4G products, increased costs to produce new 3G/4G products and a slight increase in AT unit costs. Gross margin for M2M hardware was 25% in the third quarter of fiscal 2012 as compared to 34% in the second quarter of fiscal 2011.  The decrease is attributable to reduced margins related to the terminal products and increase in M2M unit costs.

Operating Expenses

			Change		% of Revenues
	2012	2011	Amount	Percentage	2012	2011

Engineering and development	$2,117	$1,122	$995	89%	9%	9%
Selling and marketing	3,236	1,970	1,266	64%	14%	15%
General and administrative	4,128	1,587	2,541	160%	18%	12%
	$9,481	$4,679	$4,802		41%	36%

Engineering and Development

The increase of $995 in engineering and development was primarily due to including SkyBitz expenses for the full third quarter of $822 and the following increases in engineering development expenses for Telular and TankLink:
•	$163 of salary and related benefits attributable to increased engineering headcount; and,
•	$23 of outside services related to increased usage of engineering consultants for specific projects.

Offsetting these increases was a decrease of $13 of prototype materials and testing expenses.

Selling and Marketing

The increase in selling and marketing of $1,266 was primarily due to including SkyBitz expenses for the full third quarter of $1,229 and the following:
•
$72 increase in third-party services, including consultants, primarily due to a two-year servicing agreement with SmartLogix. SmartLogix is providing monthly customer support services in conjunction with Telular’s purchase of the SMARTank business unit from SmartLogix; and,

•	$26 increase in the earnout provision contained in the Agreement between Telular and SmartLogix for the purchase of the SMARTank business unit.
Offsetting these increases were decreases of $50 related to reduced expenditures during the period for advertising, trade shows and marketing materials and an $11 decrease in various other expenses.

General and Administrative

The increase in general and administrative expenses of $2,541 was primarily due to including SkyBitz expenses for the full third quarter of $2,490, of which $1,345 was an increase in amortization expense due to capitalized intangibles related to the acquisition and $852 of typical departmental expenses such as salaries and related benefits, professional fees, office expenses and a one-time severance charge of $293 and the following:
•	$69 increase in professional fees such as accounting, tax and consultants;
•	$46 increase in costs related to the acquisition of SkyBitz;
•	$19 increase in bank fees associated with the increased debt related to the SkyBitz acquisition; and,
•	$17 increase in costs related to NASDAQ fees and investor conferences.
Offsetting these increases was a $100 decrease in legal fees. Telular was able to successfully resolve a patent infringement lawsuit in fiscal 2011.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2012 increased $226 compared to the same period of fiscal 2011. This increase was primarily due to an increase in interest expense of $231 related to the Second Amended Loan Agreement with SVB entered into in connection with the purchase of SkyBitz on February 1, 2012 and an increase of $5 in interest income and other income.

Income Taxes

The provision for income taxes increased $681 to $936 for the third quarter of fiscal 2012 as compared to $255 for the same period of fiscal 2011 primarily due to the increase in non-deductible amortization expense related to the intangibles recorded as a result of the acquisition of SkyBitz.

First nine months of fiscal year 2012 compared to first nine months of fiscal year 2011

Revenues and Cost of Sales

			Change
	2012	2011	Amount	Percentage
Revenues by Segment:
Event monitoring	$41,760	$37,406	$4,354	12%
Asset tracking	14,638	-	14,638	>100%
Total revenues	$56,398	$37,406	$18,992	51%

			Change
	2012	2011	Amount	Percentage
Revenues
M2M service revenue	$33,014	$23,091	$9,923	43%
M2M hardware sales	22,416	11,708	10,708	91%
Subtotal M2M	55,430	34,799	20,631	59%
Other product sales	968	2,607	(1,639)	-63%
Total revenue	56,398	37,406	18,992	51%
Cost of sales
M2M service cost of sales	9,022	8,416	606	7%
M2M hardware cost of sales	16,152	7,963	8,189	103%
Subtotal M2M	25,174	16,379	8,795	54%
Other product cost of sales	1,159	2,469	(1,310)	-53%
Total cost of sales	26,333	18,848	7,485	40%
Gross margin	$30,065	$18,558	$11,507	62%

Revenues

Segment
EM revenues increased 12% primarily due to an 17% increase in Telguard revenues and a 21% increase in TankLink revenues offset, by a decrease of 63% in our terminal revenues. Telguard revenues increased primarily as a result of increased cellular penetration in the security market and demand for the new 3G/4G products. Telular is the first to market with 3G/4G technology in its Telguard security products.  TankLink’s increase in revenues is primarily due to a stronger demand for tank measuring products, and the inclusion of incremental revenue resulting from the acquisition of the SMARTank business unit from SmartLogix in January 2011.  The decrease in our terminal revenues reflects Telular’s reduced focus in this product line because there is no subsequent recurring revenue stream associated with these products.  Terminal products were approximately 2% of total revenue for the first nine months of fiscal 2012 as compared to 7% for the same period of fiscal 2011.

Telular purchased SkyBitz on February 1, 2012. There were no revenues in fiscal 2011 for the AT segment.

Type
M2M service revenues increased 43% primarily due to due to the inclusion of SkyBitz during the period as well as an increase in active billable units and ARPU during the first nine months of fiscal 2012. Telular ended the third quarter of fiscal 2012 with total Telguard subscribers of 592,300 units with an ARPU of $4.37 compared to 556,300 billable units with an ARPU of $4.20 for the third quarter of fiscal 2011.

M2M hardware revenues increased 91% primarily due to the initial inclusion of SkyBitz. Telular sold approximately 119,100 billable M2M units during the first nine months of fiscal 2012, compared to 69,700 units during the same period of fiscal 2011. This increase was primarily due the addition of SkyBitz’s products to Telular’s revenues as a result of the purchase of SkyBitz during the second quarter and to stronger demand for our new 3G/4G security monitoring products.

Other product sales decreased 63% primarily due to overall decrease in demand for our terminal products.  Telular expects this decline to continue and has shifted its focus away from selling these products because there is no subsequent recurring revenue stream associated with these products.

Cost of Sales

 M2M service cost of sales increased 7% primarily due additional monitoring units   Telular has successfully migrated its subscriber base to a new cellular carrier that has reduced rates based on volume, mitigating the increase in volume.  The reduction of costs related to this migration began in the third quarter of fiscal 2011. Gross margin for M2M services was 73% in the first nine months of fiscal 2012 compared to 64% in the same period of fiscal 2011. This increase was primarily due to the reduced cost of providing monitoring services described above.

M2M hardware cost of sales increased 103% primarily due to including SkyBitz’s sales for the nine month period ended June 30, 2012.  As a percentage of M2M hardware product revenues, M2M hardware cost of sales was 72% for the first nine months of fiscal 2012 compared to 68% for the first nine months of fiscal 2011. This increase of 4% is primarily due to increase in sales volume.  Gross margin for M2M hardware was 28% in the first nine months of fiscal 2012 as compared to 32% in the same period of fiscal 2011.  The decrease is attributable to increased cost of sales due in part to the higher costs of 3G/4G products.

Operating Expenses

			Change		% of Revenues
	2012	2011	Amount	Percentage	2012	2011

Engineering and development	$5,434	$3,358	$2,076	62%	9%	9%
Selling and marketing	7,720	5,451	2,269	42%	14%	14%
General and administrative	9,646	5,492	4,154	76%	17%	15%
	$22,800	$14,301	$8,499		40%	38%

Engineering and Development

The increase of $2,076 in engineering and development was primarily due to including SkyBitz expenses since February 1, 2012 of $1,479 and the following increases in engineering development expenses for Telular and TankLink:
•	$436 of salary and benefits related expenses primarily due to increased headcount;
•	$52 of prototype materials and testing services;
•	$80 of outside consulting services; and,
•	$29 of travel and facility expenses.

Selling and Marketing

The increase in selling and marketing of $2,269 was primarily due to including SkyBitz expenses since February 1, 2012 of $2,120 and the following:
•	$181 of third-party agent commissions
•	$64 of marketing expenses related to trade shows, advertising and special promotion activities; and,
•	$62 of consultants and outside services; and,
•	$36 of travel expenses.
Offsetting these increases were decreases of $158 related to an earnout provision contained in the Agreement between Telular and SmartLogix for the purchase of the SMARTank business unit and $36 in various other expenses.

General and Administrative

The increase in general and administrative expenses of $4,154 was primarily due to including $4,324 of SkyBitz’s general and administrative expenses of which $2,241 was an increase in amortization expense due to capitalized intangibles related to the acquisition and $1,790 of typical departmental expenses such as salaries and related benefits, professional fees, office expenses and other and a one-time severance charge of $293, offset by the following:
•
$387 decrease in payroll expenses related to a special bonus paid in the first quarter of fiscal 2011 to holders of stock options in conjunction with the payment of a one-time dividend of $1.00 per share. This special bonus was paid to mitigate the dilutive effects to option holders of the special dividend.  There was no such dividend paid fiscal 2012;

•
$362 decrease in professional fees primarily related to legal fees and directors compensation. Legal fees decreased as a result of Telular favorably settling a patent lawsuit in fiscal 2011. Directors’ compensation was higher in the first six months of fiscal 2011 as a result of the special bonus paid to holders of stock options mentioned above;

•	$327 increase in corporate development costs related to the SkyBitz acquisition;
•	$151 increase in amortization expense related to intangibles recorded as a result of the purchase of the SMARTank business unit; and
•	$101 increase in banks fees related to the new loan, credit card fees and various other terms.

Other Income (Expense)

Other income (expense) for the nine months ended June 30, 2012 decreased $511 compared to the same period of fiscal 2011. This decrease was primarily due to an increase in interest expense of $386 related to the Second Amended Loan Agreement with SVB entered into in connection with the purchase of SkyBitz on February 1, 2012 and a loss of interest income of $125. In the first six months of fiscal 2011 Telular received interest on the outstanding trade receivable from SmartLogix. This trade receivable was forgiven as part of the consideration for the purchase of the SMARTank business unit on January 7, 2011 from SmartLogix. Telular no longer received these interest payments in fiscal 2012.

Income Taxes

The provision for income taxes increased $755 to $2,607 for the nine months ended June 30, 2012 as compared to $1,852 for the same period of fiscal 2011 primarily due to an increase in taxable income and an increase in nondeductible amortization expense related to the intangibles recorded as a result of the acquisition of SkyBitz

LIQUIDITY

Management regularly reviews net working capital in addition to available cash to determine if it has enough cash to operate the business. On June 30, 2012, Telular had $11,077 of unrestricted cash and cash equivalents and working capital of $14,426, compared to cash and cash equivalents of $12,642 and working capital of $15,515 on September 30, 2011. On February 1, 2012, Telular executed the Second Amended Loan Agreement with SVB.  Under the Second Amended Loan Agreement, Telular borrowed $30,000 in the form of a term loan which was applied as a portion of the cash consideration for the acquisition of SkyBitz. The term loan matures on February 1, 2017, the 5th anniversary of the amendment.  The loan requires quarterly payments of interest and principal, with annual principal amortization of 10%, 15%, 20%, 20% and 25% in each of the first five years, respectively, with the final 10% due on the maturity date.  At the closing of the SkyBitz acquisition, the interest rate was 3.1%. At the option of Telular, interest will be incurred based on a rate ranging from 2.25% to 2.75% (depending on the calculation of the senior leverage ratio) above the published LIBOR rates, or at a rate of .25% to .75% above the Prime interest rate. The interest rate was 3%  as of June 30, 2012.  Under the Second Amended Loan Agreement, Telular is required to comply with certain financial covenants such as maintaining a maximum senior leverage ratio and a minimum fixed charge coverage ratio.  The loan is secured by substantially all of the assets of Telular. At June 30, 2012 the outstanding loan balance was $29,250 and Telular was in compliance with all financial covenants. As of June 30, 2012, $338 of loan fees and related costs were paid by Telular and are being amortized over the term of the loan.

Telular expects to continue generating significant cash flows from operations in fiscal 2012. As a result, Telular has substantial flexibility to meet its financial commitments, including dividends, debt servicing requirements and contractual obligations, with cash generated from operating activities.

Operations

Telular generated $8,665 of cash from operations during the first nine months of fiscal year 2012 compared to cash generated of $9,965 during the same period of fiscal year 2011. The components of cash generated for the first nine months of fiscal 2012 are as follows:

$ (1,080)	The increase in trade accounts receivable is due primarily to the timing of customer payments and increased sales volume.
(1,980)	The increase in inventory reflects the Telular's build up of certain products such as the new 3G/4G Telguard units and ceratin SkyBitz products.
398	The decrease in prepaid expenses and other assets is primarily due expensing prepaid company insurance.
Telular renews all of its insurance as of October 1, 2011 and ratably expenses it over the fiscal year.
1,056	Trade accounts payable primarily consists of amounts due to Telular's contract manufacturers. The increase reflects increased purchases from our contract manufacturers, mostly during the last month of the quarter. These vendors have extended payments terms, thereby increasing the overall trade accounts payable balance at June 30, 2012.
6,683	Non-cash expenses: $1,115 from stock based compensation; $1,069 depreciation expense;
$2,913 amortization expense related to intangibles recorded as a result of the SMARTank business unit and
SkyBitz acquisitions; $27 from loss on disposal of operating assets, primarily due to the write-off of leasehold improvements, and $1,559 increase in deferred tax provision.
(690)	Net cash used by other working capital items, primarily related to the payment of accrued bonuses in the first quarter of fiscal 2012.
4,278	Net income; cash provided
$ 8,665	Total cash provided by continuing operations

Investing Activities

Investing activities used $43,711 of cash for the first nine months of fiscal 2012: $42,855 for the acquisition of SkyBitz and $856 for the acquisition of capital equipment. This compares to cash used by investing activities of $8,606 for the same period of fiscal 2011: $7,921 for the acquisition of the SMARTank business unit and $685 for the purchase of capital equipment.

Financing Activities

Financing activities generated $33,481 of cash for the first nine months of fiscal 2012 consisting of:
•	$29,250 of proceeds from the new loan from SVB for the acquisition of SkyBitz: $30,000 from the initial borrowing net of a principal payment of $750, during the period;
•	$8,687 related to stock issued for the acquisition of SkyBitz;
•	$859 related to the exercise of stock options;
•	Less $5,315 of dividends paid during the period.
Financing activities used $19,024 of cash for the first nine months of fiscal 2011 primarily for dividends paid during the period, including the one-time special dividend of $1.00 per share, net of cash proceeds received for the exercise of stock options.

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

Allowance for Doubtful Accounts

Telular maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payment for products and services.  Telular evaluates the collectibility of customer receivables by considering the payment history and the financial stability of its customers.  If Telular believes that an account receivable may not be collected, a charge is recorded to the allowance account. At June 30, 2012 and September 30, 2011, the allowance for doubtful accounts related to trade accounts receivable was $392 and $39, respectively. The increase in the allowance is attributable to the inclusion of SkyBitz’s allowance for doubtful accounts and identifiying certain customers who have outstanding  accounts receivable balances that are significantly past due.

Reserve for Obsolescence

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Telular currently considers inventory quantities greater than a one-year supply based on current year activity, to be excess unless that inventory has alternative uses. Telular also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At June 30, 2012, and September 30, 2011, the inventory reserves were $625 and $649, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Reserve for Warranty

Telular maintains a reserve for products that are returned within Telular’s warranty period due to inoperability. Telular has different warranty periods for its different product groups: the security monitoring products have a 24 month warranty period; the tank monitoring and asset tracking products have a 12 month warranty period; and, the terminal products have a 15 month warranty period. Significant management judgment is required to determine the warranty reserve. Telular utilizes historical information regarding units returned within the appropriate warranty period and the costs incurred to repair returned units. Telular then estimates required warranty reserves for future products that may be returned. At June 30, 2012 and September 30, 2011, the warranty reserve was $1,700 and $115, respectively. The increase reflecting the acquisition of SkyBitz.

Goodwill and Intangible Assets

Telular evaluates the fair value and recoverability of the goodwill at least annually or whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. Telular first assesses various qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined that it is more likely than not the fair value of a reporting unit is less than its carrying amount, Telular will then perform impairment tests to determine the fair value of the reporting unit. In determining fair value and recoverability, Telular makes projections regarding future cash flows. These projections are based on assumptions and estimates of:

•	growth rates for net revenues, cost of sales and operating expenses for the monitoring and asset tracking businesses:
•	anticipated future economic conditions:
•	the assignment of discount rates relative to risk associated with companies in similar industries: and,
•	estimates of terminal values.

An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount. As of June 30, 2012 and September 30, 2011, goodwill was not impaired.

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

Telular has recorded significant valuation allowances that are intended to be maintained until it is more likely than not the deferred tax asset will be realized. The current valuation allowance of $5,711 is primarily for state NOLs that will expire before they can be realized.  The realization of the remaining deferred tax assets is primarily dependent on future taxable income in the appropriate state jurisdiction.  Significant factors that could negatively impact Telular’s determination of the recognition of the net deferred tax assets would be changes in the ownership of Telular and changes in tax laws and rates.  Based on Internal Revenue Code Section 382 (“Section 382”), changes in the ownership of Telular may limit the utilization of NOL carryforwards. Any Section 382 limitation may require that Telular record an additional valuation allowance against its deferred tax assets. Management is not aware, at this time, of any such ownership changes for Telular that would have a negative impact on the recognition of the net deferred tax assets. Any reduction in future taxable income may require that Telular record an additional valuation allowance against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a material impact on Telular’s future earnings. Management performed a preliminary Section 382 analysis of SkyBitz’s NOLs. SkyBitz had approximately $44,781 of NOLs that were subject to three distinct Section 382 limitations; two of which preceded Telular’s acquisition of SkyBitz, while the third limitation was a result of Telular’s acquisition. Approximately $11,631 of SkyBitz’s NOLs would expire unused as a result of the pre-Telular acquisition limitations.  These expiring NOLs were not recorded as part of the purchase. It was determined that the limitation as a result of the acquisition would not cause a reduction in the utilization of SkyBitz’s remaining NOLs, approximately $33,150. Accordingly, a deferred tax asset was recorded for these NOLs. A final determination on the utilization of SkyBitz’s NOLs will be performed after their final tax return as an unconsolidated entity is filed.

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

Under the uncertain tax position provisions of ASC 740, Income Taxes, Telular would recognize liabilities for tax issues in the U.S based on Telular’s estimate of whether, and the extent to which, additional taxes will be due.  These tax liabilities would be recorded in income taxes in the Consolidated Balance Sheets.  As of June 30, 2012, Telular has no uncertain tax positions recorded in its financial statements.

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

Changes in Internal Control Over Financial Reporting

Telular acquired SkyBitz on February 1, 2012. Telular began to integrate SkyBitz into its internal control over financial reporting structure subsequent to the acquisition date. As such there have been changes during the three and nine month periods ended June 30, 2012 associated with the continued establishment and implementation of internal control over financial reporting with respect to SkyBitz.

During the quarter ended June 30, 2012, there were no other changes in Telular’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, which have materially affected, or are reasonably likely to materially affect, Telular’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see discussion of risk factors set forth in Item 1A of both our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2011 and March 31, 2012, each previously filed with the SEC and hereby incorporated by reference.  At June 30, 2012, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 and our Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2011 and March 31, 2012.

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

Telular Corporation

Date	August 9, 2012	By:	/s/ Joseph A. Beatty
Joseph A. Beatty
President and Chief Executive Officer

Date	August 9, 2012	/s/ Jonathan M. Charak
Jonathan M. Charak
Chief Financial Officer

Date	August 9, 2012	/s/ Robert Deering
Robert Deering
Controller and Chief Accounting Officer