Form 10-K
period 2012-09-30
TELULAR CORP
filed 2012-12-14
CIK 915324

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ]No [ X ]

As of March 31, 2012, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $126,989,524 (based upon the closing sales price of such stock as reported by The NASDAQ Stock Market LLC on such date).  The number of shares outstanding of the registrant's Common Stock as of December 4, 2012, the latest practicable date, was 17,137,817 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended September 30, 2012 are incorporated by reference in Part III of this Form 10-K.

FORWARD LOOKING INFORMATION

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, including statements beginning with the words “estimate”, “project”, “intend”, “expect”, “believe”, “target” and similar expressions, are forward-looking statements. These statements reflect management’s judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, customer growth and retention, pricing, operating costs and the economic environment.  The following include some but not all of the factors that could cause actual results or events to differ materially from those anticipated:

•	our ability to keep pace with technology changes and meet the needs of our customers;

•	our ability to develop and introduce new products and to reduce the costs to produce existing products;

•	whether and when products from our investments in research and development of new products are realized;

•	the availability of resources to conduct research and development;

•	the impact of unfavorable economic events, including competitive pricing pressure in our target markets, on sales of our products;

•	our ability to successfully increase the focus of our production, marketing and sales efforts to the machine-to-machine (“M2M”) market;

•	our reliance on third parties to manufacture our products and components for our products;

•	the availability of raw materials and other materials needed for our products;

•	the availability and lack of interruption of service on the wireless networks upon which our products and services are dependent;

•	our relationships with our customers, including our ability to maintain our significant customers and our exposure to the credit worthiness of our significant customers, including ADT;

•	our ability to sustain profitable operations and to obtain the funding we need to operate our business;

•	the impact of litigation on our business and financial condition;

•	our ability to manage costs by accurately forecasting our needs;

•	our ability to ensure that quality control procedures are enforced and effective;

•	the impact on our business of long sales cycles for our products;

•	the impact of volatility in the developing markets in which we operate;

•	our ability to successfully manage any problems encountered in connection with any potential future acquisitions;

•	the impact of Delaware law and our charter documents on transactions that could be beneficial to common stockholders;

•	the impact on our stock price of volatility of our operating results and sales of common stock issuable on the exercise of options and warrants; and,

•
an interruption of our Telguard, SkyBitz or TankLink services by a failure of the respective real-time transaction processing system for each service line could be harmful to our business relationships and revenue stream.

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

PART I
(Dollars in Thousands, Except Per Share Data)

 ITEM 1.  BUSINESS

 OVERVIEW

Telular Corporation (“Telular”) develops products and services that utilize wireless networks to provide data connectivity among people and machines. Telular’s software-as-a-service (“SaaS”) offerings are created through Telular’s competence in developing complex software systems and wireless electronics that utilize the data transport capabilities of today’s commercial wireless networks. To enable these services, Telular is a significant reseller of both cellular and satellite wireless services.

Telular was established in 1986 when it acquired the intellectual property rights for its wireless terminal technology. Today, it creates solutions based on the development of multi-faceted software systems that work with specialized wireless terminals to provide integrated event monitoring and reporting services for M2M applications.  M2M applications typically involve outfitting equipment with sensors and remotely reading those sensors to monitor or control such equipment in areas such as supply chain management, security monitoring, vehicle tracking and many other commercial and industrial situations. Telular’s substantial experience with wireless networking evolved from its original focus on developing fixed wireless products for use in North America and in developing countries around the world.

COMPANY STRATEGY

Strategically, Telular is focused on M2M market segments in which Telular can create a differentiated service offering which will allow it to earn recurring revenue as opposed to the non-recurring revenue generated by a one-time product sale.

Telular’s Telguard solution supports residential and commercial security dealers and generates a majority of Telular’s revenue.  The Telguard solution includes a specialized terminal unit that interfaces with commercial security control panels and then communicates with Telular’s event processing servers to provide real-time transport of alarm signals from residential and commercial locations to an alarm company’s central monitoring station.  Alarm monitoring companies purchase the products and wireless service from Telular or distributors and resell them to end users in order to provide wireless conveyance of alarm signals, which were historically sent over traditional wire line telephone networks.  While the Telguard solution can function as a backup to a traditional telephone line, it is more commonly used as the primary means for the transmission of alarm signals as end users eliminate traditional phone lines in favor of voice-over-IP (“VoIP”) connections and wireless telephones.

SkyBitz isTelular’s second largest line of business in terms of revenue and involves using a wireless device, wireless service and software to track the location and condition of large, unpowered assets (most commonly, truck trailers).  We believe SkyBitz has the leading market share in the United States for trailer tracking.  In 2012, SkyBitz expanded into the U.S. energy field services market by supplying asset tracking services for frac tanks and other oil and gas field equipment.  Most SkyBitz customers utilize our proprietary SaaS application called InSight to monitor their assets.  A subset of customers obtain the information via data feeds we make available directly to them or via their company enterprise resource planning (“ERP”) systems, and several of such system vendors have integrated SkyBitz data feeds into their software

Telular’s TankLink solution combines a specially designed wireless communicator, wireless data services and a web-based application into a single offering which allows end-users to remotely monitor the level of product contained in a given tank vessel. Telular’s wireless communicator interfaces with a variety of commercially available sensors and conveys the level-reading of those sensors to our event processing servers.  This information commonly feeds a vendor managed inventory (“VMI”) program that improves the efficiency and timeliness of product delivery, while optimizing the amount of product held by customers at any given time. Many of Telular’s existing TankLink systems are installed in fuel and lubricant tanks.  Additional market segments served include industrial chemicals, food additives and waste water treatment.

In each of its Telguard, SkyBitz and TankLink service lines, Telular embeds wireless data services in its solutions.  Telular is able to resell and service its customers through agreements it has negotiated with major wireless network operators.  Management believes Telular’s status as a wireless data reseller represents an advantage over a number of its competitors because we are able to offer this as an embedded service within our products and we have a high volume of subscribers to achieve economies of scale as a wireless service provider.

Historically, Telular has manufactured and sold fixed cellular terminals (“FCTs”). The FCT business targeted both commercial and residential consumers, who used FCTs for voice, fax, and Internet access over wireless networks.  Telular has deemphasized its FCT business over the past several years since it is a one-time product sale and generates no recurring revenue. The FCT business has undergone significant competition from non-U.S. companies and it is subject to substitution by smartphones, which can be configured to tether computers and data devices to wireless networks, thereby eliminating the need for a separate FCT device. During the fourth quarter of fiscal 2012, Telular shipped the last FCT that it intends to ship and this line of business is now fully dormant.

Telular operates in two segments for financial reporting purposes, Event Monitoring (“EM”) and Asset Tracking (“AT”).  For financial information about the reporting segments see “Note 15. Segment Information and Geographic Data” to the consolidated financial statements of Telular set forth in Item 8 of this Form 10-K.

GEOGRAPHICAL MARKETS

Telguard products and service are currently sold only in the United States and Canada.

SkyBitz products and services are primarily sold and delivered in North America, although it has the technical capability to deliver services globally due to its partnership with Iridium.

Currently, the vast majority of tank applications served by TankLink are located within the United States, with some modest sales to Latin America in fiscal years 2012 and 2011.

In total, 99% of Telular’s revenues are derived from customers within the United States.

TECHNOLOGY

Integral to our success is our experience in processing data messages over the wireless networks. Our data processing center is able to process hundreds of thousands of messages effectively and on a real-time basis each day, which is critical for our customers, particularly within the security space.  Also critical to our success is the ability to develop new products and features that may become necessary as new applications are developed or are otherwise considered desirable by the markets that we serve.  We can also leverage our technical knowledge related to event-driven software systems, wireless transceiver devices and the resale of wireless data services to develop new products and services to serve other M2M vertical markets.

RESEARCH AND DEVELOPMENT AND PRODUCT LINES

Our M2M solutions are a combination of hardware product design along with software system design.  The software system is capable of high-volume, real-time transaction processing of mission critical data (security alarms, asset locations and tank fill levels).  Such integrated hardware and software system solutions will be the focus of our research and development activities going forward and can be further applied to event monitoring opportunities in other vertical markets.

Because our products operate on a coordinated basis with wireless networks, Telular works closely with major cellular and satellite carriers to certify our products on their networks.  Based on this need to work closely with the major wireless carriers, Telular has developed strong working relationships with these carriers as vendors and solution partners.

Research and development activities funded by Telular for the years ended September 30, 2012, 2011, and 2010, were $ 4,139, $2,623 and $3,010, respectively, and are included in engineering and development expense. Fiscal 2012 includes eight months of engineering activities at SkyBitz. There are no customer sponsored research and development activities included in any of those years.

The following is a summary of areas of product delivery and research during fiscal 2012 and anticipated in fiscal 2013.

Telguard - Telular’s engineering team continues to update the Telguard product and service portfolio through incremental feature development, both in hardware devices and software functionality.  In fiscal 2012, Telular completed and launched the conversion of the entire Telguard hardware product line to 3G/4G capability. While most of the development for our 3G/4G conversion was accomplished in fiscal 2011, we launched the products in 2012 and also modified and released the TG1X, our largest volume seller, during 2012.  Product innovation within this space is important for the long-term success of Telguard and we expect to continue to enhance our Telguard software platform and underlying hardware products going forward. In fiscal 2012, the Telguard Message Center (“TMC”), which contains the underlying core software for the Telguard service, was enhanced such that Telular can offer service to dealers in Canada. Furthermore, the architecture of TMC will be updated so that it can support even more end-user, feature development and increased traffic volumes in the future. During fiscal 2013 we plan to enhance dramatically the interactive services and home automation features of our Telguard service line.

SkyBitz - SkyBitz was acquired by Telular on February 1, 2012 and on that same day, SkyBitz released to the market its newest hardware device, the Global Telematics Platform (“GTP”) series, which for the first time provides global satellite tracking capability via the Iridium satellite network.  Subsequent to the release of the first GTP model, additional work was undertaken to complete variations of that device that allowed for GPS location capability, remote antenna mounting, and cargo sensing capability.  For fiscal 2013, we are working on improving SkyBitz’s terrestrial device as well as releasing an updated version of its InSight SaaS application.

TankLink – During fiscal 2012, TankLink introduced its intrinsically safe device, a device that is certified for use with certain hazardous materials, as well as an expanded array of differential pressure sensors which allow the solution to work in a wider range of applications, including those for gasoline, solvents, and corrosive acids.  Telular plans to further enhance all elements of the TankLink portfolio during fiscal 2013; to update the hardware as well as support additional customer use cases for the solution.

Other M2M Solutions –Telular continues to evaluate additional M2M markets to determine the viability of creating or acquiring a product and/or service in these markets.

SALES, MARKETING SERVICE AND SUPPORT

Domestic Sales

In the United States and Canada, Telular markets Telguard products and services through an Atlanta-based inside sales group. Telguard customers include security equipment distributors who purchase hardware and security dealers who purchase monthly service directly from Telguard. The security equipment distributors stock inventory of dealer-desired products and the majority of our security dealer customers obtain the hardware element of our solution from these distributors.  Telguard invoices approximately 4,000 customers on a regular basis.

SkyBitz sells its asset tracking solution through a direct sales force that is dispersed geographically across the United States. SkyBitz is increasing its indirect sales efforts by contracting with sales agents who already represent similar technology solutions to trucking firms and oil fields services companies.

The model for selling TankLink solutions was changed during 2012 to emphasize indirect channel partners (agents and value-added resellers).  However, TankLink continues to have a small direct sales team for the largest target accounts. In addition, Telular has a contractual arrangement with SmartLogix, Inc. to be the exclusive sales agent for TankLink products and services to users in the fuel and lubricant market. A majority of our unit volume is obtained through this sales agency agreement.

 For fiscal years 2012, 2011and 2010 Telular’s domestic revenues were $79,656 (99%), $50,215 (99%) and $46,650 (99%) of total revenues, respectively.

International Sales

Our international sales team is based in Miami and covers key markets such as Latin America.  These markets include significant wireless carrier customers in countries such as Mexico. Currently, the international sales team is focused on expanding TankLink in Mexico, Central America and South America. In fiscal years 2012, 2011 and 2010 Telular’s international revenues were $191 (0.2%), $283 (1%) and $704 (1%) of total revenues, respectively.

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

MAJOR CUSTOMERS

In fiscal 2012, Telular derived 26% of its total revenues from ADT, a major U.S. securities systems provider. Telular has executed a supply agreement with ADT that dictates terms and conditions related to the sale of products or service to ADT, but there is no minimum purchase commitment placed upon ADT.  The original agreement had a 12 month term with automatic renewals for 12 month periods unless either party provides written notice of termination more than 90 days before expiration.

MANUFACTURING

Telular’s products are manufactured by contract manufacturers in China, Mexico and the United States and are tested with proprietary testing suites that Telular creates and provides to these manufacturers. We also conduct comprehensive quality control and quality assurance surveillance during the manufacturing process. Telular contracts directly with a number of key suppliers to buy certain, critical components of its products, including wireless transceiver modules.

EXECUTIVE OFFICERS

The executive officers of Telular and their ages as of December 14, 2012 are as follows:

Name	Age	Position
Joseph A. Beatty	49	President, Chief Executive Officer and Director
Jonathan M. Charak	43	Senior Vice President, Chief Financial Officer and Secretary
George S. Brody	57	Senior Vice President, Telguard and Terminals
Henry J. Popplewell	55	Senior Vice President, SkyBitz Sales and Services
Robert L. Deering	54	Controller, Treasurer and Chief Accounting Officer

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

Henry J. Popplewell was promoted to Senior Vice President and General Manager of SkyBitz Sales and Services in August 2012. Prior to that Mr. Popplewell served as Senior Vice President of Sales at SkyBitz from November 2009. From August 2008 to November 2009, Mr. Popplewell oversaw Sales and Distribution for SkyTel, a wireless network operator focused on M2M applications.  From October 2006 to July 2008, Mr. Popplewell was Senior Vice President of Sales and marketing at Aptela, a telecommunications software company.  From 2001 to 2006, Mr. Popplewell was Vice President of Sales at Nextel Communications until that company merged with Sprint.  Prior to that, Mr. Popplewell spent 22 years with Ryder System, a global leader in transportation and logistics.

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

EMPLOYEES

Telular has 155 full time employees, of which 47% are in sales, customer service and marketing, 11% in manufacturing support, 30% in engineering and product development and 12% in finance and administration. None of Telular’s employees are represented by organized labor and all of Telular’s employees are located in the United States.

COMPETITION

Telular believes its advantages over the competition include:

Greater Focus –Telular is focused on creating M2M solutions, which we develop by combining our historical competency in designing wireless networking electronics and real-time transaction processing software with the data transport capabilities of commercial wireless networks. This focus allows us to develop high functioning software and products best suited to our customers’ needs, resulting in products that are easier to install and maintain and are more reliable.  Our primary competitors have the bureaucracy normally associated with large companies and the management distraction associated with overseeing a broad array of products and services; many of which are unrelated to one another.

More Experience – Telular has been in the wireless electronics business for over 20 years. Telular has been creating and operating real-time transaction processing software for over a decade and understands the importance of high reliability in that regard. We have deployed products in more than 130 countries worldwide, reflecting the quality, reliability and innovation of our product portfolio.

Broader Product line –Telguard, our largest line of business, includes targeted software features and a more diverse set of hardware products than any of our competitors and we believe this gives our customers a greater selection of features and hardware devices from which to choose. Similarly, SkyBitz has an array of satellite and terrestrial wireless radio devices that support the asset tracking services it provides; a wider selection of application-specific devices than most of its competitors.

Economies of Scale –Telguard’s fully integrated end-to-end wireless solution is now utilized by over 617,000 individual subscribers, which helps to minimize costs on a per user basis.  This large customer base also reflects our significant experience and demonstrates credibility to the market.

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

There are several firms that compete with Telular’s Telguard products and services.  These primary competitors include:  Honeywell, Alarm.com, DSC and Numerex.  Based on its own internal estimates, Telular believes it has a significant portion of the market share for all currently active cellular alarm communicators in the United States, having introduced the first such device for digital cellular networks in April 2005 and the first such device for 3G/4G networks in November 2012.  Demand for cellular communicators has increased markedly over the past few years.  We believe this is due to consumers eliminating traditional telephone lines and therefore, requiring a cellular communicator to enable a home security system.  If this trend continues, Telular believes that Telular and its competitors will continue to see substantial demand for products and related services.

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

Telular’s SkyBitz offering has several primary competitors in asset tracking for truck trailers.  These include:  ID Systems, Qualcomm and FleetLocate.  In addition, there are a number of other, smaller competitors making the market for truck trailer asset tracking increasingly competitive. Telular differentiates its SkyBitz solutions by providing advanced features on the web portal through which its customers receive tracking data, maximizing battery life on the tracking units to minimize the frequency of changing batteries and though efficient design and manufacturing of its products to enable a low cost solution for its customers. Positively, we are seeing new demand for SkyBitz’s services in other sectors, including oil/gas field services and intermodal transportation.

There are numerous, small competitors to Telular’s TankLink offering.  The most significant of these is Centeron, a division of Robertshaw Industries, which in turn is a subsidiary of Invensys, Inc.  More often, the TankLink offering competes against the pre-existing, manual methods utilized by tank owners to determine the fill level and reorder timing for products held within tank vessels.  Telular believes the key to growing its TankLink revenue is lowering its prices to the greatest extent possible in order to cost justify implementation of the TankLink solution. While we have lowered prices somewhat to spur demand, we may further test the price elasticity of our TankLink solution in fiscal 2013.

PATENTS AND OTHER INTELLECTUAL PROPERTY

Telular holds patents either directly, under Telular Corporation, or through our subsidiaries covering the technologies we have developed in support of our product and service offerings in the United States and various other countries. Our patents expire between March 2, 2014 and February 21, 2031.It is our practice to apply for patents as we develop new technologies, products or processes suitable for patent protection. Although Telular believes its intelligent interface can be adapted to accommodate emerging wireless technologies, there can be no assurance that these new applications will fall within the scope of the existing patent protection.

Telular has also registered trademarks for a number of products, technologies and services including TELULAR, TELGUARD INTERACTIVE, WIRELESSLY PROTECTED, TANKLINK, SMARTANK and SKYBITZ.

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

Telular has identified significant growth opportunities in a variety of markets, such as the M2M market.  Each opportunity will develop at a different pace, and the sales cycle for these markets is likely to be several months or quarters.

In addition, unfavorable general economic conditions in any market will have a negative effect on sales in that market.  Because economic conditions in one region often affect conditions globally, unfavorable general economic conditions in one market or region might result in damage to industry growth and demand in other markets as well.

Overall declines in the U.S. economy impact the trucking sector and SkyBitz serves the trucking sector with asset tracking solutions.  General economic declines have negatively impacted SkyBitz operating results historically and we expect this correlation to continue.

A decline in the U.S. housing market may negatively impact sales and profitability of Telular’s Telguard products and services.  Since end users oftentimes purchase security systems and associated wireless alarm communicators, such as Telguard, when they are moving into a new residence, a slowdown in the housing sector could cause purchases of Telguard products and services to slow or decline.  Furthermore, if general economic conditions slow or if a recession occurs, end users may choose to eliminate the protection offered by Telguard services as consumers re-examine discretionary expenditures.

We believe recent demand for our Telguard products has been driven in part by end users eliminating traditional phone lines in favor of VoIP and wireless telephones.  If this trend does not continue, overall demand for the Telguard products could be negatively affected.

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

The success of our ongoing efforts to increase our focus on the M2M market will depend on our ability to develop and market solutions that are attractive to customers and to control our costs for those solutions.  We cannot assure that these efforts will be successful.

We rely on third parties to manufacture our products and others to manufacture components for our products.

We use subcontractors to manufacture our products and product components, such as wireless transceivers and radio modules, and to assemble our products, such as the device portfolio in all three lines of business.  Production capacity constraints at our subcontractors could prevent us from meeting production obligations .For example, in the past, we have experienced delays in receiving subcontracted components and assembled products that resulted in delays in our ability to deliver products.  We may experience similar delays in the future.

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

Several of our sole sourced components in existing products are at end-of-life from their manufacturers.  We are attempting to source more of these components using brokers in the secondary market but expect that we may run out of these components for several of our products during fiscal 2013.  While we can design replacement products with available components, we cannot assure you that we will successfully redesign these products and retain the revenue associated with the existing products which are subject to end-of-life components.

We rely on wireless networks for service revenue that may be affected by the following:

Our service revenue may be affected by the following:

•	service may be interrupted or limited due to carrier transmission limitations caused by atmospheric, terrain, other natural or artificial conditions adversely affecting transmission;

•	interruption of service due to wireless carrier equipment modification, upgrades, repairs and other similar activities;

•	service may be limited based on available coverage;

•	interruption of service may occur between various wireless network providers and other carriers;

•	the cost of this service could be increased such that it will affect our ability to compete while maintaining satisfactory margins; or,

•	carriers disclaim all liability of any nature to customers, whether direct, indirect, incidental or consequential, arising out of our customer’s use of their service.

In the event that we experience significant wireless network delays or interruption of service, we would have difficulty maintaining customers and our revenues could decline substantially and harm our business.

AT&T Wireless provides the majority of our network capability for our Telguard and TankLink service.  A network malfunction or a contractual dispute between us and AT&T or among AT&T and other major U.S. carriers could materially impact the operation of our services and/or our financial results.

Cellular South and Numerex Inc. provide some portion of our network capability for Telguard and TankLink, respectively.  A network malfunction or a contractual dispute between us and these carriers or among these carriers and other major U.S. carriers could materially impact the operation of our services and/or our financial results.

Lightsquared, Iridium and GlobalStar provide our satellite network capacity for our SkyBitz asset tracking services.  Lightsquared is currently in bankruptcy proceedings and while the company has assured us of its intention to indefinitely provide the services that we primarily utilize, there can be no guarantee that this plan will not change or that this plan will be approved by the bankruptcy court. Any contract dispute with these three satellite service providers could be detrimental to our operating performance and financial results. In addition, sunspot activity and other natural and man-made events can interfere with satellite performance and any extended outage could result in a loss of SkyBitz revenue and customers.

ADT is a highly significant customer and the loss of this particular customer or a reduction in its use of our service may seriously harm our business.

ADT represented 26% of our total revenue in fiscal 2012.  If ADT chooses to use fewer of our products and services or stops using our products and services in total, our financial results could be materially impacted.  In addition, ADT influences the purchasing decisions of its authorized dealers by specifying which equipment must be installed in end user security systems. For example, in fiscal 2010 ADT implemented a monthly service charge to the end user for any system sold by an authorized dealer that included a Telguard product. Due to this surcharge, authorized dealers opted to choose other security products over Telguard products, which resulted in decreased sales volume.  Additionally, during fiscal 2012, ADT removed our TG1 product from its list of approved devices, thereby limiting authorized dealers to the TG4 unit. If ADT further disincentivizes its authorized dealers from purchasing our products or removes our products from its list of acceptable equipment, our financial results may be materially impacted.

If we cannot sustain profitable operations, we may not be able to obtain the funding we need to operate our business.

At times in the past, Telular has incurred net operating losses.  We cannot guarantee that we will be successful in maintaining profitability and our ability to continue operations depends on having adequate funds to cover our expenses.  Our current operating plan provides for significant expenditures for research and development of new products, development of new markets for our products, and marketing programs for our products.  At September 30, 2012, we had $12,676 in cash and cash equivalents and a working capital surplus of $16,630.

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

Our quarterly and annual operating results may fluctuate greatly due to numerous factors, many of which are beyond our control.  Factors that could affect our quarterly and annual operating results include those listed below as well as others listed in this “Risk Factors” section:

•	our reliance on certain significant customers for some of our product sales, which may result in volatility when those orders are filled and not immediately followed by comparable orders;

•	variations in our distribution channels;

•	the mix of products we sell;

•	general economic conditions in our target markets;

•	the timing of final product approvals from our customers or regulators;

•	the timing of orders from and shipments to major customers;

•	the timing of new product introductions by us or our competitors;
•	changes in our pricing policies and the pricing policies of our suppliers and our competitors;

•	changes in the terms of our arrangements with customers and suppliers;

•	the availability and cost to us of the key components for our products;

•	ability of our customers to accurately forecast demand for our products by their end users;

•	delays or failures to fulfill orders for our products on a timely basis;

•	our inability to accurately forecast our manufacturing needs;

•	change in the financial position of our manufacturers;

•	an increase in product warranty returns or in our allowance for doubtful accounts;

•	operational disruptions, such as transportation delays or failures of our order processing system;
•	significant acquisitions;
•	the timing of personnel hirings; and

•	delays in the introduction of new or enhanced versions of our existing products or market acceptance of these products.

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

The market price of our common stock has been extremely volatile.  Since October 1, 2002, the price of our common stock has ranged from a high of $18.28 in March 2004 to a low of $1.14 per share in October 2008.

Publicized events and announcements may have a significant impact on the market price of our common stock.  For example, the occurrence of any of the following events could have the effect of temporarily or permanently driving down the price of our common stock:

•	shortfalls in our revenue or net income;

•	the results of product trials or the introduction of new products by us or our competitors;

•	market conditions in the telecommunications, technology and emerging growth sectors; and

•	rumors related to us, our customers or our competitors.
In addition, the stock market from time to time experiences extreme price and volume fluctuations that particularly affect the market prices for emerging growth and technology companies, like Telular, and which often are unrelated to the operating performance of the affected companies.  These broad fluctuations may negatively affect your ability to sell your shares at a price equal to or greater than the price you paid.  In addition, a decrease in the price of our common stock could cause it to be delisted from the NASDAQ Global Market.

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

We believe that our products currently meet high standards of quality due to quality-monitoring procedures that we have instituted.  Most of our major subcontractors also have quality control procedures in place and are ISO-9001:2000 compliant. Notwithstanding the existence of these controls, our operations and our dependency on subcontractors subject us to the risk that these controls may not be effective.  Quality control failures by us or by our third-party subcontractors or changes in their financial or business condition that affect their production could disrupt our ability to supply quality products to our customers.  If we fail to provide quality products to our customers, product sales, and thereby our business, could be materially harmed.

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

If the security of our information systems is breached or otherwise subjected to unauthorized access, confidential information may be stolen, our reputation may be harmed, and we may be exposed to liability.

As with any business in the telecommunications industry, we or the telecommunications networks our products use have experienced cyber-attacks and similar incidents. To date, we are not aware of any successful cyber-attacks that have been launched against us or the networks upon which our products operate.  Any accidental or willful security breaches could cause secure information stored on our systems or the systems of one of our service providers to be stolen and used for criminal purposes.  Security breaches or unauthorized access to secure information also could expose us to liability related to the loss of confidential information, time-consuming and expensive litigation and negative publicity.  If security measures are breached because of third-party action, employee error, malfeasance or otherwise, or if design flaws in the relevant software are exposed and exploited, and, as a result, a third party or disaffected employee obtains unauthorized access to confidential customer or supplier data, our relationships with our customers or suppliers could be severely damaged, and we could incur significant liability.  Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.  In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data.  These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause our customers and suppliers to lose confidence in the effectiveness of our data security measures.  Any security breach, whether actual or perceived, would harm our reputation, and could create liability that could be material.

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

We may not address successfully the problems encountered in connection with our recent acquisitions of SkyBitz, TankLink and the SMARTank business unit, or with any potential future acquisitions, which could adversely affect our future results.

We expect to continue to consider opportunities to acquire or make investments in other technologies, products and businesses that could enhance our capabilities, complement our current products or expand the breadth of our markets or customer base.  Aside from our acquisition of TankLink Corp in fiscal 2009, the SMARTank business unit in fiscal 2011 and of SkyBitz in fiscal 2012, we have limited experience in acquiring other businesses and technologies.  Potential and completed acquisitions and strategic investments involve numerous risks, including:

•	problems assimilating the purchased technologies, products or business operations;

•	problems maintaining uniform standards, procedures, controls and policies;
•	inability to meet debt service obligations with any debt financing that may be undertaken in order to pay for an acquisition;
•
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

The success of Telular’s acquisitions will depend on Telular’s ability to realize anticipated benefits from combining businesses. If Telular is not able to successfully integrate and manage challenges presented by the ongoing integration process, the anticipated benefits of an acquisition may not be realized or may take longer to realize than expected.

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

As of September 30, 2012, there were outstanding options granted to employees and directors to purchase 1,386,894 shares of Telular’s common stock.  Options to purchase 1,187,234 of these shares were exercisable at that time.  The exercise prices for the exercisable options range from $1.48 to $7.99 per share, with a weighted average exercise price of $4.08. Options to purchase the remaining 199,660 shares will become exercisable over the next three years. The exercise prices for the options that are not yet exercisable have a weighted average exercise price of $5.83.

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

An interruption of our Telguard, SkyBitz or TankLink service by a failure of the respective real-time transaction processing software system for each service line could be harmful to our business relationships and revenue stream.

Our three service offerings deliver a majority of our current revenue and profitability.  A continuation of this revenue stream and profit margin is based on the non-stop operation of the Telguard Message Center, SkyBitz InSight SaaS portal and the TankLink TankData OnLine application.  These real-time transaction processing systems are complex software systems.  As Telular  implements new features and experiences an increase in message processing volumes, these software systems may be unable to accommodate this growth.  If the software systems malfunction and are out of service for any period of time, customers may view Telular as unreliable and may cease in adding additional end users to the service base or may remove existing end users.  As normal churn occurs, the total subscriber base could shrink over time and a majority of our revenue may go away.  This could occur abruptly if the service interruption is severe.  We have experienced several such severe interruptions in the past 18 months and if such interruptions occur in the future it could be harmful to our business relationship and revenue stream.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following is a list of properties that Telular leases:

		Lease Dates		Square	Renewal
	Functions	Commencement	Termination	Footage	Options

Corporate Headquarters,	Finance and general administrations, operations	February 2007	February 2014	11,700	No
Chicago, Illinois	administration, TankLink product development,
	sales and marketing

Event Monitoring	Sales, marketing, operations, general	November 2007	December 2012	15,154	No
Regional Office	administration and research and development
Atlanta, Georgia

Event Monitoring	Sales, marketing, operations, general	January 2013	July 2018	13,516	Yes
Regional Office	administration and research and development
Atlanta, Georgia

Asset Tracking	Sales, marketing, operations, research and	April 2012	July 2016	12,000	Yes
Regional Office	developnment, finance and general administration
Herndon, Virginia

International Sales Office,	International sales	January 2010	December 2013	433	Yes
Weston, Florida

Operations	Warehousing and shipping	January 2009	August 2013	9,480	No
Wheeling, Illinois

Operations	Warehousing and shipping	September 2012	July 2014	5,576	Yes
Sterling, VA

ITEM 3.  LEGAL PROCEEDINGS

Telular is involved in legal proceedings, which arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of all pending legal proceedings will not have a material adverse effect on Telular’s consolidated results of operation, cash flows or financial position.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II
(Dollars in Thousands, Except Per Share Data)

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET PRICE OF AND DIVIDENDS ON COMMON STOCK

Telular’s Common Stock trades publicly on the NASDAQ Global Market under the symbol WRLS. The following table sets forth the quarterly high and low sales prices for each quarter of fiscal year 2012 and 2011, as reported by NASDAQ. Such quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

	Quarter Ended During Fiscal Year 2012
	December 31	March 31	June 30	September 30

High	$7.93	$9.10	$9.37	$10.05
Low	$5.40	$7.35	$7.05	$8.48

	Quarter Ended During Fiscal Year 2011
	December 31	March 31	June 30	September 30

High	$7.19	$8.90	$7.67	$6.75
Low	$3.00	$6.40	$5.69	$5.51

On December 4, 2012, there were approximately 208 shareholders of record, approximately 5,664 beneficial shareholders and 17,137,817 shares of Common Stock outstanding.

The following table summarizes Telular dividend payment history for fiscal 2012:

	Quarter Ended During Fiscal Year 2012
	December 31	March 31	June 30	September 30

Shareholder Record Date	November 22, 2011	February 14, 2012	May 15, 2012	August 14, 2012
Payment Date	November 29, 2011	February 21, 2012	May 22, 2012	August 21, 2012
Per Share Amount	$0.11	$0.11	$0.11	$0.11
Cash Paid	$1,670	$1,774	$1,871	$1,837

Telular has paid four quarterly dividends in fiscal year 2012, totaling $7,152. Telular plans to continue to pay cash dividends on its common stock in the future, however the Board will evaluate whether to declare a cash dividend and the amount of any such dividend on a quarterly basis.  On November 6, 2012, the Board of Directors announced an increase in its regular quarterly dividend to $0.12 per share that was payable on November 30, 2012 to shareholders of record as of the close of business on November 20, 2012.

TREASURY SHARES

Under the previously announced purchase program, Telular did not repurchase any shares of its common stock during fiscal year 2012. The approximate dollar value of shares that may yet be purchased under the program is $4,588 as of September 30, 2012.

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

The Telular Corporation Common Stock Performance Graph compares total shareholder returns of Telular since September 30, 2007, to three indices: the NASDAQ Stock Market (U.S.) Index, the NASDAQ Telecommunications Index and the Zacks Industry Index – Computer and Technology Sector. The total return calculations assume the reinvestment of dividends, when appropriate, and are based on the returns of the component companies weighted according to their capitalizations as of the end of each monthly period. The NASDAQ Stock Market (U.S.) Index tracks the aggregate return of all equity securities traded on the NASDAQ Global Markets OMX and the NASDAQ Composite. The NASDAQ Telecommunications Index tracks the aggregate return of equity securities of telecommunications companies traded on the NASDAQ Global OMX and the NASDAQ Composite.  The Zacks Industry Index – Computer and Technology Sector tracks the aggregate return of technology companies, including electronics, medical and other related technology industries.

Telular's Common Stock is traded on the NASDAQ Global Market OMX. Telular’s stock price on the last trading day of its fiscal year, September 30, 2012, was $9.90.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
September 2012
200.00
180.00
160.00
140.00
120.00
100.00
80.00
60.00
40.00
20.00
0.00
2007
2008
2009
2010
2011
2012
Telular Corporation
NASDAQ Stock Market (US Companies)
NASDAQ Telecommunications Index
Zacks Industry Index - Computer and Technology Sector (10XSEC)

ITEM 6.  SELECTED FINANCIAL DATA

The following table is a summary of certain condensed statement of operations and balance sheet information of Telular. The table lists historical financial data of Telular for the fiscal years ended September 30, 2012, 2011, 2010, 2009 and 2008. The selected financial data were derived from audited financial statements. The summary should be read in conjunction with financial statements and notes thereto appearing in Item 8 of this report.

	Year ended September 30,
	(In thousands, except share data)

	2012 (c)	2011	2010		2009	2008 (a)

Results of Operations:
Total revenue	$79,847	$50,498	$47,354		$47,194	$66,154

Income before income taxes	9,749	6,446	3,755		2,350	6,101
Loss from discontinued operations	-	-	-		(419)	(7,480)
Net income (loss)	5,899	4,154	38,121	(b)	1,866	(1,379)

Per Share Data:
Basic:
Income before discontinued operations	$0.37	$0.28	$2.55		$0.13	$0.32
Loss from discontinued operations	$-	$-	$-		$(0.02)	$(0.39)
Net income (loss)	$0.37	$0.28	$2.55		$0.11	$(0.07)

Dilutive:
Income before discontinued operations	$0.34	$0.26	$2.49		$0.13	$0.32
Loss from discontinued operations	$-	$-	$-		$(0.02)	$(0.39)
Net income (loss)	$0.34	$0.26	$2.49		$0.11	$(0.07)

Dividends Per Share of Common Stock	$0.44	$1.40	$-		$-	$-

As of September 30 - balance sheet data:
Total assets	$113,185	$67,804	$81,551		$40,325	$47,969
Current loans payable	3,750	-	-		-	-
Long term obligations	24,786	249	529		-	-
Stockholders' equity	71,131	60,427	74,887		35,422	40,167

(a)
In July 2007, Telular formulated a plan to sell the net assets of its Fixed Cellular phone (“FCP”) segment and exit the FCP market. During the third quarter of fiscal 2008, Telular determined it would be unable to secure a buyer for the FCP segment and made a strategic decision to abandon the FCP segment effective June 30, 2008. As a result, the FCP segment has been segregated and classified as discontinued operations and amounts for all periods presented have been reclassified to reflect this classification.

(b)	Net income for fiscal 2010 was significantly higher due to the reversal of the valuation allowance on net deferred tax assets of $34,505.
(c)	Fiscal 2012 results from operations includes eight months of SkyBitz operations. SkyBitz was purchased on February 1, 2012.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

Telular develops products and services that utilize wireless networks to provide data connectivity among people and machines. Telular’s software-as-a-service (“SaaS”) offerings are created through Telular’s competence in developing complex software systems and wireless electronics that utilize the data transport capabilities of today’s commercial wireless networks. To enable these services, Telular is a significant reseller of such commercial wireless services.

Telular generates a majority of its revenue through the delivery of M2M services such as event monitoring and asset tracking services through its Telguard, SkyBitz and TankLink services. A portion of its revenue comes from the sale of specialty wireless hardware products designed by Telular for use exclusively with its M2M services. Telular's operating expense levels are based in large part on its expectations for its future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and Telular's operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in “Forward Looking Information” and in Item 1A, Risk Factors.

The market for Telular’s products is primarily in North and South America and consists of a number of vertical applications including Telguard security alarm conveyance; SkyBitz asset tracking; and TankLink storage tank monitoring. These markets are addressed primarily through indirect channels consisting of third party agents, Value Added Resellers (“VARs”) and distributors along with in-house sales and customer support teams.  A direct sales model is utilized for certain large customers in each line of business. Fabrication of Telular’s products is accomplished through contract manufacturers located in China, Mexico and the United States.

Telular believes that its future success depends on its ability to continue to meet customers’ needs through product innovation, including the creation of event monitoring services that can be sold with products. Research and development activities sponsored by Telular for the years ended September 30, 2012, 2011 and 2010 were $4,139, $2,623 and $3,010, respectively. Telular anticipates research and development activities to continue at approximately the same levels as in the past.

The following details areas of product delivery and research during fiscal 2012 and anticipated in fiscal 2013.

Telguard - Telular’s engineering team continues to update the Telguard product and service portfolio through incremental feature development, both in hardware devices and software functionality.  In fiscal 2012, Telular completed and launched the conversion of the entire Telguard hardware product line to 3G/4G capability. While most of the development for our 3G/4G conversion was accomplished in fiscal 2011, we launched the products in 2012 and also modified and released the TG1X, our largest volume seller, during 2012.  Product innovation within this space is important for the long-term success of Telguard and we expect to continue to enhance our Telguard software platform and underlying hardware products going forward. In fiscal 2012, the Telguard Message Center (“TMC”) which contains the underlying core software for the Telguard service, was enhanced such that Telular can offer service to dealers in Canada. Furthermore, the architecture of TMC will be updated so that it can support even more end-user, feature development and increased traffic volumes in the future. During fiscal 2013 we plan to enhance dramatically the interactive services and home automation features of our Telguard service line.

SkyBitz - SkyBitz was acquired by Telular on February 1, 2012 and on that same day, SkyBitz released to the market its newest hardware device, the GTP series, which for the first time provides global satellite tracking capability via the Iridium satellite network.  Subsequent to the release of the first GTP model, additional work was undertaken to complete variations of that device that allowed for GPS location capability; remote antenna mounting; and cargo sensing capability.  For fiscal 2013, we are working on improving SkyBitz’s terrestrial device as well as releasing an updated version of its InSight SaaS application.

TankLink – During fiscal 2012, TankLink introduced its intrinsically safe device as well as an expanded array of differential pressure sensors which allow the solution to work in a wider range of applications, including for gasoline, solvents, and corrosive acids.  Telular plans to further enhance all elements of the TankLink portfolio during fiscal 2013 to update the hardware as well as support additional customer use cases for the solution.

Other M2M Solutions –Telular continues to evaluate additional M2M markets to determine the viability of creating or acquiring a product and/or service in these markets.

OUTLOOK

The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

Telular expects to expend most of its marketing and product development resources on the M2M space, including continuing to capitalize on its favorable market position in the domestic security alarm market by virtue of its well-regarded Telguard offering, as well as continuing to improve overall penetration in the asset tracking and tank level monitoring markets through SkyBitz and TankLink, respectively.

UNIT SALES

During fiscal 2012, Telular sold approximately 133,200 Telguard units, compared with approximately 90,200 Telguard units for fiscal 2011. We sold approximately 6,500 tank monitoring units in fiscal 2012, as compared to sales of 6,400 tank monitoring units in fiscal 2011.  SkyBitz sold approximately 30,200 asset tracking units in fiscal 2012. Our Telguard subscriber base increased in fiscal 2012 to approximately 617,500, up from approximately 563,500 subscribers in fiscal 2011.  This increase was a result of the introduction of two new products, TG1 Express and our PERS unit (personal emergency response system) in addition to converting our Telguard product line to 3G/4G.  TankLink products continued to see increase market penetration and acceptance. Telular implemented a targeted pricing discount program and will continue to develop new customer relationships to maintain sales volumes.  The Telguard Advantage Program (“TAP”) was implemented to offer security dealers the opportunity to achieve preferred pricing for Telguard products. We expect Telguard product sales of between 30,000 and 40,000 units on a quarterly basis throughout fiscal 2013 and increased unit sales for our asset tracking and tank monitoring products.

SERVICE REVENUE

Service revenues in our event monitoring segment have grown consistently year over year, increasing to $34,381 in fiscal 2012 from $31,161 in fiscal 2011. In addition, SkyBitz contributed $12,001 of asset tracking service revenues for fiscal 2012. Total service subscribers increased, from approximately 586,100 subscribers at the end of fiscal 2011 to approximately 839,800 subscribers at the end of fiscal 2012. Telular ended fiscal year 2012 with an average revenue per unit (“ARPU”) of $5.29. Service revenue was 58% and 62% of total revenues for fiscal 2012 and 2011, respectively.

Telguard service ARPU, was $4.34 for fiscal 2012, as compared to $4.14 for fiscal 2011. The increase in ARPU was due to the combination of adding new subscribers during the year while eliminating lower ARPU customers as a result of the account reconciliation project of a major customer.

RECENT DEVELOPMENTS

On November 6, 2012, Telular announced the declaration of an increase in its quarterly dividend from $0.11 per share to $0.12 per share.  The dividend was paid on November 30, 2012 to shareholders of record at the close of business on November 20, 2012. The dividend was paid in cash and in additional restricted stock units (“RSUs”), as required by the restricted stock agreement. The cash portion of the dividend was $2,036 and was paid to holders of Telular’s common stock on the date of record.  Holders of RSUs, on the date of record, received an additional 5,319 RSUs valued at $52. The effect on Telular’s financial statements was to reduce cash by $2,036, increase non-cash compensation by $52 and decrease equity by $2,088.

RESULTS OF OPERATIONS
(In Thousands, Except Share Data and Unit Data)

Fiscal Year 2012 Compared to Fiscal Year 2011

Revenues and Costs of Sales

			Change
	2012	2011	Amount	Percentage
Revenues by Segment:
Event monitoring	$57,304	$50,498	$6,806	13%
Asset tracking	22,543	-	22,543	> 100%
Total revenues	$79,847	$50,498	$29,349	58%

			Change
	2012	2011	Amount	Percentage
Revenues
M2M service revenue	$46,382	$31,161	$15,221	49%
M2M hardware sales	32,260	16,089	16,171	101%
Subtotal M2M	78,642	47,250	31,392	66%
Other product sales	1,205	3,248	(2,043)	-63%
Total revenue	79,847	50,498	29,349	58%
Cost of sales
M2M service cost of sales	12,925	10,773	2,152	20%
M2M hardware cost of sales	23,166	11,046	12,120	110%
Subtotal M2M	36,091	21,819	14,272	65%
Other product cost of sales	1,164	3,527	(2,363)	-67%
Total cost of sales	37,255	25,346	11,909	47%
Gross margin	$42,592	$25,152	$17,440	69%

Revenues

Segment
EM revenues increased 13% primarily due to an 18% increase in Telguard revenues and a 21% increase in TankLink revenues offset by a decrease of 63% in terminal product revenues. Telguard revenues increased primarily as a result of introduction of new product offerings such as our TG1 Express, PERS and the conversion of our product lines to 3G/4G technology. TankLink’s increase in revenues is primarily due to a stronger demand for tank monitoring products. The decrease in our terminal revenues reflects Telular’s exit from that line of business.

Telular purchased SkyBitz on February 1, 2012. There were no revenues in fiscal 2011 for the AT segment.

Type
M2M service revenue increased 49% primarily due to the inclusion of SkyBitz in fiscal 2012 and an increase in billable units as a result of stronger demand for new product offerings. Billable units increased to 839,800 at September 30, 2012 from 586,100 at September 30, 2011. Telguard ARPU increased slightly from $4.24 at the end of fiscal 2011 to $4.37 at the end of fiscal 2012.  Combined ARPU for Telguard, TankLink and SkyBitz was $5.47 as of September 30, 2012. Service revenue represented 58% and 62% of total revenues for fiscal years 2012 and 2011, respectively.

M2M hardware revenues increased 101%. Telular sold approximately 169,800 monitoring and tracking hardware units during fiscal 2012 compared to 96,600 for fiscal 2011. This increase was primarily due to the inclusion of SkyBitz in fiscal 2012 and to increased sales of security products as a result of new product offerings and the conversion of the products in that line of business to 3G/4G technology.

Cost of Sales

M2M service costs increased 20% primarily as a result of including SkyBitz in fiscal 2012.  As a percentage of service revenue, service cost was 28% for fiscal 2012 and 35% for fiscal 2011.  This decrease was due to the migration to a cellular carrier that has reduced rates.  The reduction of costs related to this migration began in the third quarter of fiscal 2011. Gross margin for M2M services was 72% in fiscal 2012 as compared to 65% in fiscal 2011. This increase in gross margin is primarily due to an increase in customers with a higher ARPU.

M2M hardware cost of sales increased 110% primarily due to including SkyBitz sales in fiscal 2012, an increase in sales volume for both Telguard and TankLink products and a slight increase in per unit costs for the Telguard 3G/4G products. As a percentage of M2M hardware product revenue, M2M hardware cost of sales was 72% in fiscal 2012 as compared to 69% in fiscal 2011. Gross margin for M2M hardware was 28% in fiscal 2012 as compared to 31% in fiscal 2011.  This decrease was primarily due to the increase in unit costs to produce the 3G/4G products.

Operating Expenses

			Change		% of Revenues
	2012	2011	Amount	Percentage	2012	2011

Engineering and development	$7,644	$4,580	$3,064	67%	9%	9%
Selling and marketing	11,073	7,171	3,902	54%	14%	14%
General and administrative	13,531	7,056	6,475	92%	17%	14%
	$32,248	$18,807	$13,441		40%	37%

Engineering and Development
Engineering and development expenses increased $3,064 primarily due to including SkyBitz expenses in fiscal 2012 of $2,221, and the following increases in engineering and development expenses for Telular and TankLink:
•	$580 of salaries and related benefits attributable to an increase in personnel;
•	$144 in outside services related to increased usage of engineering consultants for specific projects to augment existing staff;
•	$70 of facility costs and expenses for product design and prototype builds; and,
•	$49 of various other expenses including travel and recruitment fees.

Selling and Marketing
Selling and marketing expenses increased $3,902 primarily due to including SkyBitz expenses in fiscal 2012 of $3,372, and the following increases in selling and marketing expenses for Telular and TankLink:
•	$220 of salaries and related benefits attributable to increases in customer support staff;
•	$274 in third-party services which includes commissions paid to outside agents as a result of increased sales volumes; and,
•	$36 of travel and various other expenses.

General and Administrative (G&A)
G&A expenses increased $6,475 primarily due to including SkyBitz expenses in fiscal 2012 of $6,370, of which $3,586 was an increase in amortization expense due to capitalized intangibles related to the acquisition and an increase of $105 of G&A expenses related to Telular and TankLink. The components of the $105 increase are as follows:
•	$327 increase in expenses related to the acquisition of SkyBitz;
•	$151 increase in amortization costs related to the intangibles assets capitalized as part of the acquisition of the SMARTank business unit from SmartLogix;
•	$57 increase in bank fees related to the amortization of the bank loan used for the acquisition of SkyBitz;
•	$45 increase in investor relations expenses and NASDQ fees;
•	$254 decrease in legal expenses as Telular was able to successfully resolve a patent infringement lawsuit in the fourth quarter of fiscal 2011; and
•
$221 decrease in salaries and related payroll benefits. In the first quarter of fiscal 2011, Telular paid a one-time bonus to holders of stock option in conjunction with the payment of Telular’s special dividend. There was no similar expense recorded in fiscal 2012.

Other (Expense) income
Other (expense) income decreased $696 in fiscal 2012 compared to fiscal 2011. This decrease was due to the increase in interest expense related to the Second Amended Loan Agreement with SVB entered into in connections with the purchase of SkyBitz.

Income Taxes
The provision for income taxes increased $1,558 to $3,850 for fiscal 2012 as compared to $2,292 for fiscal 2011 primarily due to the increase in taxable income as a result of non-deductible expenses related to the acquisition of SkyBitz.

Net Income
Telular recorded net income of $5,899, or $0.34 per fully diluted share for fiscal 2012 compared to net income of $4,154 or $0.26 per fully diluted share for fiscal 2011.  This represents a 42% increase and is attributable to increased gross margins while holding operating costs constant as a percentage of revenues.

Fiscal Year 2011 Compared to Fiscal Year 2010

In fiscal years 2011 and 2010, Telular presented consolidated financial information under one reportable segment.

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

Service margins, as a percentage of service revenues, increased to 65% in fiscal year 2011 from 60% in fiscal year 2010.  This increase was primarily due to reductions in fulfillment costs and higher ARPUs.

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
Offsetting these increases was a $36 decrease in payroll expenses resulting from $231 in decreases in salaries and benefits as a result of reduced headcount, partially offset by a $195 increase in bonuses as a result of a one-time bonus paid to holders of stock options in conjunction with the payment of Telular’s special dividend; and, a $47 decrease in consulting expenses as a result of reduced utilization of contract engineers. Telular expects to fill open positions in fiscal 2012.

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
•
$282 in outside services and third party commissions primarily related to a service agreement with SmartLogix in which Telular appointed SmartLogix as an exclusive sales representative for the purpose of selling tank monitoring equipment and services to customers in the fuels and lubricants market.  Telular purchased the SMARTank business unit from SmartLogix on January 7, 2011; and,

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

Income Taxes
Telular recorded a current income tax provision of $299 and a deferred income tax provision of $1,993 for fiscal year 2011 as compared with a current provision of $139 and a deferred income tax benefit of $34,505 for fiscal year 2010.  The increase in the current provision was primarily due to the increase in federal and state taxable income in fiscal year 2011.  The deferred tax benefit was due to the reversal of the valuation allowances on net deferred tax assets; primarily Telular’s net operating loss carryforwards.

Net Income
Telular recorded net income of $4,154 or $0.26 per fully diluted share for fiscal 2011 compared to net income of $38,121 or $2.49 per fully diluted share for fiscal year 2010.  This decrease was primarily due to the income tax benefit recorded from the reversal of net deferred tax asset valuation allowances in fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Management regularly reviews Telular’s working capital and available borrowings in addition to its cash and cash equivalent balance to determine if it has enough cash to operate the business. On September 30, 2012, Telular had cash and cash equivalents of $12,676 and net working capital of $16,630, compared to cash and cash equivalents of $12,642 and net working capital of $15,515 a year earlier.

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

Simultaneous with the acquisition of SkyBitz on February 1, 2012, Telular executed a Second Amended and Restated Loan and Security Agreement (the “Second Amended Loan Agreement”) with SVB.  Under the Second Amended Loan Agreement, Telular borrowed $30,000 in the form of a term loan that was applied as a portion of the cash consideration for the acquisition of SkyBitz. The term loan matures on February 1, 2017, the 5th anniversary of the amendment.  The loan requires quarterly payments of interest and principal, with annual principal amortization of 10%, 15%, 20%, 20% and 25% in each of the first five years, respectively, with the final 10% due on the maturity date. At the option of Telular, interest will be incurred based on a rate ranging from 2.25% to 2.75% (depending on the calculation of the senior leverage ratio) above the published LIBOR rates, or at a rate of .25% to .75% above the Prime interest rate.  The interest rate was 3% as of September 30, 2012.  The Second Amended Loan Agreement requires Telular to comply with certain financial covenants such as maintaining a maximum senior leverage ratio and a minimum fixed charge coverage ratio.  The loan is secured by substantially all of the assets of Telular. At September 30, 2012 the outstanding loan balance was $28,500 and Telular was in compliance with all financial covenants. As of September 30, 2012, $338 of loan fees and related costs were paid by Telular and are being amortized over the term of the loan.

Management expects trade accounts receivable and inventory to turn into cash in short periods of time. As such, given Telular’s level of cash and cash equivalents, trade accounts receivable and inventory, management believes Telular has adequate resources to fund current and planned operations in a manner consistent with historical practices.  The tables below discuss the liquidity components of continuing operations for fiscal years 2012 and 2011.

Fiscal 2012
Telular generated cash of $12,752 from continuing operations during fiscal 2012 compared to cash generated of $14,442 during the same period of fiscal 2011.  The components of the change for fiscal 2012 are as follows:

$5,899	Net income; cash provided.
(2,659)	The increase in trade accounts receivable is primarily due to increased sales and the timing of product sales during the fourth quarter of fiscal 2012.

(2,885)	The increase in inventory is due to increased inventory levels in long-lead items, primarily in the Asset Tracking segment.

1,667
Trade accounts payable primarily consists of amounts due to Telular's contract manufacturers and monitoring service providers.  The increase was primarily due to the timing of receipt of invoices from these vendors and their payment and as a result of additional trade payables due to the acquisition of SkyBitz.

(200)	The decrease in accrued liabilities was primarily due to payment of the earn-out related to the purchase of the SMARTank line of business.

10,029
Non-cash expenses (benefits): $2,504 from the increase in deferred tax provision related to decrease in net deferred tax assets; $1,489 from stock based compensation; $1,521 from depreciation expense; $4,481 of amortization expense primarily due to the addition of $23,500 of intangibles related to the acquisition of SkyBitz; and, $34 from the loss on disposal of operating assets.

901	Net cash provide by other working capital items is primarily due to increase in current tax provision and to the increased expenditures for intangible assets such as patents.
$12,752	Total cash provided by continuing operations

Fiscal 2011
The Company generated cash of $14,442 from continuing operations during fiscal 2011 compared to cash generated of $10,883 during the same period of fiscal 2010.  The components of the change for  fiscal 2011 are as follows:

$4,154	Income from continuing operations; cash provided.
1,635
The decrease in trade accounts receivable is due to the timely collection of outstanding balances, resulting from a more favorable product mix.  Service revenue represents 62% of Telular's total revenues for the twelve month period ended September 30, 2011.  The accounts receivable associated with this revenue stream are generally collected within 30 days of invoicing. The timely collections along with reduced product billings resulted in the decrease.

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

(18)	Net cash used by other working capital items, primarily the acquisition of intangibles; patents, trademarks, a licensing fee and the increase in income taxes payable.
$14,442	Total cash provided by continuing operations

Capital expenditures for fiscal years 2012 and 2011 were $1,343 and $1,113, respectively.  The 2012 expenditures were primarily for technical improvements to Telular’s message center and related customer website, production test equipment and tooling, product certification costs and improvements to Telular’s internal computer network. The 2011 expenditures were for improvements to internal network equipment, production equipment, such as test stations for new products, and product certification costs for new products. Telular anticipates funding future capital additions with cash from operations.

On July 25, 2008, Telular’s Board approved a plan to repurchase up to $5,000 of Telular’s common stock on the open market.  From August 2008 through March 2010, Telular repurchased 2,108,490 at a cumulative cost of $3,775. On April 27, 2010, Telular’s Board approved an additional repurchase of $3,775. From May 2010 through September 2010, Telular repurchased an additional 123,816 of Telular’s common stock on the open market at a cost of $412.  During fiscal years 2012 and 2011 there were no shares repurchased under the plan. As of September 30, 2012, the approximate dollar value of shares that may yet be purchased under the plan is $4,588.  Additionally, on June 9, 2009, Telular completed a modified ‘Dutch Auction” tender offer buying back 2,344,857 shares of common stock at a cost of $5,386. Cumulatively through September 30, 2012, Telular has repurchased 4,577,163 shares at a cost of $9,573.

Telular generally requires its foreign customers to prepay, obtain letters of credit or qualify for credit. Also, to mitigate the effects of currency fluctuations on Telular’s results of operations, Telular conducts all of its international transactions in US dollars.

The following table sets forth our total contractual obligations as of September 30, 2012:

		Payments Due by Period
		Less than
Contractual Cash Obligations	Total	1 year	1-3 years	4-5 years	After 5 years

Operating leases	$3,733	$1,173	$2,049	$511	$-
Purchase Commitments	11,540	11,540	-	-	-
Total contractual cash obligations	$15,273	$12,713	$2,049	$511	$-

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

Telular recognizes revenue and associated costs from hardware unit sales at the time of shipment of products which is when title transfers. Hardware unit discounts are recorded as a reduction in revenue in the same period that the revenue is recognized.  Telular offers customers the right to return hardware units that do not function properly within a limited time after delivery, see the section entitled “Reserve for Warranty” below. Telular continuously monitors and tracks such hardware unit returns and records a provision for the estimated amount of such future returns, based on historical experience.  While such returns have historically been within expectations, Telular cannot guarantee that it will continue to experience the same return rates that it has experienced in the past.  Any significant increase in hardware unit failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize.

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

Allowance for Doubtful Accounts

Telular maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payment for products and services.  Telular evaluates the collectability of customer receivables by considering the payment history and the financial stability of its customers.  If Telular believes that an account receivable may not be collected, a charge is recorded to the allowance account. At September 30, 2012 and 2011, the allowance for doubtful accounts related to trades accounts receivable from continuing operations was $351 and $39, respectively.  The increase in the allowance for doubtful accounts is attributable to the inclusion of SkyBitz’s allowance for doubtful accounts.

Reserve for Inventory Obsolescence

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Telular generally considers inventory quantities greater than a one-year supply, based on current year activity, to be excess, unless that inventory has alternative uses. Telular also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At September 30, 2012 and 2011, the inventory reserves were $283 and $649, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves. The decrease in the reserve for inventory obsolescence reflects the disposition of obsolete inventory related to terminal products.

Reserve for Warranty

Telular maintains a reserve for products that are returned within Telular’s warranty period due to inoperability. Telular has different warranty periods for its different product groups: the security monitoring products has a 24 month warranty period; the asset tracking and tank monitoring products typically have a 12 month warranty period. Significant management judgment is required to determine the warranty reserve.  Telular utilizes historical information regarding units returned within the appropriate warranty period and the costs incurred to repair returned units. Telular then estimates required warranty reserves for future products that may be returned.  As of September 30, 2012 and 2011, the warranty reserve was $1,542 and $115, respectively. The increase in the warranty reserve is due to the inclusion of SkyBitz’s warranty reserve, primarily related to five-year warranties offered in past years as a consideration to certain customers.  SkyBitz is no longer offering such warranties.

Goodwill and Intangible Assets

Telular evaluates the fair value and recoverability of goodwill, in accordance with Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350), (“ASU 350”), at least annually or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Telular first assesses various qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The following are examples, though not all inclusive, of events and circumstances that shall be considered:
•	macroeconomic conditions;
•	industry and market conditions such as industry in which the entity operates and competition;
•	product cost factors;
•	overall company financial performance and entity-specific events such as changes in management; and,
•	sustained decrease in share price.

If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, Telular will then perform impairment tests to determine the fair value of the reporting unit. In determining fair value and recoverability, Telular makes projections regarding future cash flows. These projections are based on assumptions and estimates of:
•	growth rates for net revenues, cost of sales and operating expenses for the monitoring and terminal businesses;
•	anticipated future economic conditions;
•	the assignment of discount rates relative to risk associated with companies in similar industries; and,
•	estimates of terminal values.

An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount. As of September 30, 2012 and 2011, goodwill was not impaired.

Telular reviews for the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Telular evaluates recoverability of other intangible assets by comparing the amount of the intangible asset to future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets calculated using a discounted cash flow analysis.

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

Telular has recorded significant valuation allowances that are intended to be maintained until it is more likely than not the deferred tax asset will be realized. As of September 30, 2012 and 2011, the valuation allowance of $5,711 and $5,612, respectively, is primarily for state net operating losses that will expire before they can be realized. The realization of the remaining deferred tax assets is primarily dependent on future taxable income in the appropriate state jurisdiction.  Significant factors that could negatively impact Telular’s determination of the recognition of the net deferred tax assets would be changes in the ownership of Telular and changes in tax laws and rates.  Based on Internal Revenue Code Section 382 (“Section 382”), changes in the ownership of Telular may limit the utilization of net operating loss carryforwards. Any Section 382 limitation may require that Telular record an additional valuation allowance against its deferred tax assets. Management is not aware, at this time, of any such ownership changes that would have a negative impact on the recognition of the net deferred tax assets. Any reduction in future taxable income may require that Telular record an additional valuation allowance against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a material impact on Telular’s future earnings.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.  The State of Illinois increased its corporate income tax rate from 7.3% to 9.5% in January 2011. The State also suspended the use of net operating losses to offset current taxable income for three years. Telular implemented a tax strategy that would lower taxable income apportioned to Illinois, thereby lowering the current state tax payable. This strategy reduced Telular’s estimated use of future net operating losses in Illinois, resulting in the increase in the valuation allowance against the net deferred tax assets which increased Telular’s deferred tax provision in fiscal 2011.

During fiscal 2010, Telular reversed $37.0 million of valuation allowance after a comprehensive assessment of deferred tax asset realizability that was triggered by the achievement of three years of cumulative book income.  The primary rationale for the reversal of the valuation allowance and thus, the realization of deferred tax assets, is the assumption that Telular will generate sufficient future taxable income.  This conclusion is based on forecasted taxable income over the period that existing net operating losses are scheduled to expire.  Reasons that there is now sufficient forecasted taxable income include (1) the exit from the FCP market in fiscal 2007 which had been generating significant operating losses, and (2) Telular’s continued focus in recent years towards growing its higher margin recurring service.  With these key strategic changes, Telular’s current operating model provided the basis upon which it was reasonable to assume that taxable income would continue.  Telular’s taxable income forecast used as the basis for this determination was a conservative estimate for taxable income growth from 2010 through 2016, and no growth thereafter.  Further, the forecast did not incorporate any new business lines or depend upon any material transaction such as an acquisition or any other unusual or non-routine event to achieve the results necessary in order to realize the estimated taxable income.

Under the uncertain tax position provisions of ASC 740, Income Taxes, Telular would recognize liabilities for tax issues in the U.S based on Telular’s estimate of whether, and the extent to which, additional taxes will be due.  These tax liabilities would be recorded in income taxes in the Consolidated Balance Sheets.  As of September 30, 2012 and 2011, Telular has no uncertain tax positions recorded in its financial statements. Telular does not include interest and penalties related to income tax matters in income tax expense.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The discussion of recently issued accounting pronouncements is hereby incorporated by reference from Item 8, notes to consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Telular frequently invests available cash and cash equivalents in short term instruments such as certificates of deposit, commercial paper and money market accounts. Although the rate of interest paid on such investments may fluctuate over time, each of Telular’s investments is made at a fixed interest rate over the duration of the investment. All of these investments have maturities of less than 90 days. Telular believes its exposure to market risk fluctuations for these investments is not material as of September 30, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Telular Corporation

We have audited the accompanying consolidated balance sheets of Telular Corporation (a Delaware corporation) and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. Our audit of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telular Corporation and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Telular Corporations’ internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Chicago, Illinois
December 14, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Telular Corporation

We have audited Telular Corporation’s (a Delaware Corporation) internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Telular Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Telular Corporation’s internal control over financial reporting based on our audit.  Our audit of, and opinion on, Telular Corporation’s internal control over financial reporting does not include internal control over financial reporting of SkyBitz, Inc., a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting 48 and 28 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2012. As indicated in Management’s Annual Report on Internal Control over Financial Reporting, SkyBitz, Inc. was acquired during 2012 and therefore, management’s assertion on the effectiveness of Telular Corporation’s internal control over financial reporting excluded internal control over financial reporting of SkyBitz, Inc.

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

In our opinion, Telular Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Telular Corporation as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2012, and our report dated December 14, 2012, expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on the effectiveness of internal control over financial reporting as it relates to SkyBitz, Inc.

/s/ GRANT THORNTON LLP
Chicago, Illinois
December 14, 2012

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	September 30,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$12,676	$12,642
Trade accounts receivable, net	12,224	5,859
Inventories, net	7,478	3,005
Deferred taxes, net	687	672
Prepaid expenses and other current assets	833	465
Total current assets	33,898	22,643

Property and equipment, net	3,346	2,282
Other assets:
Goodwill	20,288	7,502
Intangible assets, net	22,550	3,469
Long term deferred taxes, net	32,706	31,839
Other	397	69
Total other assets	75,941	42,879
Total assets	$113,185	$67,804

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$5,855	$2,916
Accrued liabilities	7,532	4,212
Income taxes payable	131	-
Current portion of long term debt	3,750	-
Total current liabilities	17,268	7,128

Long term debt	24,750	-
Other long term liabilities	36	249
Total long term liabilities	24,786	249
Total liabilities	42,054	7,377

Stockholders' equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 21,353,738 and 19,712,493 shares issued at September 30, 2012 and 2011, respectively	213	197
Additional paid-in capital	193,420	181,266
Dividends	(28,613)	(21,248)
Accumulated deficit	(84,316)	(90,215)
Treasury stock, at cost; 4,577,163 shares at September 30, 2012 and 2011, respectively	(9,573)	(9,573)
Total stockholders' equity	71,131	60,427
Total liabilities and stockholders' equity	$113,185	$67,804

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year Ended September 30,
	2012	2011	2010

Revenue
M2M service revenue	$46,382	$31,161	$27,459
M2M hardware sales	32,260	16,089	16,300
Subtotal M2M	78,642	47,250	43,759
Other product sales	1,205	3,248	3,595
Total revenue	79,847	50,498	47,354

Cost of sales
M2M service cost of sales	12,925	10,773	10,964
M2M hardware cost of sales	23,166	11,046	13,272
Subtotal M2M	36,091	21,819	24,236
Other product cost of sales	1,164	3,527	3,141
Total cost of sales	37,255	25,346	27,377

Gross margin	42,592	25,152	19,977

Operating expenses
Engineering and development expenses	7,644	4,580	4,562
Selling and marketing expenses	11,073	7,171	5,935
General and administrative expenses	13,531	7,056	6,119
Total operating expenses	32,248	18,807	16,616

Income from operations	10,344	6,345	3,361
Other (expense) income	(595)	101	394
Income before income taxes	9,749	6,446	3,755
Provision (benefit) for income taxes	3,850	2,292	(34,366)
Net income	$5,899	$4,154	$38,121

Net income per common share:
Basic	$0.37	$0.28	$2.55
Diluted	$0.34	$0.26	$2.49

Weighted average number of common shares outstanding:
Basic	16,136,335	15,035,218	14,926,145
Diluted	17,129,691	15,906,030	15,320,011

Dividends paid per share of common stock	$0.44	$1.40	$-

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)

	Common Stock and						Total
	Additional Paid-In						Stock-
	Capital			Accumulated	Treasury Stock		holders'
	Amount	Shares	Dividends	Deficit	Amount	Shares	Equity

Balance at September 30, 2009	$177,073	19,365	$-	$(132,490)	$(9,161)	(4,453)	$35,422

Comprehensive and Net Income	-	-	-	38,121	-	-	38,121
Stock based compensation expense	1,596	-	-	-	-	-	1,596
Stock issued:
Options exercised	160	84	-	-	-	-	160
Treasury stock purchased	-	-	-	-	(412)	(124)	(412)

Balance at September 30, 2010	178,829	19,449	-	(94,369)	(9,573)	(4,577)	74,887

Comprehensive and Net Income	-	-	-	4,154	-	-	4,154
Stock based compensation expense	1,201	-	-	-	-	-	1,201
Stock issued:
Options exercised	607	171	-	-	-	-	607
Awards issued	475	92	-	-	-	-	475
Dividends paid	-	-	(20,897)	-	-	-	(20,897)
Dividend equivalent units issued	351	-	(351)	-	-	-	-

Balance at September 30, 2011	181,463	19,712	(21,248)	(90,215)	(9,573)	(4,577)	60,427

Comprehensive and Net Income	-	-	-	5,899	-	-	5,899
Stock based compensation expense	1,489	-	-	-	-	-	1,489
Stock issued:
Purchase of SkyBitz	8,687	992	-	-	-	-	8,687
Options exercised	4,515	867	-	-	-	-	4,515
Stock withheld for strike price and taxes on options exercised	(2,652)	(315)	-	-	-	-	(2,652)
Restricted stock units converted	-	112	-	-	-	-	-
Stock withheld for taxes on restricted stock conversions	(82)	(14)	-	-	-	-	(82)
Dividends paid	-	-	(7,152)	-	-	-	(7,152)
Dividend equivalent units issued	213	-	(213)	-	-	-	-

Balance at September 30, 2012	$193,633	21,354	$(28,613)	$(84,316)	$(9,573)	(4,577)	$71,131

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended September 30,
	2012	2011	2010
Operating Activities:
Net income	$5,899	$4,154	$38,121
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation	1,521	1,045	855
Amortization	4,481	742	293
Stock based compensation expense	1,489	1,676	1,611
Loss on disposal of operating assets	34	49	26
Deferred income taxes	2,504	1,994	(34,505)
Changes in assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable	(2,659)	1,635	533
Inventories	(2,885)	2,252	2,982
Prepaid expenses and other assets	(42)	(111)	(265)
Trade accounts payable	1,667	(315)	988
Accrued liabilities	(200)	1,228	208
Income Taxes Payable	943	93	36
Net cash provided by operating activities	12,752	14,442	10,883

Investing Activities:
Acquisition of property and equipment	(1,343)	(1,113)	(857)
Purchase of SkyBitz	(42,855)	-	-
Purchase of SMARTank	-	(7,921)	-
Net cash used in investing activities	(44,198)	(9,034)	(857)

Financing Activities:
Proceeds from bank loan	30,000	-	-
Payment of bank loan	(1,500)	-	-
Stock issued for purchase of SkyBitz	8,687	-	-
Proceeds from the exercise of stock options	1,445	453	160
Payment of dividends	(7,152)	(20,897)	-
Purchases of treasury stock, at cost	-	-	(412)
Net cash provided by (used in) financing activities	31,480	(20,444)	(252)

Net increase (decrease) in cash and cash equivalents	34	(15,036)	9,774

Cash and cash equivalents, beginning of period	12,642	27,678	17,904
Cash and cash equivalents, end of period	$12,676	$12,642	$27,678

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

1.  Description of Business

Telular Corporation (“Telular”) develops products and services that utilize wireless networks to provide data connectivity among people and machines. Telular’s software-as-a-service (“SaaS”) offerings are created through Telular’s competence in developing complex software systems and wireless electronics that utilize the data transport capabilities of today’s commercial wireless networks. To enable these services, Telular is a significant reseller of both wireless and satellite services.

2. Summary of Significant Accounting Policies

Consolidation
The consolidated financial statements include the accounts of Telular and its wholly owned subsidiaries, SkyBitz, Inc., Telular-Adcor Security Products, Inc., Telular International, Inc. and TankLink Corporation. All intercompany balances and transactions have been eliminated.

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

Telular recognizes revenue and associated costs from hardware unit sales at the time of shipment of products which is when title transfers. Hardware unit discounts are recorded as a reduction in revenue in the same period that the revenue is recognized.  Telular offers customers the right to return hardware units that do not function properly within a limited time after delivery, see the section entitled “Warranty” below. Telular continuously monitors and tracks such hardware unit returns and records a provision for the estimated amount of such future returns, based on historical experience.  While such returns have historically been within expectations, Telular cannot guarantee that it will continue to experience the same return rates that it has experienced in the past.  Any significant increase in hardware unit failure rates and the resulting credit returns could have a material adverse impact on operating results for the period or periods in which such returns materialize.

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

Financial Instruments
Financial instruments that potentially subject Telular to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The credit risks related to cash and cash equivalents are limited to Telular’s investments of cash in money market funds and the possibility that the per-unit value of these funds may decline below $1.00. As of September 30, 2012 and 2011, the per-unit value of these funds was $1.00.

	September 30,
	2012	2011

Cash	$12,593	$12,559
Money market funds	83	83
Total cash and cash equivalents	$12,676	$12,642

At September 30, 2012 and 2011, the majority of Telular’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank (“SVB”), and are federally insured only up to $250. Telular regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments.  Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising Telular’s customer base. For international sales, Telular generally receives payment in advance of shipment or irrevocable letters of credit that are confirmed by U.S. banks. Telular performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible.

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

Telular evaluates the fair value and recoverability of goodwill, in accordance with Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350), (“ASU 350”), at least annually or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Telular first assesses various qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The following are examples, though not all inclusive, of events and circumstances that shall be considered:
•	macroeconomic conditions;
•	industry and market conditions such as industry in which the entity operates and competition;
•	product cost factors;
•	overall company financial performance and entity-specific events such as changes in management; and,
•	sustained decrease in share price.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

If, after assessing the totality of events or circumstances, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, Telular will then perform impairment tests to determine the fair value of the reporting unit. In determining fair value and recoverability, Telular makes projections regarding future cash flows. These projections are based on assumptions and estimates of:
•	growth rates for net revenues, cost of sales and operating expenses for the monitoring and terminal businesses;
•	anticipated future economic conditions;
•	the assignment of discount rates relative to risk associated with companies in similar industries; and,
•	estimates of terminal values.

An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount. As of September 30, 2012 and 2011, goodwill was not impaired.

Telular reviews for the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Telular evaluates recoverability of other intangible assets by comparing the amount of the intangible asset to future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets calculated using a discounted cash flow analysis.

On January 7, 2011 Telular acquired certain assets and liabilities underlying the SMARTank line of business from SmartLogix, Inc. (“SmartLogix”) (see Note 21). Telular recorded goodwill of $4,343 as a result of the purchase.   On February 1, 2012 Telular purchased 100% of the capital stock of SkyBitz (see Note 21).  Telular recorded goodwill of $12,786 as a result of the purchase. At September 30, 2012, Telular’s goodwill balance was $20,288, of which $7,502 related to the Event Monitoring (“EM”) segment and $12,786 related to the Asset Tracking (“AT”) segment. See Note 15, for further discussion on Telular’s reportable segments.

Telular evaluates the impairment of goodwill at least annually.  Based upon the goodwill impairment test, Telular determined that the goodwill of $20,288 and $7,502 was not impaired in fiscal 2012 and 2011, respectively.  Additionally, no triggering events occurred during fiscal 2012 and fiscal 2011 that would have required a separate impairment analysis.

Intangible assets consist of backlog, customer relationships, capitalized technology, licensing agreements, patents and trademarks. The customer relationships and capitalized technology were recorded as part of the acquisition of the SMARTank line of business or purchased during the 2011 fiscal year. They were recorded at fair value and are being amortized over their estimated useful lives over a period of 24 to 96 months, using the straight-line method. As part of the SkyBitz purchase, additional intangibles were recorded for backlog, customer relationships, capitalized technology, patents and trademarks during fiscal 2012.  They were recorded at fair value and are being amortized over their estimated useful lives over a period of 36 to72 months, using the straight-line method.  No indicators of impairment have occurred related to the intangible assets as of September 30, 2012 and 2011.

Property and Equipment
Property and equipment are stated at cost. Depreciation and amortization are computed using straight-line methods over the assets’ useful lives ranging from 3 to 10 years. Depreciation expense was $1,521, $1,045 and $855 for 2012, 2011 and 2010, respectively.

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

The following table reconciles the dilutive effect of common stock equivalents:

	For the Year Ended September 30,
	2012	2011	2010
Common Shares:
Basic weighted average common shares outstanding	16,136,335	15,035,218	14,926,145
Dilutive effect of stock options	675,661	622,145	261,769
Dilutive effect of restricted stock units	317,695	248,667	132,097
Dilutive effect of warrants	-	-	-
Total	17,129,691	15,906,030	15,320,011

Net Income	$5,899	$4,154	$38,121

Net income per common share -
Basic	$0.37	$0.28	$2.55
Diluted	$0.34	$0.26	$2.49

The following stock options and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share:

	For the Year Ended September 30,
	2012	2011	2010

Stock options	15,000	456,204	1,584,847
Restricted Stock Units	2,809	-	-
Warrants	50,000	50,000	50,000
	67,809	506,204	1,634,847

The weighted average exercise prices of the stock options for 2012, 2011 and 2010 were $4.33, $4.13 and $4.04, respectively.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Telular valued stock options granted using the Black-Scholes valuation method using the following assumptions:

	For the Year Ended September 30,
	2012			2011	2010

Volatility		61%		0%	67%
Expected term (yrs)		3.8		0.0	4.0
Risk free interest rate	0.61%	-	0.65%	0.00%	3.50%
Dividend yield		6.7%		0.0%	0.0%

Telular did not grant any stock options in fiscal year 2011.

Telular recognized stock-based compensation expense as follows:

	For the Year Ended September 30,
	2012	2011	2010

Stock based compensation:
Stock options	$398	$294	$1,295
Restricted stock	1,091	907	316
Common stock	-	475	-
	$1,489	$1,676	$1,611

Fair Value of Financial Instruments
For certain of Telular’s financial instruments, including cash and cash equivalents, trade receivables, accounts payable, accrued liabilities and short term portion of long-term debt, the carrying amounts approximate fair value due to their short maturities. The fair value of Telular’s long-term debt approximates fair value due to credit risk or current market rates which approximates the effective interest rates on that instrument.

Research and Development Costs
Research and development costs for the years ended September 30, 2012, 2011 and 2010, were $4,139, $2,623 and $3,010 respectively, and are included in engineering and development expense.

Shipping and Handling Costs
Shipping and handling costs of $780, $468 and $349 were included in cost of sales for the years ended September 30, 2012, 2011 and 2010, respectively.

Warranty
Telular provides warranty coverage for a period of 12 months on its asset tracking and tank monitoring equipment, and 24 months on event monitoring products from the date of shipment.  A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting
Telular reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions regarding resource allocation and assessing performance as the source of Telular’s reportable segments. Information about Telular’s major customers and geographic data is also disclosed. The determination of Telular’s reporting segments was made under ASC 280, Segment Reporting, (see Note 15).

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Recently Issued Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles – Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 established authoritative guidance on testing indefinite-lived intangible assets for impairment, allowing companies to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired.  This ASU is similar to the goodwill impairment testing guidance in ASU 2011-08, which Telular adopted in fiscal 2012. This guidance is effective for Telular’s first quarter in fiscal year 2013.  Telular does not anticipate the adoption of this update to have a significant impact on the results of operations or financial position.

In October 2012, the FASB issued Accounting Standards Update No. 2012-04, Technical Corrections and Improvements (“ASU 2012-04”).  ASU 2012-04 contains amendments to source literature and amendments that provide clarification through updating wording and correcting references. The update is not intended to significantly change generally accepted accounting principles.  It will be effective for Telular’s fiscal 2013. Telular does not anticipate the adoption of this update to have a significant impact on the results of operations or financial position.

3. Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit. An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services.  Trade accounts receivable, net of the allowance for doubtful accounts are as follows:

	September 30,
	2012	2011

Trade receivables	$12,575	$5,898
Less: allowance for doubtful accounts	(351)	(39)
	$12,224	$5,859

The increase in the allowance for doubtful accounts is attributable to the inclusion of SkyBitz’s allowance for doubtful accounts.

4. Inventories

Inventories consist of the following:

	September 30,
	2012	2011

Raw materials	$850	$1,559
Finished goods	6,911	2,095
	7,761	3,654
Less: reserve for obsolescence	(283)	(649)
	$7,478	$3,005

The decrease in the reserve for inventory obsolescence reflects the disposition of obsolete inventory related to terminal products.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

5. Property and Equipment

Property and equipment consists of the following:

	September 30,
	2012	2011

Furniture and fixtures	$320	$108
Computer equipment	4,953	3,177
Machinery and equipment	8,101	3,769
Leasehold improvements	745	461
Product certification costs	631	546
	14,750	8,061
Less accumulated depreciation and amortization	(11,404)	(5,779)
Property and equipment, net	$3,346	$2,282

Property, plant and equipment increased $6,689 primarily due to the acquisition of SkyBitz, which accounted for  $5,477, and additions during the year of $1,343, less disposals of $131. The $1,343 of additions in fiscal 2012 consisted of: $423 of technical improvements to Telular’s message center and related customer website; $367 of product test equipment and tooling; $230 for internal computer network improvements; $122 for equipment under managed services; $85 for product certifications; $60 for replacement and new personal computers for employees; and $56 for various other items such as furniture and fixtures and leasehold improvements.

6. Goodwill and Intangible Assets

Goodwill
Goodwill as of September 30, 2012 and 2011 is as follows:

Balance at September 30, 2010	$3,159
Acquisition of SMARTank	4,343
Impairment of goodwill	-
Balance at September 30, 2011	7,502

Acquisition of SkyBitz	12,786
Impairment of goodwill	-
Balance at September 30, 2012	$20,288

The increase in goodwill of $4,343 during fiscal 2011 relates to the purchase of the SMARTank business unit from SmartLogix. See footnote 21 – Business Combination, for a further discussion of the purchase of the SMARTank business unit. The goodwill associated with this purchase is deductible for income tax purposes over a 15 year period.

The increase in goodwill of $12,786 during fiscal 2012 is attributable to Telular’s acquisition of SkyBitz. See footnote 21 – Business Combination, for a further discussion of the purchase of the SkyBitz business unit. The goodwill will not be deductible for income tax purposes.

As of September 30, 2012, goodwill attributable to the EM segment was $7,502 and goodwill attributable to the AT segment was $12,786.

Intangibles
As a result of purchasing SkyBitz on February 1, 2012, Telular recorded $23,500 of intangible assets in accordance with generally accepted accounting principles for business combinations.  The intangibles associated with this purchase are not deductible for income tax purposes.  Additionally, in fiscal 2012 Telular incurred $62 of costs related to new patents and trademarks.

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

Telular is amortizing these intangible assets over a period of 24 to 96 months. The balances as of September 30, 2012 and 2011 are as follows:

	Weighted Average	2012			2011
	Useful Life		Accumulated			Accumulated
	(in months)	Cost	Amortization	Net	Cost	Amortization	Net

Customer Relationships	70.6	$13,120	$(2,724)	$10,396	$4,040	$(971)	$3,069
Developed Technology	53.3	6,450	(1,233)	5,217	320	(192)	128
Backlog	36.0	5,560	(1,236)	4,324	-	-	-
Tradename	58.2	2,870	(495)	2,375	140	(96)	44
Patents & Trademarks	60.0	178	(39)	139	116	(18)	98
License Agreement	75.0	150	(59)	91	150	(35)	115
Non-Compete Agreement	36.0	20	(12)	8	20	(5)	15
Total intangible assets		$28,348	$(5,798)	$22,550	$4,786	$(1,317)	$3,469

Amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Fiscal Year
2013	$6,255
2014	6,099
2015	4,462
2016	3,200
2017	1,994
Thereafter	540
$22,550

7. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,
	2012	2011

Payroll and benefits expense	$2,999	$1,848
Warranty	1,542	115
Acquisition earnout	290	933
Other	2,701	1,316
	$7,532	$4,212

The increase in accrued liabilities is primarily due to the acquisition of SkyBitz.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

8. Accrued Warranty

The following table is a summary of Telular’s accrued warranty obligation for continuing operations:

	For the Year Ended September 30,
	2012	2011

Balance at the beginning of the period	$115	$95
Opening balance from acquisition during the period	1,677	-
Warranty expense during the period	137	269
Warranty payments made during the period	(387)	(249)
Balance at the end of the period	$1,542	$115

The increase in accrued warranty is primarily due to the extended warranty SkyBitz provided to certain customers prior to Telular’s acquisition of SkyBitz. The extended warranty balance was $1,123 at September 30, 2012. This type of warranty is no longer being offered and it is anticipated that the accrual balance will decline over the next fiscal year.

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

Simultaneous with the acquisition of SkyBitz on February 1, 2012, Telular executed the Second Amended and Restated Loan and Security Agreement (the “Second Amended Loan Agreement”) with SVB.  Under the Second Amended Loan Agreement, Telular borrowed $30,000 in the form of a term loan which was applied as a portion of the cash consideration for the acquisition of SkyBitz. The term loan matures on February 1, 2017, the 5th anniversary of the amendment.  The loan requires quarterly payments of interest and principal, with annual principal amortization of 10%, 15%, 20%, 20% and 25% in each of the first five years, respectively, with the final 10% due on the maturity date.  At the option of Telular, interest will be incurred based on a rate ranging from 2.25% to 2.75% (depending on the calculation of the senior leverage ratio) above the published LIBOR rates, or at a rate of .25% to .75% above the Prime interest rate.  The interest rate was 3% as of September 30, 2012. The Second Amended Loan Agreement requires Telular to comply with certain financial covenants such as maintaining a maximum senior leverage ratio and a minimum fixed charge coverage ratio.  The loan is secured by substantially all of the assets of Telular. At September 30, 2012 the outstanding loan balance was $28,500 and Telular was in compliance with all financial covenants. As of September 30, 2012, $338 of loan fees and related costs were paid by Telular and are being amortized over the term of the loan.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

10. Income Taxes

Telular’s has provided for income taxes based on U.S tax laws and rates. Deferred tax assets and liabilities are determined based on the difference between GAAP financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. For the fiscal years 2012, 2011 and 2010, income tax expense (benefit) consisted of the following:

	For the Year Ended September 30,
	2012	2011	2010
Current:
Federal	$991	$170	$106
State	354	128	33
Current income tax provision	1,345	298	139

Deferred:
Federal	2,549	1,219	(32,607)
State	(44)	775	(1,898)
Deferred income tax provision (benefit)	2,505	1,994	(34,505)
	$3,850	$2,292	$(34,366)

In fiscal 2010, Telular determined that it was more likely than not that it would be able to recognize, in the future, the benefits of certain deferred tax assets.  Therefore, the valuation allowances associated with these deferred tax assets was reversed and a deferred tax benefit was recorded.  The deferred tax provision for fiscal 2011 represents the utilization of deferred tax assets, primarily net operating loss carryforwards (“NOLs”). The valuation allowance associated with these deferred tax assets was reversed to reflect the utilization of the net deferred tax assets and the expiration of certain NOLs. The fiscal 2012 current federal and state tax provisions and deferred federal and state provisions changed as a result of the acquisition of SkyBitz which increased taxable income for Telular.

The provision for income taxes differs from the amount obtained by applying the statutory tax rate as follows for the years ended September 30:

	2012	2011	2010
Provision for income taxes at statutory rate	34.0%	34.0%	34.0%
Increases (decreases) in taxes resulting from:
Valuation allowance	0.0%	-0.4%	-949.2%
State taxes net of federal benefit	2.0%	1.3%	0.6%
Permant and other differences	3.5%	0.7%	-0.6%
	39.5%	35.6%	-915.2%

 For fiscal 2012, the increase in Telular’s effective tax rate was primarily due to certain items related to the acquisition of SkyBitz that are not deductible for taxes.   At September 30, 2012 and 2011, Telular had NOLs of approximately $109,942 and  $85,790, respectively, for income tax purposes that will expire in varying amounts from 2013 through 2028.

Telular accounts for uncertainties in income taxes pursuant to ASC 740 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109) (“FIN 48”). The guidance prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions.  In the first step of the two-step process prescribed in the interpretation, Telular evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  In the second step, Telular measures the tax benefit at the percentage that is cumulatively greater than 50% likely of being realized upon ultimate settlement with the relevant tax authority. Accordingly, Telular has determined that there is a less than 50% likelihood that its research and development (R&D) tax credits would be sustained upon audit as Telular has not completed gathering the necessary documentation required by the taxing authority to substantiate the credit.  In fiscal year 2009 Telular had a full valuation allowance against the net deferred tax assets. In fiscal 2010, Telular has eliminated this deferred tax asset because Telular does not plan on taking these credits on future tax returns. This has no impact on Telular’s effective tax rate.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

In fiscal 2012 and 2011, Telular had no reportable uncertain tax positions under FIN 48.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	For the Year Ended September 30,
	2012	2011	2010

Balance at beginning of year	$-	$-	$2,834

Reductions:
For expiring credits	-	-	(348)
For eliminated credits	-	-	(2,486)

Balance at end of year	$-	$-	$-

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Telular’s deferred tax assets are as follows:

	September 30,
	2012	2011
Deferred tax assets:
Reserve for inventory obsolescence	$117	$231
Allowance for doubtful accounts	132	13
Fixed assets	61	5
Intangible assets	172	43
Non-cash compensation	1,245	1,698
Alternative minimum tax credits	579	324
Accrued liabilities	860	427
Net operating loss carryfowards	44,011	35,810
Other	129	1
Total deferred tax assets	47,306	38,552

Deferred tax liabilities:
Intangible assets	(7,751)	(282)
Fixed assets	(331)	(29)
Production certification costs	(120)	(118)
Total deferred tax liabilities	(8,202)	(429)
Net deferred tax asset	39,104	38,123
Less valuation allowance	5,711	5,612
Net deferred tax assets	$33,393	$32,511

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

In fiscal 2010, Telular, as a result of three years of cumulative book tax income, analyzed the need for a full valuation allowance against its net deferred tax assets.  This analysis considered all available positive and negative evidence including Telular’s past operating results, the existence of cumulative losses and Telular’s forecast of future taxable income. In estimating future taxable income, Telular developed assumptions including the amount of future federal and state pre-tax operating income, the reversal of temporary differences, the utilization of NOLs to offset taxable income and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates Telular is using to manage the underlying business. In fiscal 2012, the valuation allowance increased by $99, primarily due to the valuation allowance applied to a long-term capital loss that Telular believes may not be deductible before expiration. In fiscal 2011, the valuation allowance decreased by $5,421 primarily due to expiring NOLs.  The remaining valuation is for state NOLs that Telular anticipates will expire unutilized in future periods.

In connection with accounting for stock-based compensation, Telular elected to follow the tax ordering laws to determine the sequence in which deduction, NOLs and tax credits are utilized.

Telular files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. As of September 30, 2012, Telular is no longer subject to U.S. federal examination by taxing authorities for years prior to 2008. Telular is currently undergoing a U.S federal income tax audit for the years 2010 and 2009.  As of December 14, 2012, there has been no determination made by the IRS. Income tax returns for fiscal years 2010, 2011 and 2012 are still open for examination.  However, utilization of NOLs that were generated in years prior to 2008 may result in a prior tax year being open for IRS examination.

Telular has concluded Illinois, New York and Texas state audits for years 2004 through 2006.  Tax years 2007 through 2012 remain open to examination by multiple state taxing jurisdictions.

Telular also files sales and use tax returns in various states. Telular has concluded Illinois and California for the period October 1, 2007 through September 30, 2010 and New York sales and use tax audits for March 1, 2007 through February 28, 2010. Tax years 2008 through 2012 remain open to examination by multiple state taxing jurisdictions.

Based on Internal Revenue Code Section 382, changes in the ownership of Telular may limit the utilization of NOLs of Telular. Any limitation to the utilization of NOLs may result in the unused NOLs expiring and may require that Telular record an additional valuation allowance against its deferred tax assets. For the fiscal years 2012 and 2011, there were no limitations on the utilization of Telular’s NOLs under Internal Revenue Code Section 382.

11. Commitments

Telular occupies certain facilities and rents certain equipment under various operating lease agreements expiring at various dates through July 2018. Telular leases office and warehouse facilities in Florida, Georgia, Illinois and Virginia under operating leases that expire from December 2012 through July 2018. Many of the lease agreements include escalation clauses and the Florida, Georgia and Virginia office leases have the option to renew. Rent expense for continuing operations for the years ended September 30, 2012, 2011, and 2010 was $1,036, $760 and $788, respectively. As of September 30, 2012 and 2011, Telular had $78 and $30, respectively of capital lease obligations related to computer equipment. Lease amortization expense for fiscal years 2012 and 2011 was $37 and $7 , respectively. Lease amortization expense is included in depreciation expense. Future minimum obligations for continuing operations under noncancelable operating leases and capital leases are as follows:

Fiscal Year
2013	$1,173
2014	831
2015	674
2016	544
2017	279
Thereafter	232
$3,733

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

On September 11, 2006, Telular entered into an agreement with Speedy-Tech Electronics Ltd. ("Speedy") relating to the manufacturing of final assemblies of Telular’s products.  Either party may terminate the agreement upon 90 days prior written notice to the other party.  Under the agreement, Telular has the right to offset amounts due to Telular from Speedy against amounts owed to Speedy by Telular.  As of September 30, 2012 and 2011, Telular had $6,083 and $2,266, respectively, in open purchase commitments pursuant to this agreement.

On January 5, 2009, Telular entered into an agreement with Creation Technologies Wisconsin Inc. (“Creation”) under which Creation will provide fulfillment services and manufacture final assemblies of certain of Telular’s products. Either party may terminate the agreement upon six months prior written notice to the other party. Under the agreement, Telular has the right to offset amounts due to it from Creation against amounts owed to Creation by Telular.  As of September 30, 2012 and 2011, Telular had $1,243 and $1,348, respectively, in open purchase commitments with Creation.

Telular, through SkyBitz, has entered into an agreement with Flextronics International Ltd (“Flextronics”) to manufacture final assemblies of SkyBitz’s products.  This agreement with Flextronics automatically renews annually for one-year terms. The agreement with Flextronics may be terminated by either party upon written notice delivered 90 days prior to renewal.  As of September 30, 2012, SkyBitz had $635 in open purchase commitments with Flextronics. Additionally, SkyBitz has entered into a five-year agreement with a key supplier to manufacture modems that are included in SkyBitz’s new line of products.  As of September 30, 2012, SkyBitz had $205 in open purchase commitments with this key supplier.

12. Redeemable Preferred Stock and Preferred Stock

At September 30, 2012 and 2011, Telular had 21,000 shares of $0.01 par value Redeemable Preferred Stock authorized and none outstanding and 9,979,000 shares of $0.01 par value Preferred Stock authorized and none outstanding.

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

On July 25, 2008, Telular’s Board approved a plan to repurchase up to $5,000 of Telular’s common stock on the open market.  During fiscal 2008, 383,207 shares were repurchased at a cost of $1,127. In fiscal 2009, 1,725,283 shares were repurchased under the plan at a cost of $2,648.  Additionally, on June 19, 2009, Telular completed a modified “Dutch Auction” tender offer buying back 2,344,857 shares of common stock at a cost of $5,386. In fiscal 2010, 123,816 shares were repurchased under the plan at a cost of $412. No shares were repurchased in fiscal years 2012 and 2011.  Treasury stock is recorded at cost and is presented as a reduction to stockholders’ equity.

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

The following table summarizes the number of Common Shares reserved and available for issuance under the Plans at September 30, 2012:

	Reserved	Available to Issue
Stock Incentive Plan	3,450,000	41,811
2008 Employee Stock Incentive Plan	1,875,000	704,979
Non-employee Director Stock Incentive Plan	645,000	101,188

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Stock Options
The following table displays all stock option activity as of September 30, 2012 including stock options granted under the Plans and the Stock Option Agreements:

	2012		2011		2010
	Options (000's)	Weighted- Average Exercise Price	Options (000's)	Weighted- Average Exercise Price	Options (000's)	Weighted- Average Exercise Price

Outstanding at beginning of the year	2,054	$4.13	2,242	$4.04	1,982	$4.06
Granted	203	6.23	-	-	505	3.98
Exercised	(865)	4.28	(181)	2.85	(84)	1.91
Canceled	(5)	7.68	(7)	8.45	(161)	5.25
Outstanding at end of the year	1,387	$4.33	2,054	$4.13	2,242	$4.04

The following table summarizes information about options outstanding at September 30, 2012:

Range of Exercise Prices			Outstanding as of September 30, 2012 (000's)	Weighted- Average Remaining Contractual Life (in years)	Outstanding Weighted- Average Exercise Price	Exercisable as of September 30, 2012 (000's)	Exercisable Weighted- Average Exercise Price

$1.48	-	2.49	258	2.47	$1.70	258	$1.70
2.50	-	4.67	483	2.74	3.41	471	3.42
4.68	-	7.93	535	3.64	5.64	363	5.58
7.94	-	9.09	111	1.68	8.14	95	7.99
			1,387	2.95	$4.33	1,187	$4.08

Stock option activity for 2012 was as follows:

	Shares (000's)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value ($000's)

Outstanding as of September 30, 2011	2,054	$4.13
Granted	203	6.23
Exercised	(865)	4.28
Canceled	(5)	7.68
Outstanding as of September 30, 2012	1,387	$4.33	2.95	$7,725

Exercisable as of September 30, 2012	1,187	$4.08	2.66	$6,913

Total intrinsic value of options exercised for 2012, 2011 and 2010 was $3,633, $302 and $83 respectively. At September 30, 2012, the total compensation cost of non-vested awards not yet recognized was $149. The weighted-average period over which the total compensation cost of non-vested awards not yet recognized is expected to be 2.1 years as of September 30, 2012.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Stock Awards
The following tables summarize RSU and PSU activity under the Plans during the years ended September 30, 2012, 2011 and 2010:

RSUs	2012			2011			2010
	Weighted- Average Grant Price	Number of Units (000's)	Value of Units ($000's)	Weighted- Average Grant Price	Number of Units (000's)	Value of Units ($000's)	Weighted- Average Grant Price	Number of Units (000's)	Value of Units ($000's)

Balance at October 1	$3.46	289	$1,000	$2.32	199	$462	$1.51	151	$227
RSUs granted	8.44	30	255	6.74	35	235	4.86	48	235
Credited DEUs (1)	7.87	16	121	5.47	55	303	-	-	-
RSUs released	3.40	(56)	(190)	-	-	-	-	-	-
RSUs canceled and forfeited	-	-	-	-	-	-	-	-	-
Balance at September 30	$4.25	279	$1,186	$3.46	289	$1,000	$2.32	199	$462

PSUs	2012			2011			2010
	Weighted- Average Grant Price	Number of Units (000's)	Value of Units ($000's)	Weighted- Average Grant Price	Number of Units (000's)	Value of Units ($000's)	Weighted- Average Grant Price	Number of Units (000's)	Value of Units ($000's)

Balance at October 1	$6.73	165	$1,108	$-	-	$-	$-	-	$-
PSUs granted at target	7.43	119	887	6.74	157	1,060	-	-	-
Additional shares issued above target (2)	6.73	3	21	-	-	-	-	-	-
Credited DEUs (1)	7.93	12	94	6.49	8	48	-	-	-
PSUs released	6.76	(115)	(778)	-	-	-	-	-	-
PSUs canceled and forfeited	8.73	(15)	(130)	-	-	-	-	-	-
Balance at September 30 (3)	$7.11	169	$1,202	$6.73	165	$1,108	$-	-	$-

(1) Represents dividend equivalent units credited to the directors and employees based upon their RSU holdings on the dates Telular paid their quarterly dividends.
(2) Represents additional shares issued to employees after final performance metrics exceeded specified targets.
(3) Represents the number of shares expected to be issued after all PSUs are vested.

Telular issued RSUs to its directors for their services in fiscal years 2012, 2011 and 2010. The restricted stock units vest 12 months from the grant date but are not exercisable until the director terminates their position or if there is a change in Telular’s ownership.  Telular calculates the cost of restricted stock awards and restricted stock units as the fair market value of Telular’s common stock on the date of grant. Additionally, under the terms of the Restricted Stock Agreement holders of RSUs will receive a dividend equivalent unit (“DEU”) each time a dividend is paid on Telular’s common stock. During fiscal years 2012 and 2011, Telular issued DEUs to its directors which were recorded as a dividend on common stock.

On June 30, 2010, it was determined that the RSUs include a provision that permits the directors to select either a cash payment in lieu of issuance of common stock or the conversion of the RSU into common stock. The cash payment feature is limited to the fair value of the common stock as of the date of grant. This provision created a tandem award where there are in effect two awards included within the RSU. The first part of the award is the cash payment limitation, which is accounted for as a liability, and the second part of the award is accounted for as an option. Accordingly, Telular revised its accounting for the RSUs to reclassify $324 of stock compensation expense previously identified in shareholders’ equity to reflect this liability.

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

In fiscal 2011, Telular awarded performance stock units (“PSUs”) to officers and employees based on the price of Telular’s common stock on the date of issuance. These PSUs were earned based on the level of achievement of certain fiscal 2011 performance measures and will vest ratably from the grant date through September 30, 2013. As of September 30, 2011, the determination date, it was determined that the officers and employees achieved 102% of the performance targets, resulting in additional PSUs issued in fiscal 2012 of 3,177 valued at $21.  At the determination date, the vesting schedule for the earned performance based PSUs was as follows: one-third immediately, one-third on September 30, 2012 and the remaining one-third on September 30, 2013.  Upon vesting, providing the recipient remains employed by Telular, Telular will issue common stock to the recipient. The expense will be recorded on a pro-rata basis over the vesting period. During fiscal 2011, in accordance with the stock compensation plan, Telular issued DEUs to its officers and employees which were recorded as a dividend on common stock.

In fiscal 2012, Telular awarded PSUs to officers and employees based on the price of Telular’s common stock on the date of issuance. These PSUs will be earned based on the level of achievement of certain fiscal 2012 performance measures and will vest ratably from the grant date through September 30, 2014. As of September 30, 2012, the determination date, it was determined that the officers and employees achieved 106.5% of the performance targets, resulting in additional PSUs issued in fiscal 2013 of 4,819 valued at $11.  At the determination date, the vesting schedule for the earned performance based PSUs was as follows: one-third immediately, one-third on September 30, 2013 and the remaining one-third on September 30, 2014.  Upon vesting, providing the recipient remains employed by Telular, Telular will issue common stock to the recipient. The expense will be recorded on a pro-rata basis over the vesting period. During fiscal 2012, in accordance with the stock compensation plan, Telular issued DEUs to its officers and employees which were recorded as a dividend on common stock.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

14. Dividends

The following table summarizes the dividends declared and paid for the fiscal years ended September 30, 2012 and 2011:

						Additional RSUs Issued, net
Fiscal Year	Record Date	Payable Date	Shares to Be Paid	Per Share Amount	Cash Paid	Shares Issued	Average Per Share Amount	Value of RSUs Issued
2011	11/15/2010	11/22/2010	14,885,058	$1.10	$16,373	42,422	$5.160	$219
	2/14/2011	2/21/2011	15,043,262	$0.10	$1,505	5,843	$7.420	$43
	5/16/2011	5/23/2011	15,075,763	$0.10	$1,508	7,068	$6.220	$44
	8/15/2011	8/22/2011	15,119,918	$0.10	$1,511	7,420	$6.020	$45
				$1.40	$20,897	62,753		$351

2012	11/22/2011	11/29/2011	15,181,842	$0.11	$1,670	7,326	$7.090	$52
	2/14/2012	2/21/2012	16,130,615	$0.11	$1,774	6,725	$7.905	$53
	5/15/2012	5/22/2012	16,668,215	$0.11	$1,871	7,176	$7.410	$53
	8/14/2012	8/21/2012	16,702,377	$0.11	$1,837	5,733	$9.535	$55
				$0.44	$7,152	26,960		$213

Holders of RSUs receive DEUs on each dividend payment date in accordance with the provisions included in the RSU document. These DEUs are then converted into RSUs at a per-unit value that represents the average of the high and low selling price of Telular common stock traded on the dividend payment date.

A special one-time cash dividend of $1.00 per share common stock and a regular quarterly dividend of $0.10 per share of common stock were approved by the Board of Directors on November 4, 2010. During fiscal 2011, Telular paid a regular quarterly dividend was $0.10 per share. During fiscal 2012, Telular paid a regular quarterly dividend of $0.11 per share.

15.  Segment Information and Geographic Data

Telular reports segment information based on the “management” approach.  The management approach designates the internal reporting used by management for making decisions regarding resource allocations and assessing performance as the source of Telular’s reportable segments.

Prior to fiscal 2012, and the acquisition of SkyBitz, Telular presented its operations under a single reporting segment. Subsequent to the SkyBitz acquisition, Telular began managing its business primarily along distinct product functions. Accordingly, Telular has identified its reportable operating segments as Event Monitoring (“EM”) and Asset Tracking (“AT”). Both segments sell M2M products and monitoring services.  The EM segment focuses on products and services that monitor discrete events and reports those events utilizing cellular transceiver devices.  The AT segment provides mobile resource management solutions focusing on over-the-road tracking via satellite.

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Summary information by operating reportable segment for the twelve months ended September 30, 2012, is as follows:

	For the Twelve Months Ended September 30, 2012
	Event Monitoring	Asset Tracking	Corporate	Total

Revenues	$57,304	$22,543	$-	$79,847

Net income (loss) before income taxes	15,445	(952)	(4,744)	9,749

Depreciation and amortization	2,047	3,955	-	6,002

Non-cash compensation	951	190	348	1,489

Property and equipment additions	1,129	214	-	1,343

	As of September 30, 2012
	Event Monitoring	Asset Tracking	Corporate	Total

Identifiable assets	$53,731	$55,044	$12,676	$121,451

Telular exports its products to three regions around the world: Central American/Latin American (CALA), Europe/ Africa (EA) and Asia/Middle East (AME).  Export sales are summarized in the table below:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2012 sales	$189	$1	$1	$191	$79,656	$79,847
Region's sales as % of total export sales	98.96%	0.52%	0.52%	100.00%
Region's sales as % of Total Company sales	0.24%	0.00%	0.00%	0.24%	99.76%	100.00%

Fiscal 2011 sales	$215	$30	$38	$283	$50,215	$50,498
Region's sales as % of total export sales	75.97%	10.60%	13.43%	100.00%
Region's sales as % of Total Company sales	0.43%	0.06%	0.07%	0.56%	99.44%	100.00%

Fiscal 2010 sales	$537	$108	$59	$704	$46,650	$47,354
Region's sales as % of total export sales	76.28%	15.34%	8.38%	100.00%
Region's sales as % of Total Company sales	1.14%	0.23%	0.12%	1.49%	98.51%	100.00%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

16. Major Customers

For the years ended September 30, 2012, 2011 and 2010, Telular derived approximately $20,593 (26%) , $18,915 (37%) and $17,782 (38%) respectively, of its total revenues from one customer located in the United States.  Trade accounts receivable from this customer totaled $1,421, $1,795 and $549 as of September 30, 2012, 2011 and 2010 respectively.

17. Contingencies

Telular is involved in various legal proceedings that arose in the ordinary course of its business. While any litigation contains an element of uncertainty, management believes that the outcome of such proceedings will not have a material adverse effect on Telular’s consolidated results of operations, cash flows or financial position.

18. Employee Benefit Plan

Telular sponsors a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees of Telular. Telular may match employee contributions on a discretionary basis. Telular matched $182, $152 and $129 for the years ended September 30, 2012, 2011 and 2010, respectively. The matched amounts are included in operational expenses for Telular.

19. Supplemental Disclosures of Cash Flow Information

	For the Year Ended September 30,
	2012	2011	2010
Supplemental disclosure of cash flow information:
Interest paid	$529	$-	$-
Income taxes paid	$328	$287	$102

Supplemental disclosure of non-cash investing and financing activities:
Dividend equivalent units awarded to holders of restricted common stock units - 26,962, 62,753 and 0 shares, respectively	$213	$351	$-
Restricted stock units converted to common stock - 98,192, 0 and 0 shares, respectively	$-	$-	$-

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

20. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2012 and 2011:

	Three months ended,
	December 31	March 31	June 30	September 30
Fiscal year 2012
Total revenues	$13,705	$19,794	$22,899	$23,449
Gross margin	7,514	10,426	12,125	12,527
Net income	1,624	1,172	1,482	1,621
Basic income per common share:	$0.11	$0.07	$0.09	$0.10
Diluted income per common share:	$0.10	$0.07	$0.08	$0.09
Fiscal year 2011
Total revenues	$12,090	$12,492	$12,824	$13,092
Gross margin	5,589	6,000	6,969	6,594
Net income	390	111	2,035	1,618
Basic income (loss) per common share:	$0.03	$0.01	$0.14	$0.11
Diluted income (loss) per common share:	$0.02	$0.01	$0.13	$0.10

2012 Shares outstanding:
Basic	15,162,314	16,044,418	16,630,662	16,712,322
Diluted	16,207,864	17,088,771	17,603,574	17,703,794

2011 Shares outstanding:
Basic	14,923,359	15,030,397	15,072,061	15,115,351
Diluted	15,677,326	15,994,650	16,017,257	16,066,238

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

The following table summarizes the preliminary estimated fair value of the assets acquired and the liabilities assumed at the date of the acquisition:

Cash and cash equivalents	$2,334
Accounts receivable	3,706
Inventories, net	1,589
Deferred tax assets - current	796
Other current assets	667
Property and equipment, net	1,276
Customer relationships	9,080
Developed technology	6,130
Tradenames and trademarks	2,730
Backlog	5,560
Other long term assets	48
Deferred tax assets - long term	11,848
Goodwill	12,786
Total assets acquired	58,550

Accounts payable	1,272
Accrued liabilties	4,871
Deferred revenue	280
Deferred tax liabilities - long term	9,258
Other long term liabilities	14
Total liabilities assumed	15,695
Net assets acquired	$42,855

The following summarized unaudited pro forma financial information for the full years ended September 30, 2012 and 2011, assumes the acquisition occurred as of October 1, 2011 and October 1, 2010, respectively:

	Twelve Months Ended September 30,
	2012	2011

Net revenues	$92,565	$85,297
Net income	$6,377	$3,593
Basic income per common share	$0.37	$0.22
Diluted income per common share	$0.35	$0.21

The pro forma results included adjustments for amortization of intangibles acquired, the reduction of interest expense as a result of the elimination of SkyBitz’s debt, the increase in interest expense as a result of the $30,000 of borrowings used to acquire SkyBitz, and the adjustment of income tax expense. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on October 1, 2011 or on October 1, 2010, nor are they necessarily indicative of future consolidated results of operations.

SMARTank Acquisition
On January 7, 2011, Telular acquired certain assets and assumed certain liabilities underlying the SMARTank line of business of SmartLogix, Inc. (“SmartLogix”), Telular’s largest value added reseller of TankLink tank monitoring solutions.  Telular also entered into a Sales and Service Agreement (“Service Agreement”) with SmartLogix. The purchase will be accounted for using the purchase method in accordance with ASU 805. Pursuant to the Asset Purchase Agreement (the “Agreement”), the aggregate purchase price was $7,921, which consisted of: $2,294 of cash paid directly to SmartLogix, $4,484 applied to the existing trade receivable balance due to TankLink from SmartLogix, and $1,143 of accrued earn-outs.  Under the Agreement, Telular agreed to purchase certain net working capital assets for cash, such as trade accounts receivables, inventory, leased monitoring equipment, trade accounts payable and deferred revenue.  The total value of the net working capital of approximately $678 is included in the total cash paid to SmartLogix.  Pursuant to an earn-out provision contained in the Agreement, SmartLogix has the ability to earn a total of $2,400 over a two year period depending on the future performance of SMARTank.  At September 30, 2011, Telular re-assessed the potential payments associated with the earn-out provisions and decreased the accrued earn-out balance $79 to $1,064. The benefit was recorded in selling and marketing expenses. During fiscal 2012, Telular made a payment of $970 related to the earn-out and re-assessed the potential payments associated with the earn-out provision and increased the accrued earn-out by $95. The additional accrual  was recorded in selling and marketing expenses.  As of September 32, 2012, the accrued earn-out balance is $290.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Share Data)

Under the Service Agreement, Telular appointed SmartLogix as an exclusive sales representative for the purpose of selling tank monitoring equipment to customers in the fuels and lubricants market.  Pursuant to the terms in the Service Agreement, Telular will pay SmartLogix a 20% commission on gross product revenue, as well as a commission on service revenue earned on the monitoring units sold, typically calculated as 3 months of related service revenue.  The initial term of the Service Agreement is two years and has been renewed for an additional year.

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

22. Subsequent Events

On November 6, 2012, Telular announced the declaration of an increase in its quarterly dividend from $0.11 per share to $0.12 per share.  The dividend was paid on November 30, 2012 to shareholders of record at the close of business on November 20, 2012. The dividend was paid in cash and in additional restricted stock units (“RSUs”), as required by the restricted stock agreement. The cash portion of the dividend was $2,036 and was paid to holders of Telular’s common stock on the date of record.  Holders of RSUs, on the date of record, received an additional 5,319 RSUs valued at $52. The effect on Telular’s financial statements was to reduce cash by $2,036, increase non-cash compensation by $52 and decrease equity by $2,088.

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

Telular’s management assessed the effectiveness of Telular’s internal control over financial reporting as of September 30, 2012, using the criteria set forth by the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Telular's assessment of the control over financial reporting excluded SkyBitz which was acquired on February 1, 2012. This acquisition constitutes 58% and 48% of net and total assets, respectively, and 28% of net sales of the consolidated financial statements of Telular as of and for the year ended September 30, 2012. Under guidelines established by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition while integrating the acquired company. Based on this assessment, Telular’s management concluded that, as of September 30, 2012, Telular’s internal control over financial reporting was effective based on those criteria. Grant Thornton LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of Telular in this report, has issued an attestation report on the effectiveness of Telular's internal control over financial reporting as of September 30, 2012.

Changes in Internal Control Over Financial Reporting
Telular has begun to integrate SkyBitz into its internal control over financial reporting structure subsequent to the acquisition date. As such there have been changes made during fiscal 2012 associated with the continued establishment and implementation of internal control over financial reporting with respect to SkyBitz.

Except as otherwise discussed above, there were no significant changes in Telular’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that have materially affected, or are reasonably likely to materially affect, Telular’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF TELULAR

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Election of Directors in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 5, 2013, which is incorporated herein.

The Directors’ names and occupations are listed in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 5, 2013. Names and information about executive officers are provided in Item 1 of this filing.

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

ITEM 11. EXECUTIVE COMPENSATION

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Executive Compensation in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 5, 2013, which is incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Security Ownership of Certain Beneficial Owners and Management in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 5, 2013, which is incorporated herein.

Further, for the information required by Item 201(d) of Regulation S-K, reference is made to the information contained under the caption “Option Exercise and Fiscal Year-End Option Values” in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 5, 2013, which is incorporated herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Certain Transactions in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 5, 2013, which is incorporated herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to General Instruction G(3), reference is made to the information contained under the caption Independent Public Accountants in Telular’s definitive proxy statement for the Annual Meeting of Shareholders to be held February 5, 2013, which is incorporated herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1.
The following financial statements are included in Part II, Item 8 of this Form 10-K.
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of September 30, 2012 and 2011
Consolidated Statements of Operations for the years ended September 30, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.
The following financial statement schedule, Schedule II – Valuation and Qualifying Accounts for the years ended September 30, 2012, 2011 and 2010 is filed as part of this report. All other financial statement schedules have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto contained in Part II, Item 8 of this annual report.

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions		Balance at End of Period

Period Ended September 30, 2012
Accumulated amortization of intangible assets	$1,317	$4,481	(1)	$-		$-		$5,798
Valuation allowance of deferred tax asset	5,612	-		117	(2)	(18)	(3)	5,711
Reserve for inventory obsolescence	649	171		503	(2)	(1,040)	(4)	283
Allowance for doubtful accounts	39	349		463	(2)	(500)	(5)	351

Period Ended September 30, 2011
Accumulated amortization of intangible assets	$575	$742	(6)	$-		$-		$1,317
Valuation allowance of deferred tax asset	11,033	-		-		(5,421)	(7)	5,612
Reserve for inventory obsolescence	408	470		-		(229)	(4)	649
Allowance for doubtful accounts	17	57		-		(35)	(5)	39

Period Ended September 30, 2010
Accumulated amortization of intangible assets	$282	$293	(8)	$-		$-		$575
Valuation allowance of deferred tax asset	48,047	-		-		(37,014)	(9)	11,033
Reserve for inventory obsolescence	91	344		-		(27)	(4)	408
Allowance for doubtful accounts	20	19		-		(22)	(5)	17

(1)	Amount represents the amortization of intangible assets related to the acquisitions of TankLink on October 1, 2008, the SMARTank business unit on January 7, 2011, and SkyBitz on February 1, 2012.
(2)	Amounts represent opening balances related to the acquisition of SkyBitz on February 1, 2012.
(3)	Amount represents the additional utilization of state net operating losses previously reserved for in valuation allowance.
(4)	Inventory disposed.
(5)	Accounts receivable written-off.
(6)	Amount represents the amortization of intangible assets related to the acquisitions of TankLink on October 1, 2008 and the SMARTank business unit on January 7, 2011.
(7)	Amount represents the change in the valuation amount for deferred taxes principally due to the expiration and utilization of net operating loss carryforwards.
(8)	Amount represents the amortization of intangible assets related to the acquisition of TankLink on October 1, 2008.
(9)
Amount represents the change in the valuation amount for deferred taxes due principally to the reversal of the valuation allowance as a result of Telular's anticipated utilization of net operating loss carryforwards in future periods.

3.           Exhibits: The information called for by this item is incorporated by reference to the Exhibit Index of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Telular Corporation

Date: December 14, 2012	By: /s/ JOSEPH A. BEATTY
Joseph A. Beatty
President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
s/	JOSEPH A. BEATTY	President, Chief Executive	December 14, 2012
	Joseph A. Beatty	Officer and Director

/s/	JONATHAN M. CHARAK	Senior Vice President,	December 14, 2012
	Jonathan M. Charak	Chief Financial Officer and Secretary

/s/	ROBERT L. DEERING	Chief Accounting Officer	December 14, 2012
Robert L. Deering

/s/	BETSY J. BERNARD	Chairperson of the Board	December 14, 2012
Betsy J. Bernard

/s/	LAWRENCE S. BARKER	Director	December 14, 2012
Lawrence S. Barker

/s/	BRIAN J. CLUCAS	Director	December 14, 2012
Brian J. Clucas

/s/	JOHN HANDY	Director	December 14, 2012
John Handy

/s/	JEFFREY JACOBOWITZ	Director	December 14, 2012
Jeffrey Jacobowitz

/s	M. BRIAN MCCARTHY	Director	December 14, 2012
M. Brian McCarthy

Exhibit Index

Number	Description	Reference

3.1	Certificate of Incorporation	Filed as Exhibit 3.1 to
Registration Statement
No. 33-72096 (the Registration
Statement)

3.2	Amendment No. 1 to Certificate	Filed as
	of Incorporation	Exhibit 3.2 to
the Registration
Statement

3.3	Amendment No. 2 to Certificate	Filed as
	of Incorporation	Exhibit 3.3 to
the Registration
Statement

3.4	Amendment No. 3 to Certificate	Filed as
	of Incorporation	Exhibit 3.4 to
Form 10-Q filed
February 16, 1999

3.5	Amendment No.4 to Certificate	Filed as
	of Incorporation	Exhibit 3.5 to
Form 10-Q filed
February 16, 1999

3.6	By-Laws	Filed as
Exhibit 3.4 to
the Registration
Statement

4.1	Certificate of Designations, Preferences,	Filed as Exhibit 99.2
	and Rights of Series A Convertible Preferred	Form 8-K filed
	Stock	April 25, 1997

10.1	Nonqualified Stock Option Agreement,	Filed as Exhibit 10.42 to
	dated as of October 30, 2001, by and	Form 10-K filed
	between Telular and Larry J. Ford	December 21, 2001

10.2	Telular Corporation Non-employee	Filed as Exhibit 10.22
	Directors’ Stock Incentive Plan	to Form 10-Q filed
February 14, 2003

10.3	Employment Agreement with Joseph A. Beatty dated December 14, 2007	Filed as Exhibit10.1 to Form 8-K filed December 19, 2007

10.4	Retention and Severance Agreement with Jonathan M. Charak dated March 17, 2008	Filed as Exhibit 10.1 to Form 8-K filed on March 19, 2008

10.5	Retention and Severance Agreement with George S. Brody dated July 29, 2008	Filed as Exhibit 10.1 to Form 8-K Filed on August 4, 2008

10.6	Form of Nonqualified Stock Option Plan Agreement Pursuant to the Telular Stock Incentive Plans	Filed as Exhibit 10.6 to Form 10-K Filed on December 14, 2010

10.7	Form of Telular Corporation Restricted Stock Unit Agreement	Filed as Exhibit 10.7 to Form 10-K Filed on December 14, 2010

10.8	First Amended and Restated Non- Employee Director Stock Incentive Plan	Filed as Appendix A to Schedule 14A Filed on December 24, 2007

10.9	2008 Employee Stock Incentive Plan	Filed as Appendix B to Schedule 14A Filed on December 24, 2007

10.10	First Amended and Restated 2008 Employee Stock Incentive Plan	Filed as Appendix A to Schedule 14A Filed on December 18, 2009

10.11	Second Amended and Restated Non-Employee Director Stock Incentive Plan	Filed as Appendix B to Schedule 14A Filed on December 18, 2009

10.12	Agreement and Plan of Merger dated December 3, 2011 by and among SkyBitz, Inc., Telular Corporation, Bluebird Acquisition Corp. and Stockholder Representative	Filed as Exhibit 10.1 To Form 10-Q filed on February 9, 2012

21	Subsidiaries of Registrant	Filed herewith

23.1	Consent of Grant Thornton LLP	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS **	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL	information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Act of 1934, as amended, and otherwise is not subject to liability under these sections.