Form 10-Q
period 2012-12-31
TELULAR CORP
filed 2013-02-11
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended December 31, 2012

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
Large accelerated filer ____	Accelerated filer X
Non-accelerated filer ____	Smaller reporting company ____
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No X

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, as of February 4, 2013, the latest practicable date, was 17,185,542 shares.

TELULAR CORPORATION

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2012	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,160	$12,676
Trade accounts receivable, net	12,289	12,224
Inventories, net	9,315	7,478
Deferred taxes, net	618	687
Prepaid expenses and other current assets	1,606	833
Total current assets	32,988	33,898

Property and equipment, net	3,754	3,346
Other assets:
Goodwill	20,288	20,288
Intangible assets, net	21,024	22,550
Long term deferred taxes, net	32,303	32,706
Other	2,356	397
Total other assets	75,971	75,941
Total assets	$112,713	$113,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$6,469	$5,855
Accrued liabilities	5,385	7,532
Income taxes payable	103	131
Current portion of long term debt	4,125	3,750
Total current liabilities	16,082	17,268

Long term debt	23,625	24,750
Other long term liabilities	25	36
Total long term liabilities	23,650	24,786
Total liabilities	39,732	42,054

Stockholders' equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 21,751,363 and 21,353,738 shares issued at December 31, 2012 and September 30, 2012, respectively	217	213
Additional paid-in capital	195,157	193,420
Dividends	(30,701)	(28,613)
Accumulated deficit	(82,119)	(84,316)
Treasury stock, at cost; 4,577,163 shares at December 31, 2012 and September 30, 2012, respectively	(9,573)	(9,573)
Total stockholders' equity	72,981	71,131
Total liabilities and stockholders' equity	$112,713	$113,185

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended December 31,
	2012	2011
Revenue
M2M service revenue	$13,979	$8,286
M2M hardware sales	10,789	5,031
Subtotal M2M	24,768	13,317
Other product sales	14	388
Total revenue	24,782	13,705

Cost of sales
M2M service cost of sales	4,024	2,310
M2M hardware cost of sales	8,323	3,233
Subtotal M2M	12,347	5,543
Other product cost of sales	12	648
Total cost of sales	12,359	6,191

Gross margin	12,423	7,514

Operating expenses
Engineering and development expenses	2,095	1,287
Selling and marketing expenses	3,165	1,785
General and administrative expenses	3,531	1,874
Total operating expenses	8,791	4,946

Income from operations	3,632	2,568
Other expense	(215)	-
Income before income taxes	3,417	2,568
Provision for income taxes	1,220	944
Net income	$2,197	$1,624

Net income per common share:
Basic	$0.13	$0.11
Diluted	$0.12	$0.10

Weighted average number of common shares outstanding:
Basic	16,969,086	15,162,314
Diluted	17,845,403	16,207,864

Dividends paid per share of common stock	$0.12	$0.11

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)
(Unaudited)

	Common Stock and
	Additional Paid-In						Total
	Capital			Accumulated	Treasury Stock		Stockholders'
	Amount	Shares	Dividends	Deficit	Amount	Shares	Equity

Balance at September 30, 2012	$193,633	21,354	$(28,613)	$(84,316)	$(9,573)	(4,577)	$71,131

Comprehensive and Net Income	-	-	-	2,197	-	-	2,197
Stock based compensation expense	323	-	-	-	-	-	323
Stock issued:
Options exercised	1,888	352	-	-	-	-	1,888
Stock withheld for strike price and taxes on options exercised	(245)	(24)	-	-	-	-	(245)
Restricted stock units converted	-	97	-	-	-	-	-
Stock withheld for taxes on restricted stock conversions	(277)	(28)	-	-	-	-	(277)
Dividends paid	-	-	(2,036)	-	-	-	(2,036)
Dividend equivalent units issued	52	-	(52)	-	-	-	-

Balance at December 31, 2012	$195,374	21,751	$(30,701)	$(82,119)	$(9,573)	(4,577)	$72,981

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended December 31,
	2012	2011
Operating Activities:
Net income	$2,197	$1,624
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	386	273
Amortization	1,571	223
Stock based compensation expense	323	373
Loss on disposal of operating assets	9	3
Deferred income taxes	472	848
Changes in assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable	(65)	46
Inventories	(1,837)	85
Prepaid expenses and other assets	(2,777)	(504)
Trade accounts payable	614	646
Accrued liabilities	(2,435)	(1,014)
Income taxes payable	502	-
Net cash (used in) provided by operating activities	(1,040)	2,603

Investing Activities:
Acquisition of property and equipment	(803)	(252)
Net cash used in investing activities	(803)	(252)

Financing Activities:
Payment of bank loan	(750)	-
Proceeds from the exercise of stock options	1,113	10
Payment of dividends	(2,036)	(1,670)
Net cash used in financing activities	(1,673)	(1,660)

Net (decrease) increase in cash and cash equivalents	(3,516)	691

Cash and cash equivalents, beginning of period	12,676	12,642
Cash and cash equivalents, end of period	$9,160	$13,333

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2012
(Unaudited, in thousands, except share data)

1.           Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2013. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The amounts presented herein are in U.S. dollars and are in thousands, except for per share information.

2.           Summary of Significant Accounting Policies

Financial Instruments
Financial instruments that potentially subject Telular Corporation (“Telular”) to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and trade accounts payable. The credit risks related to cash and cash equivalents are limited to Telular’s investments of cash in money market funds and the possibility that the per-unit value of these funds may decline below $1.00.  As of December 31, 2012 and September 30, 2012, the per-unit value of these funds was $1.00.

	December 31,	September 30,
	2012	2012

Cash	$9,157	$ 12,593
Money market funds	3	83
Total cash and cash equivalents	$9,160	$ 12,676

At December 31, 2012 and September 30, 2012, the majority of Telular’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank (“SVB”) and are federally insured only up to $250. Telular regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments.  Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising Telular’s customer base. For international sales, Telular generally receives payment in advance of shipment or irrevocable letters of credit that are confirmed by U.S. banks. Telular performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible. Credit risks associated with trade accounts payable are limited due to the following: (1) a significant amount of our purchases are from our contract manufactures with whom we have agreements with; (2) substantially all of our significant purchases are done with accepted purchase orders and (3) substantially all of our payments to our vendors are made in U.S. currency. In determining the fair value of its financial instruments, Telular uses Level 1 guidance in which quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets.

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
December 31, 2012
 (Unaudited, in thousands, except share data)

Earnings Per Share
Basic earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock is computed by dividing net earnings by the weighted average number of shares of common stock and common stock equivalents, which relate to the assumed exercise of stock options and warrants and the assumed conversion of restricted stock units

The following table reconciles the dilutive effect of common stock equivalents

	Three Months Ended December 31,
	2012	2011
Common Shares:
Basic weighted average common shares outstanding	16,969,086	15,162,314
Dilutive effect of stock options	518,661	691,928
Dilutive effect of restricted stock units	357,656	353,622
Dilutive effect of warrants	-	-
Total	17,845,403	16,207,864

Net Income	$2,197	$1,624

Income per common share:
Basic	$0.13	$0.11
Diluted	$0.12	$0.10

The following stock options, restricted stock units and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share:

	Three Months Ended December 31,
	2012	2011

Stock options	482,700	433,600
Restricted stock units	8,939	3,606
Warrants	50,000	50,000
	541,639	487,206

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
 (Unaudited, in thousands, except share data)

Stock Based Compensation
Telular has a Stock Incentive Plan, a 2008 Employee Stock Incentive Plan, and a Non-Employee Director Stock Incentive Plan (collectively “the Plans”). Under the Plans, options to purchase shares of Common Stock and stock awards may be granted to all officers, employees and non-employee directors. Stock options have been granted at exercise prices as determined by the Compensation Committee of the Board of Directors to officers, employees and non-employee directors of Telular pursuant to the Plans.

These stock options may vest immediately or over a period of up to three years. All stock options, if not exercised or terminated, expire either on the sixth or the tenth anniversary of the date of grant. Stock awards in the form of restricted stock units (“RSUs”) have been issued to non-employee directors under the Non-Employee Stock Incentive Plan. Additionally, performance stock units (“PSUs”) have been issued to officers and employees under the Stock Incentive Plan and the 2008 Employee Stock Incentive Plan.

Telular recognized stock-based compensation expense as follows:

	Three Months Ended December 31,
	2012	2011

Stock based compensation:
Stock options	$110	$132
Restricted stock	213	241
	$323	$373
Fair Value of Financial Instruments
At December 31, 2012 and September 30, 2012, Telular’s financial instruments included cash and cash equivalents, accounts receivable and accounts payable. The carrying values reported in the consolidated balance sheet for these financials instruments approximate their fair value because of their short maturities. The fair value of Telular’s debt approximates fair value due to credit risk or current market rates which approximates the effective interest rates on that instrument.

Warranty
Telular typically provides warranty coverage for a period of 12 months on its asset tracking and tank monitoring equipment and 24 months on security monitoring products from the date of shipment.  A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience.

The following table is a summary of Telular’s accrued warranty obligation for continuing operations:

	Three Months Ended December 31,
	2012	2011

Balance at the beginning of the period	$1,542	$115
Warranty expense during the period	113	48
Warranty payments made during the period	(225)	(62)
Balance at the end of the period	$1,430	$101

Segment Reporting
Telular reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions regarding resource allocation and assessing performance as the source of Telular’s reportable segments. Information about Telular’s major customers and geographic data is also disclosed. The determination of Telular’s reporting segments were made under ASC 280, Segment Reporting, (see Note 12).

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
 (Unaudited, in thousands, except share data)

Dividends
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

Recently Issued Accounting Pronouncements
During the quarter ended December 31, 2012, there were no issued accounting pronouncements affecting Telular.

3.             Business Combination

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

The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition:

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

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
 (Unaudited, in thousands, except share data)

The following summarized unaudited pro forma financial information for the three months ended December 31, 2011 assumes the acquisition occurred as of October 1, 2011:

Three Months Ended December 31, 2011

Net revenues	$23,505
Net income	$2,153
Basic income per common share	$0.13
Diluted income per common share	$0.13

The pro forma results included adjustments for amortization of intangibles acquired, the reduction of interest expense as a result of the elimination of SkyBitz’s debt, the increase in interest expense as a result of the $30,000 of borrowings used to acquire SkyBitz, and the adjustment of income tax expense. The pro forma results are not necessarily indicative of the results that would have occurred if the acquisition had actually been completed on October 1, 2011 nor are they necessarily indicative of future consolidated results of operations.

4.             Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit.  An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services.  Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	December 31,	September 30,
	2012	2012

Trade receivables	$12,646	$12,575
Less: allowance for doubtful accounts	(357)	(351)
	$12,289	$12,224

The allowance for doubtful accounts increased by $6 primarily as a result of  Telular’s evaluation of older trade  accounts receivable.

5.           Inventories

Inventories consist of the following:

	December 31,	September 30,
	2012	2012

Raw materials	$786	$850
Finished goods	8,940	6,911
	9,726	7,761
Less: reserve for obsolescence	(411)	(283)
	$9,315	$7,478

The reserve for obsolescence increased by $128 primarily related to parts that were no longer being used for the production of current finished goods.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
 (Unaudited, in thousands, except share data)

6.           Property and Equipment

Property and equipment consists of the following:

	December 31,	September 30,
	2012	2012

Furniture and fixtures	$320	$320
Computer equipment	5,326	4,953
Machinery and equipment	8,382	8,101
Leasehold improvements	752	745
Product certification costs	619	631
	15,399	14,750
Less accumulated depreciation and amortization	(11,645)	(11,404)
Property and equipment, net	$3,754	$3,346

Property and equipment increased $649 for the three months ended December 31, 2012 as a result of $803 of expenditures and $154 of equipment disposals.  The expenditures were primarily for the re-architecture of the Telguard website, the establishment of the Telguard message center at a secure offsite location and improvements in Telular’s internal technology network.  The disposals were primarily related to leasehold improvements. Telular's office lease for the Atlanta location expired in December 2012 and a new lease was entered into at a new location. The expense associated with the leasehold improvements disposal was approximately $9.

7.           Goodwill and Intangible Assets

Goodwill as of December 31, 2012 and September 30, 2012 was $20,288. Telular evaluates the fair value and recoverability of the goodwill annually during Telular’s third quarter or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Additionally, Telular will evaluate the fair value of the goodwill recorded in the acquisition of SkyBitz as of February 1, 2013, representing twelve months from the date of purchase, and again in the third quarter. During the first quarter of fiscal 2013, there were no events or changes in circumstances that would indicate that the carrying value of goodwill may not be recoverable.

During the first quarter of fiscal 2013, Telular incurred $45 of costs related to new patents and trademarks.

Telular is amortizing its intangible assets over a period of 24 to 96 months.  The balances are as follows:

	Weighted Average	December 31, 2012			September 30, 2012
	Useful Life		Accumulated			Accumulated
	(in months)	Cost	Amortization	Net	Cost	Amortization	Net

Customer Relationships	70.6	$13,120	$(3,289)	$9,831	$13,120	$(2,724)	$10,396
Developed Technology	53.3	6,450	(1,616)	4,834	6,450	(1,233)	5,217
Backlog	36.0	5,560	(1,699)	3,861	5,560	(1,236)	4,324
Tradename	58.2	2,870	(640)	2,230	2,870	(495)	2,375
Patents & Trademarks	60.0	223	(47)	176	178	(39)	139
License Agreement	75.0	150	(65)	85	150	(59)	91
Non-Compete Agreement	36.0	20	(13)	7	20	(12)	8
Total intangible assets		$28,393	$(7,369)	$21,024	$28,348	$(5,798)	$22,550

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
 (Unaudited, in thousands, except share data)

The amortization expense for the three months ended December 31, 2012 and 2011 was $1,571 and $223 respectively. Telular reviews for the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no events or changes in circumstances during the three months ended December 31, 2012 that would indicate that the carrying value of intangibles may not be recoverable.

Amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Fiscal Year
2013	$4,693
2014	6,108
2015	4,471
2016	3,209
2017	2,003
Thereafter	540
$21,024

8.           Income Taxes

Telular has provided for income taxes based on U.S tax laws and rates. Deferred tax assets and liabilities are determined based on the difference between GAAP financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Telular recorded a tax provision of $1,220 for the three months ended December 31, 2012 as compared to a tax provision of $944 for the three months ended December 31, 2011, representing effective tax rates of 35.7% and 36.8%, respectively. The increase in the tax expense is primarily due to the increase in taxable income. The difference between Telular’s effective tax rate and the 34% statutory rate for the three months ended December 31, 2012 is due primarily to the state taxes and nondeductible expenses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Net deferred tax assets decreased by $472 for the three months ended December 31, 2012.  This decrease was primarily due to the utilization of net operating loss carryforwards and the reduction  of deferred tax liabilities related to intangible assets recorded in the acquisition of SkyBitz which are not deductible for taxes.

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

Based on Internal Revenue Code Section 382, changes in the ownership of Telular may limit the utilization of net operating loss carryforwards of Telular. Telular has determined, as of December 31, 2012, that there are no limitations on the utilization of its net operating loss carryforwards.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
  (Unaudited, in thousands, except share data)

9.             Debt

Simultaneous with the acquisition of SkyBitz on February 1, 2012, Telular executed the Second Amended and Restated Loan and Security Agreement (the “Second Amended Loan Agreement”) with SVB.  Under the Second Amended Loan Agreement, Telular borrowed $30,000 in the form of a term loan which was applied as a portion of the cash consideration for the acquisition of SkyBitz. The term loan matures on February 1, 2017, the 5th anniversary of the amendment.  The loan requires quarterly payments of interest and principal, with annual principal amortization of 10%, 15%, 20%, 20% and 25% in each of the first five years, respectively, with the final 10% due on the maturity date.  At the option of Telular, interest will be incurred based on a rate ranging from 2.25% to 2.75% (depending on the calculation of the senior leverage ratio) above the published LIBOR rates, or at a rate of .25% to .75% above the Prime interest rate.  The interest rate was 3% as of December 31, 2012. The Second Amended Loan Agreement requires Telular to comply with certain financial covenants such as maintaining a maximum senior leverage ratio and a minimum fixed charge coverage ratio.  As long as the senior leverage ratio is greater than 1.0 to 1.0 as of any fiscal year-end, Telular must make additional principal payments based on excess cash flow, as defined, calculated on an annual basis. During January 2013, Telular repaid $1,612 of principal based on this excess cash flow calculation. The loan is secured by substantially all of the assets of Telular. At December 31, 2012 the outstanding loan balance was $27,750 and Telular was in compliance with all financial covenants. Loan fees and related costs of $338 are being amortized over the term of the loan.

10.           Commitments

Telular has entered into agreements with Speedy-Tech Electronics Ltd. (“Speedy”), Creation Technologies Wisconsin Inc. (“Creation”) and Flextronics International Ltd., (“Flextronics”) to manufacture final assemblies of Telular’s products.  Creation also provides fulfillment services to Telular.  The agreement with Speedy may be terminated upon 90 days prior written notice to either party. The agreement with Creation may be terminated upon six months prior written notice to either party.  Under both agreements, Telular has the right to offset amounts due to Telular against amounts owed to the respective vendor by Telular. The agreement with Flextronics automatically renews for one-year terms, and either party may terminate the agreement upon written notice delivered 90 days prior to renewal.  As of December 31, 2012, Telular had $6,139, $1,897 and $1,094 in open purchase commitments with Speedy, Creation and Flextronics, respectively.

11.           Major Customers

For the three months ended December 31, 2012 and 2011, Telular derived approximately $4,480 (18%) and $5,128 (37%), respectively, of its total revenue from one customer located in the United States.

Trade accounts receivable from this customer totaled $1,568 at December 31, 2012 and $1,421 at September 30, 2012.

12.           Segment Information and Geographic Data

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
December 31, 2012
(Unaudited, in thousands, except share data)

Telular evaluates the performance of its operating segments based on net sales, margins, net income before taxes and Adjusted EBITDA, a non-GAAP measure. Net sales are based on the types of products and services sold. Income before taxes for each segment includes net sales to third parties, related costs of sales, operating expenses directly attributable to the segment, expenses allocated from departments that perform services for each segment and other income and expenses directly attributable to the segment.  Costs excluded from segment income before taxes include the following: (1) certain corporate costs directly related to being a publicly traded company, such as exchange fees; (2) corporate costs incurred for the benefit of the consolidated entity, such as insurance, interest expense related to corporate debt and directors’ expenses; (3) a portion of expenses related to corporate level employees, such as salaries and related benefits; and, (4) income taxes which are managed on a consolidated basis. There were no sales between segments and, therefore, there were no inter-segment revenues and profits to eliminate. Segment assets exclude cash and cash equivalents which are managed on a consolidated basis.

Summary information by operating reportable segment for the three months ended December 31, 2012, is as follows:

	For the Three Months Ended December 31, 2012
	Event	Asset
	Monitoring	Tracking	Corporate	Total

Revenues	$15,578	$9,204	$-	$24,782

Net income (loss) before income taxes	4,818	(348)	(1,053)	3,417

Depreciation and amortization	481	1,476	-	1,957

Non-cash compensation	230	36	57	323

Property and equipment additions	607	196	-	803

	As of December 31, 2012
	Event	Asset
	Monitoring	Tracking	Corporate	Total

Identifiable assets	$55,151	$48,402	$9,160	$112,713

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
  (Unaudited, in thousands, except share data)

Telular exports its products to three regions around the world:  Central America / Latin America (“CALA”), Europe / Africa (“EA”) and Asia / Middle East (“AME”).  Export sales for the three months ended December 31, 2012 and December 31, 2011 are summarized in the tables below:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2013 sales	$17	$3	$2	$22	$24,760	$24,782

Region's sales as % of total export sales	77.27%	13.64%	9.09%	100.00%

Region's sales as % of Total Telular sales	0.07%	0.01%	0.01%	0.09%	99.91%	100.00%

Fiscal 2012 sales	$21	$-	$-	$21	$13,684	$13,705

Region's sales as % of total export sales	100.00%	0.00%	0.00%	100.00%

Region's sales as % of Total Telular sales	0.15%	0.00%	0.00%	0.15%	99.85%	100.00%

13.          Capital Stock, Stock Options and Stock Awards

Stock Options
On December 10, 2012, Telular awarded to officers and employees 482,700 stock options valued at $1,219 using the Black-Scholes valuation method.  Key factors in determining the valuation of a grant under the Black-Scholes model are: a volatility factor of the expected market price of Telular’s common stock, a risk-free interest rate, a dividend yield on Telular’s common stock and the expected term of the option.  The stock options will vest over a three year period and the cost will be taken as a charge to operating expenses over the vesting period.

Stock Awards

On December 10, 2012 Telular awarded PSUs to officers and employees based on the price of Telular’s common stock on the date of issuance. These PSUs will be earned based on the level of achievement of certain fiscal 2013 performance measures and will vest ratably from the grant date through September 30, 2015. The cost of these PSUs will be taken as a charge to operating expenses on a pro-rata basis over the vesting period. The level of achievement of the performance measures will be measured as of September 30, 2013 and the actual amount of PSUs earned will be finalized.

On November 1, 2012, Telular made a final determination that the officers and employees achieved 106.5% of the performance targets related to the PSUs granted during fiscal 2012.  At the determination date, the vesting schedule for the earned PSUs was as follows:  one-third immediately, one-third on September 30, 2013 and the remaining one-third on September 30, 2014.  Upon vesting, providing the recipient remains employed by Telular, Telular will issue common stock to the recipient.

On November 30, 2012 in conjunction with the payment of Telular’s regular quarterly dividend, Telular issued dividend equivalent units (“DEUs”) to holders of RSUs and PSUs, which were recorded as a dividend on common stock.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
  (Unaudited, in thousands, except share data)

The following tables summarize RSU and PSU activity under the Plans:

RSUs	Three Months Ended
December 31, 2012
	Number	Value
	of Units	of Units
	(000's)	($000's)

Balance at October 1	279	$1,186
RSUs granted	-	-
Credited DEUs (1)	3	33
RSUs released	-	-
RSUs canceled and forfeited	-	-
Balance at December 31	282	$1,219

PSUs	Three Months Ended
	December 31, 2012
	Number	Value
	of Units	of Units
	(000's)	($000's)

Balance at October 1	169	$1,202
PSUs granted at target	128	1,233
Net additional shares issued above target (2)	5	11
Credited DEUs (1)	2	16
PSUs released	(38)	(271)
PSUs canceled and forfeited	-	-
Balance at December 31 (3)	266	$2,191

(1)	Represents DEUs credited to the directors and employees based upon their RSU holdings on the dates Telular paid its quarterly dividends.
(2)	Represents net additional shares issued to employees after final performance metrics exceeded specified targets.
(3)	Represents the number of shares expected to be issued after all PSUs are vested.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
 (Unaudited, in thousands, except share data)

14.      Supplemental Disclosures of Cash Flow Information

	Three Months Ended
	December 31,
	2012	2011
Supplemental disclosure of cash flow information:
Interest paid	$215	$-
Income taxes paid	$245	$165

Supplemental disclosure of non-cash investing and financing activities:
Dividend equivalent units awarded to holders of restricted common stock units - 5,319 and 7,326 shares, respectively	$52	$52
Restricted stock units converted to common stock - 69,311 and 42,257 shares, respectively	$-	$-

15.      Subsequent Events

On January 31, 2013, Telular announced the declaration of a regular quarterly dividend of $0.12 per share, payable on February 26, 2013 to shareholders of record at the closing of business on February 19, 2013. Telular estimates the cost of this dividend to be approximately $2,100 depending on the number of shares outstanding at the time of the dividend.

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

Introduction

The following management’s discussion and analysis is intended to help the reader understand the results of operations and financial condition of Telular Corporation.  This discussion is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended September 30, 2012 and our financial statements and accompanying notes.

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

We generate a majority of our revenue through the delivery of machine-to-machine (“M2M”) services such as event monitoring and asset tracking services through our Telguard, SkyBitz and TankLink business lines. A portion of our revenue comes from the sale of specialty wireless hardware products designed by Telular for use exclusively with its M2M services. Our operating expense levels are based in large part on our expectations for our future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and our operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Item 1A, Risk Factors.

The market for Telular’s products is primarily in North and South America and consists of a number of vertical applications including Telguard security alarm conveyance, SkyBitz asset tracking; and TankLink storage tank level monitoring. These markets are addressed primarily through indirect channels consisting of third party agents, Value Added Resellers (“VARs”) and distributors along with in-house sales and customer support teams.  A direct sales model is utilized for certain large customers in each line of business. Fabrication of Telular’s products is accomplished through contract manufacturers located in China, Mexico and the United States.

The following details areas of product delivery and research either recently undertaken or anticipated in fiscal 2013.

Telguard - Telular’s engineering team perpetually updates the Telguard product and service portfolio through incremental feature development, both in hardware devices and software functionality.  In fiscal 2012, Telular completed and launched the conversion of the entire Telguard hardware product line to 3G/4G capability.  Product innovation within this space is important for the long-term success of Telguard and we expect to continue to enhance our Telguard software platform and underlying hardware products going forward. In fiscal 2012, the Telguard Message Center (“TMC”), which contains the underlying core software for the Telguard service, was enhanced such that Telular can offer service to security dealers in Canada. Furthermore, the architecture of TMC will be updated so that it can support newly developed features and even more end-users and increased traffic volumes in the future. During fiscal 2013 we plan to enhance dramatically the interactive services and home automation features of our Telguard service line and continue to enhance the capabilities of TMC.

SkyBitz - On February 1, 2012, SkyBitz released to the market its newest hardware device, the GTP series, which for the first time provides global satellite tracking capability via the Iridium satellite network.  Subsequent to the release of the first GTP model, additional work was undertaken to complete variations of that device that allowed for GPS location capability, remote antenna mounting and cargo sensing capability.  For fiscal 2013, we upgraded the SkyBitz terrestrial device to operate on 3G/4G networks and are developing internally a terrestrial device that is expected to deliver superior cellular service at a lower cost than the current terrestrial solution. In 2013, we are also working on updating the version of SkyBitz’s InSight SaaS application.

TankLink – In fiscal 2013, we released the TankLink 90, the industry’s first 3G/4G wireless tank monitoring solution. Telular plans to further enhance all elements of the TankLink portfolio during fiscal 2013 to update the hardware as well as support additional customer use cases for the solution.

Other M2M Solutions –Telular continues to evaluate additional M2M markets to determine the viability of creating or acquiring M2M service in these markets.

Competition

Telular believes our advantages over the competition include:

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

More Experience – Telular has been in the wireless electronics business for over 20 years. We have been creating and operating real-time transaction processing software for over a decade and understands the importance of high reliability in that regard. We have deployed products in more than 130 countries worldwide, reflecting the quality, reliability and innovation of our product portfolio.

Broader Product line –Telguard, our largest line of business, includes targeted software features and a more diverse set of hardware products than any of our competitors and we believe this gives our customers a greater selection of features and hardware devices from which to choose. Similarly, SkyBitz has an array of satellite and terrestrial wireless radio devices that support the asset tracking services it provides, which we believe encompasses a wider selection of application-specific devices than most of its competitors.

Economies of Scale –Telguard’s fully integrated end-to-end wireless solution is now utilized by over 622,000 individual subscribers, which helps to minimize costs on a per user basis.  This large customer base also reflects our significant experience and demonstrates credibility to the market.

Service and Support – Telular provides customers with comprehensive customer service and product support. We believe that our commitment and ability to provide superior service differentiates us from our competition.

There are several firms that compete with Telular’s Telguard products and services.  These primary competitors include:  Honeywell, Alarm.com, DSC and Numerex.  Based on internal estimates, we believe it has a portion of the market share for all currently active cellular alarm communicators in the United States, having introduced the first such device for digital cellular networks in April 2005 and the first such device for 3G/4G networks in November 2012.  Demand for cellular communicators has increased markedly over the past few years.  We believe this is due to consumers eliminating traditional telephone lines and therefore, requiring an alternative communication method to enable a home security system.  If this trend continues, we believe that we and our competitors will continue to see substantial demand for products and related services.

Telular’s Telguard hardware products will only interface with Telular’s proprietary message center, which interprets and forwards any alarms received to our security monitoring customers in near real-time.  We believe its competitive advantages for this service are the fact that our hardware products interface with the vast majority of alarm panels on the market and that installers can quickly activate the hardware and service.

Telular’s SkyBitz offering has several primary competitors in asset tracking for truck trailers.  These include:  ID Systems, Qualcomm and FleetLocate.  In addition, there are a number of other, smaller competitors making the market for truck trailer asset tracking increasingly competitive. Telular differentiates its SkyBitz solutions by providing advanced features on the web portal through which its customers receive tracking data, maximizing battery life on the tracking units to minimize the frequency of changing batteries and through efficient design and manufacturing of our products to enable a low cost solution for our customers. Positively, we are seeing new demand for SkyBitz’s services in other sectors, including oil/gas field services and intermodal transportation.

There are numerous, small competitors to Telular’s TankLink offering.  The most significant of these is Centeron, a division of Robertshaw Industries, which in turn is a subsidiary of Invensys, Inc.  More often, the TankLink offering competes against the pre-existing, manual methods utilized by tank owners to determine the fill level and reorder timing for products held within tank vessels.  Telular believes the key to growing our TankLink revenue is lowering our prices to the greatest extent possible in order to cost justify implementation of the TankLink solution. While we have lowered prices somewhat to spur demand, we may further test the price elasticity of our TankLink solution in fiscal 2013.

OUTLOOK

The statements contained in this outlook are based on current expectations. These statements are forward looking, and actual results may differ materially.

We expect to expend most of our marketing and product development resources on the M2M space, including continuing to capitalize on our favorable market position in the domestic security alarm market by virtue of our well-regarded Telguard offering, as well as continuing to improve overall penetration in the asset tracking and tank level monitoring markets through SkyBitz and TankLink, respectively.

UNIT SALES

During the first quarter of fiscal 2013, Telular sold approximately 37,300 Telguard units, compared with approximately 30,800 Telguard units for the same period in fiscal 2012.  This increase was primarily due to continued demand for Telguard’s 3G/4G products and for increased sales of the Personal Emergency Response System (“PERS”) units. On a consolidated basis for the first quarter of fiscal 2013, Telular sold approximately 50,800 monitoring and asset tracking units with an average selling price (“ASP”) of $204 compared with 32,100 units sold with an ASP of $152 in the same period of fiscal 2012. This increase is primarily due to product mix. We expect Telguard sales of between 30,000 and 40,000 units on a quarterly basis throughout fiscal 2013.

SERVICE REVENUE

Service revenues have grown consistently, increasing to $13,979 in the first quarter of fiscal 2013 compared to $8,286 of the same period in fiscal 2012. This increase is due to increased activations in the event monitoring segment and the inclusion of the services revenues of the asset tracking segment, which is represented by SkyBitz. Service revenues represent 56% of total sales in the first quarter of fiscal 2013compared to 61% for the same period of fiscal 2012. Telguard service average revenue per unit (“ARPU”) was $4.45 for the first quarter of fiscal 2013 as compared to $4.30 for the same period of fiscal 2012. The increase in ARPU was due to the combination of adding new subscribers and customer mix. Specifically, new customers are being activated with a higher ARPU as compared to those customers who are being deactivated.  Our Telguard subscriber base rose in the quarter to approximately 621,800, from 617,500 subscribers at the end of the fourth quarter of fiscal 2012.  This increase was due primarily to a strong overall demand of our Telguard products. Telular, on a company-wide basis, ended the first quarter of fiscal 2013 with approximately 851,000 billable units, with an ARPU of $5.51 as compared to 593,000 billable units and an ARPU of $4.69 for the same period of fiscal 2012.

RECENT DEVELOPMENTS

On January 31, 2013, Telular announced the declaration of a regular quarterly dividend of $0.12 per share, payable on February 26, 2013 to shareholders of record at the closing of business on February 19, 2013. Telular estimates the cost of this dividend to be approximately $2,100 depending on the number of shares outstanding at the time of the dividend.

RESULTS OF OPERATIONS

First quarter fiscal year 2013 compared to first quarter fiscal year 2012

Revenues and Cost of Sales

			Change
	2013	2012	Amount	Percentage
Revenues by Segment:
Event monitoring	$15,578	$13,705	$1,873	14%
Asset tracking	9,204	-	9,204	>100%
Total revenues	$24,782	$13,705	$11,077	81%

			Change
	2013	2012	Amount	Percentage
Revenues
M2M service revenue	$13,979	$8,286	$5,693	69%
M2M hardware sales	10,789	5,031	5,758	114%
Subtotal M2M	24,768	13,317	11,451	86%
Other product sales	14	388	(374)	-96%
Total revenue	24,782	13,705	11,077	81%
Cost of sales
M2M service cost of sales	4,024	2,310	1,714	74%
M2M hardware cost of sales	8,323	3,233	5,090	157%
Subtotal M2M	12,347	5,543	6,804	123%
Other product cost of sales	12	648	(636)	-98%
Total cost of sales	12,359	6,191	1,078	17%
Gross margin	$12,423	$7,514	$9,999	133%

Revenues

Segment
Event Monitoring (“EM”) revenues increased 14% primarily due to the 23% increase in EM hardware sales, which was driven primarily by Telguard hardware sales. Asset Tracking (“AT”) revenues were $9,204 for the first quarter of fiscal 2013. SkyBitz is the sole line of business in the AT segment.  Because Telular purchased SkyBitz on February 1, 2012, there were no revenues for the AT segment in the first quarter of fiscal 2012.

Type
M2M service revenues increased 69% showing steady growth as a result of an increase in activations, an overall higher ARPU and the inclusion of asset tracking services revenues. Telguard activated approximately 35,400 new subscribers during the first three months of fiscal 2013 increasing its subscriber base to approximately 621,800. Telguard’s ARPU increased to $4.45 for the first three months of fiscal 2013, compared to $4.30 for the same period of fiscal 2012. This increase was due to a more favorable customer mix. New customers are being activated with a higher ARPU as compared to those customers who are being deactivated.

M2M hardware sales increased 114% primarily due to the inclusion of SkyBitz in the first quarter of fiscal 2013 and an increase in sales of Telguard units. Telular sold approximately 37,300 Telguard units during the first three months of fiscal 2013, compared to 30,800 units during the same period of fiscal 2012. This increase was primarily due to stronger overall demand of our Telguard 3G/4G and PERS products.  The ASP for Telguard units increased slightly to $137 for the first three months of fiscal 2013 compared to $134 for the same period of fiscal 2012 due to a more favorable product mix. TankLink hardware revenues increased 22% for the first quarter of fiscal 2013 as compared to the same period of fiscal 2012. This increase is primarily due to increased unit volume. TankLink is focusing efforts to increase its revenue through its indirect sales channels which should result in increased unit sales, possibly at a lower ASP. Other product sales, which were primarily terminal products, decreased 96% because Telular is no longer selling these products.

Cost of Sales

M2M service cost of sales increased 74% primarily as a result of including SkyBitz. As a percentage of service revenue, service cost was 29% for the first quarter of fiscal 2013 and 28% for the same period of fiscal 2012.   Gross margin for M2M service was 71% for the first quarter of fiscal 2013 and 72% for the same period of fiscal 2012.

M2M hardware cost of sales increased 157% primarily as a result of including SkyBitz and an increase in sales volume for both Telguard and TankLink. Contributing to an increase in hardware costs was the higher per unit cost to manufacture the 3G/4G units. Gross margin for monitoring hardware was approximately 23% for the first quarter of fiscal 2013, compared to 28% for the same period of fiscal 2012. The decrease in gross margin was primarily due to increased per unit production costs for the 3G/4G units and due to reduced ASPs related to favorable pricing for important high volume customers.

Other product cost of sales decreased primarily as a result of decreased sales of other products.

Operating Expenses

			Change		% of Revenues
	2013	2012	Amount	Percentage	2013	2012

Engineering and development	$2,095	$1,287	$808	63%	8%	9%
Selling and marketing	3,165	1,785	1,380	77%	13%	13%
General and administrative	3,531	1,874	1,657	88%	14%	14%
	$8,791	$4,946	$3,845		35%	36%

Engineering and Development
The increase of $808 (63%) in engineering and development was primarily due to the inclusion of SkyBitz’s expenses in the first quarter of fiscal 2013 of $782 and the increase of $26 for Telular's Telguard business line and TankLink, primarily related to an increase in expenses for prototype builds.

Selling and Marketing
The increase in selling and marketing of $1,380 (77%) was primarily due to the inclusion of SkyBitz’s expenses of $1,253 in the first quarter of fiscal 2013, and the following increases in selling and marketing expenses for Telular’s Telguard business line and TankLink:
●	$51 increase in payroll expenses primarily due to increase in salaries and commission expense;
●	$27 increase in facility related expenses. These expenses are allocated between departments and selling and marketing allocation percentage increased in fiscal 2013;
●	$21 increase in marketing expenditures such as tradeshows and related collateral;
●	$28 increase in outside services and travel.

General and Administrative
The increase of $1,657 (88%) was primarily due to the inclusion of SkyBitz’s expenses in the first quarter of 2013 of $1,678 and the decrease of $21 of  general and administrative expenses related to Telular’s Telguard business line and TankLink, primarily due to reduction of allowance for bad debts.

Other Expense
Other expense for the three months ended December 31, 2012 increased $215 compared to the same period of fiscal 2012. This increase was primarily due to interest expense related to the Second Amended Loan Agreement with SVB entered into in connection with the acquisition of SkyBitz on February 1, 2012.

Income Taxes

The provision for income taxes increased $276 to $1,220 for the first quarter of fiscal 2013 as compared to $944 for the same period of fiscal 2012 primarily as a result of increased net income before taxes.

LIQUIDTY AND CAPITAL RESOURCES

Management regularly reviews net working capital in addition to available cash to determine if it has enough cash to operate the business. On December 31, 2012, Telular had $9,160 of cash and cash equivalents and working capital of $16,906, compared to cash and cash equivalents of $12,676 and working capital of $16,630 on September 30, 2012. Simultaneous with the acquisition of SkyBitz on February 1, 2012, Telular executed a Second Amended and Restated Loan and Security Agreement (the “Second Amended Loan Agreement”) with SVB.  Under the Second Amended Loan Agreement, Telular borrowed $30,000 in the form of a term loan that was applied as a portion of the cash consideration for the acquisition of SkyBitz. The term loan matures on February 1, 2017, the 5th anniversary of the amendment.  The loan requires quarterly payments of interest and principal, with annual principal amortization of 10%, 15%, 20%, 20% and 25% in each of the first five years, respectively, with the final 10% due on the maturity date. At the option of Telular, interest will be incurred based on a rate ranging from 2.25% to 2.75% (depending on the calculation of the senior leverage ratio) above the published LIBOR rates, or at a rate of .25% to .75% above the Prime interest rate.  The interest rate was 3% as of December 31, 2012.  The Second Amended Loan Agreement requires Telular to comply with certain financial covenants such as maintaining a maximum senior leverage ratio and a minimum fixed charge coverage ratio.  As long as the senior leverage ratio is greater than 1.0 to 1.0 as of any fiscal year-end, Telular must make additional principal payments based on excess cash flow, as defined, calculated on an annual basis. During January 2013, Telular repaid $1,612 of principal based on this excess cash flow calculation. The loan is secured by substantially all of the assets of Telular. The loan is secured by substantially all of the assets of Telular. At December 31, 2012 the outstanding loan balance was $27,750 and Telular was in compliance with all financial covenants. Loan fees and related costs of $338 are being amortized over the term of the loan.

Management expects trade accounts receivable and inventory to turn into cash in short periods of time. As such, given Telular’s level of cash and cash equivalents, trade accounts receivable and inventory, management believes Telular has adequate resources to fund current and planned operations in a manner consistent with historical practices.

Operations

Telular used $1,040 of cash from operations during the first three months of fiscal year 2013 compared to cash generated of $2,603 during the same period of fiscal year 2012. The decrease in cash generated was primarily due to a payment of prepaid licensing fees of $2,500 and the payment of certain accrued liabilities. The components of cash generated for the first three months of fiscal 2013 are as follows:

$2,197	Net income for the period
(65)	The increase in trade accounts receivable is due to primarily increased sales.
(1,837)	The increase in inventory reflects the minimum purchase requirements of one of Telular's contract manufacturers and an increase in certain products to facilitate increased Telguard sales volumes.
614	The increase in trade accounts payable reflects increased purchasing levels from Telular's contract manufacturers to facilitate increased Telguard sale volumes.
(2,435)
The decrease in accrued liabilities was primarily due to payments made in the first quarter of fiscal 2013 for bonuses earned in the prior fiscal year, a decrease in accrued payroll and vacation, a decrease in accrued warranty related to the expiration of extended warranty and the decrease of accrued legal and accounting fees as a result of payments made in the first quarter of fiscal 2013.

2,761
Non-cash expenses: $323 from stock based compensation; $386 depreciation expense; $1,571 of amortization expense, $9 related to loss on disposal of operating assets and $472 related to the decrease in deferred tax assets.

(2,275)
Net cash used by other working capital items is primarily as a result of the prepayment of licensing fees and development related to a strategic vendor and the prepayment of company insurance policies which are renewed on October 1. The expense associated with Telular's insurance policies is recognized ratably over the fiscal year.

$(1,040)	Total cash provided by continuing operations

Investing Activities

Investing activities used $803 of cash for the first three months of fiscal 2013 for the acquisition of capital equipment. This compares to cash used by investing activities of $252 for the same period of fiscal 2012 for the purchase of capital equipment. The capital equipment purchases for the first quarter of fiscal 2013 were primarily for the re-architecture of the Telguard website, the establishment of the Telguard message center at a secure offsite location and improvements in Telular’s internal technology network.

Financing Activities

Financing activities used $1,673 of cash for the first three months of fiscal 2013 as a result of the payment of a cash dividend of $2,036 and the repayment of  loan principal of $750.  Offsetting these payments was $1,113 of cash received from the exercise of stock options.  For the same period of fiscal year 2013, cash of $1,660 was used for the payment of dividends and $10 was generated from the exercise of stock options. Telular expects to use approximately $2,100 of cash per quarter going forward for dividend payments, dependent on the number of shares of common stock outstanding.

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

Allowance for Doubtful Accounts

Telular maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payment for products and services.  Telular evaluates the collectibility of customer receivables by considering the payment history and the financial stability of its customers.  If Telular believes that an account receivable may not be collected, a charge is recorded to the allowance account. At December 31, 2012 and September 30, 2012, the allowance for doubtful accounts related to trade accounts receivable was $357 and $351, respectively.

Reserve for Obsolescence

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Telular currently considers inventory quantities greater than a one-year supply based on current year activity, to be excess unless that inventory has alternative uses. Telular also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At December 31, 2012, and September 30, 2012, the inventory reserves were $411 and $283, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Reserve for Warranty

Telular maintains a reserve for products that are returned within Telular’s warranty period due to inoperability. Telular has different warranty periods for its different product groups: the security monitoring products has a 24 month warranty period; the asset tracking and tank monitoring products typically have a 12 month warranty period. Significant management judgment is required to determine the warranty reserve.  Telular utilizes historical information regarding units returned within the appropriate warranty period and the costs incurred to repair returned units. Telular then estimates required warranty reserves for future products that may be returned.  As of December 31 2012 and September 30, 2012, the warranty reserve was $1,430 and $1,542, respectively. The decrease in the warranty reserve is primarily a result of the continued expiration of SkyBitz units that were sold under a five-year warranty. Telular is no longer offering such warranties for SkyBitz products.
.

Goodwill and Intangible Assets

Telular evaluates the fair value and recoverability of its goodwill in accordance with Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350), at least annually or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In determining fair value and recoverability, Telular makes projections regarding future cash flows. These projections are based on assumptions and estimates of:
•      growth rates for net revenues, cost of sales and operating expenses for the monitoring businesses:
•      anticipated future economic conditions:
•      the assignment of discount rates relative to risk associated with companies in similar industries: and,
•      estimates of terminal values.

An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount. As of December 31, 2012 and September 30, 2012, goodwill was not impaired.

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

Telular has recorded significant valuation allowances that are intended to be maintained until it is more likely than not the deferred tax asset will be realized. The valuation allowance as of December 31, 2012 of $5,710 is primarily for state net operating losses that will expire before they can be realized.  The realization of the remaining deferred tax assets is primarily dependent on future taxable income in the appropriate state jurisdiction.  Significant factors that could negatively impact Telular’s determination of the recognition of the net deferred tax assets would be changes in the ownership of Telular and changes in tax laws and rates.  Based on Internal Revenue Code Section 382 (“Section 382”), changes in the ownership of Telular may limit the utilization of net operating loss carryforwards. Any Section 382 limitation may require that Telular record an additional valuation allowance against its deferred tax assets. Management is not aware, at this time, of any such ownership changes that would have a negative impact on the recognition of the net deferred tax assets. Any reduction in future taxable income may require that Telular record an additional valuation allowance against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a material impact on Telular’s future earnings.

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

Under the uncertain tax position provisions of ASC 740, Income Taxes, Telular would recognize liabilities for tax issues in the U.S based on Telular’s estimate of whether, and the extent to which, additional taxes will be due.  These tax liabilities would be recorded in income taxes in the Consolidated Balance Sheets.  As of December 31, 2012, Telular has no uncertain tax positions recorded in its financial statements. Telular does not include interest and penalties related to income tax matters in income tax expense.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in Telular’s market risk exposure from the exposures described in its Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

During the quarter ended December 31, 2012, there were no changes in Telular’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, which have materially affected, or are reasonably likely to materially affect, Telular’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

For  information regarding risk factors that could affect our results of operations, financial condition and  liquidity, see discussion of risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, previously filed with the SEC, which is hereby incorporated by reference. At December 31, 2012,there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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
From Exhibit 3.5 to Form10-Q filed February 16, 1999

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

Telular Corporation

Date February 11, 2013	By:	/s/ Joseph A. Beatty
Joseph A. Beatty
President and Chief Executive Officer

Date February 11, 2013	/s/ Jonathan M. Charak
Jonathan M. Charak
Chief Financial Officer

/s/ Robert Deering
Date February 11, 2013	Robert Deering
Controller and Chief Accounting Officer