Form 10-Q
period 2013-03-31
TELULAR CORP
filed 2013-05-10
CIK 915324

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2013

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
Yes ☐     No X

The number of shares outstanding of the Registrant's common stock, par value $.01 per share, as of May 3, 2013, the latest practicable date, was 17,323,991 shares.

TELULAR CORPORATION

TELULAR CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	March 31, 2013	September 30, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,920	$12,676
Trade accounts receivable, net	14,188	12,224
Inventories, net	9,150	7,478
Deferred taxes, net	618	687
Prepaid expenses and other current assets	1,668	833
Total current assets	32,544	33,898

Property and equipment, net	4,246	3,346
Other assets:
Goodwill	20,288	20,288
Intangible assets, net	19,478	22,550
Long term deferred taxes, net	31,475	32,706
Other	2,329	397
Total other assets	73,570	75,941
Total assets	$110,360	$113,185

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$4,445	$5,855
Accrued liabilities	6,305	7,532
Income taxes payable	338	131
Current portion of long term debt	4,500	3,750
Total current liabilities	15,588	17,268

Long term debt	20,888	24,750
Other long term liabilities	16	36
Total long term liabilities	20,904	24,786
Total liabilities	36,492	42,054

Stockholders' equity:
Common stock; $.01 par value; 75,000,000 shares authorized; 21,901,154 and 21,353,738 shares issued at March 31, 2013 and September 30, 2012, respectively	219	213
Additional paid-in capital	196,327	193,420
Dividends	(32,840)	(28,613)
Accumulated deficit	(80,265)	(84,316)
Treasury stock, at cost; 4,577,163 shares at March 31, 2013 and September 30, 2012, respectively	(9,573)	(9,573)
Total stockholders' equity	73,868	71,131
Total liabilities and stockholders' equity	$110,360	$113,185

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue
M2M service revenue	$14,250	$11,418	$28,229	$19,704
M2M hardware sales	10,538	7,986	21,327	13,017
Subtotal M2M	24,788	19,404	49,556	32,721
Other product sales	5	390	19	778
Total revenue	24,793	19,794	49,575	33,499

Cost of sales
M2M service cost of sales	4,137	3,155	8,161	5,465
M2M hardware cost of sales	7,584	5,879	15,907	9,112
Subtotal M2M	11,721	9,034	24,068	14,577
Other product cost of sales	5	334	17	982
Total cost of sales	11,726	9,368	24,085	15,559

Gross margin	13,067	10,426	25,490	17,940

Operating expenses
Engineering and development expenses	2,540	2,030	4,635	3,317
Selling and marketing expenses	3,352	2,699	6,517	4,484
General and administrative expenses	3,882	3,644	7,413	5,518
Total operating expenses	9,774	8,373	18,565	13,319

Income from operations	3,293	2,053	6,925	4,621
Other expense	186	154	401	154
Income before income taxes	3,107	1,899	6,524	4,467
Provision for income taxes	1,253	727	2,473	1,671
Net income	$1,854	$1,172	$4,051	$2,796

Net income per common share:
Basic	$0.11	$0.07	$0.24	$0.18
Diluted	$0.10	$0.07	$0.23	$0.17

Weighted average number of common shares outstanding:
Basic	17,255,103	16,044,418	17,110,523	15,600,956
Diluted	18,017,942	17,088,771	17,925,292	16,603,771

Dividends paid per share of common stock	$0.12	$0.11	$0.24	$0.22

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In Thousands)
(Unaudited)

	Common Stock and Additional Paid-In Capital			Accumulated	Treasury Stock		Total Stockholders'
	Amount	Shares	Dividends	Deficit	Amount	Shares	Equity

Balance at September 30, 2012	$193,633	21,354	$(28,613)	$(84,316)	$(9,573)	(4,577)	$71,131

Comprehensive and Net Income	-	-	-	4,051	-	-	4,051
Stock based compensation expense	974	-	-	-	-	-	974
Stock issued:
Options exercised	2,456	491	-	-	-	-	2,456
Stock withheld for strike price and taxes on options exercised	(245)	(24)	-	-	-	-	(245)
Restricted stock units converted	-	108	-	-	-	-	-
Stock withheld for taxes on restricted stock conversions	(277)	(28)	-	-	-	-	(277)
Warrants repurchased	(113)	-	-	-	-	-	(113)
Dividends paid	-	-	(4,109)	-	-	-	(4,109)
Dividend equivalent units issued	118	-	(118)	-	-	-	-

Balance at March 31, 2013	$196,546	21,901	$(32,840)	$(80,265)	$(9,573)	(4,577)	$73,868

See accompanying notes

TELULAR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended March 31,
	2013	2012
Operating Activities:
Net income	$4,051	$2,796
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	734	663
Amortization	3,135	1,346
Stock based compensation expense	974	739
Loss on disposal of operating assets	17	21
Deferred income taxes	1,300	922
Changes in assets and liabilities, net of the effects of acquisitions:
Trade accounts receivable	(1,964)	(901)
Inventories	(1,672)	(65)
Prepaid expenses and other assets	(2,830)	(474)
Trade accounts payable	(1,410)	1,143
Accrued liabilities	(1,524)	(1,387)
Income taxes payable	737	-
Net cash provided by operating activities	1,548	4,803

Investing Activities:
Acquisition of property and equipment	(1,651)	(570)
Purchase of SkyBitz	-	(42,783)
Net cash used in investing activities	(1,651)	(43,353)

Financing Activities:
Proceeds from the exercise of stock options	1,681	739
Repurchase of warrants	(113)	-
Payment of dividends	(4,109)	(3,444)
Proceeds from bank loan	-	30,000
Payment of bank loan	(3,112)	-
Stock issued for purchase of SkyBitz	-	8,760
Net cash provided by (used in) financing activities	(5,653)	36,055

Net decrease in cash and cash equivalents	(5,756)	(2,495)

Cash and cash equivalents, beginning of period	12,676	12,642
Cash and cash equivalents, end of period	$6,920	$10,147

See accompanying notes

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 March 31, 2013
(Unaudited, in thousands, except share data)

1.            Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the accompanying financial statements include all adjustments considered necessary for a fair presentation. Operating results for the three and six months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2013. For additional information, please refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2012. The amounts presented herein are in U.S. dollars and are in thousands, except for per share information.

2.            Summary of Significant Accounting Policies

Financial Instruments
Financial instruments that potentially subject Telular Corporation (“Telular”) to significant concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and trade accounts payable. The credit risks related to cash and cash equivalents are limited to Telular’s investments of cash in money market funds and the possibility that the per-unit value of these funds may decline below $1.00.  As of March 31, 2013 and September 30, 2012, the per-unit value of these funds was $1.00.

	March 31, 2013	September 30, 2012

Cash	$6,917	$12,593
Money market funds	3	83
Total cash and cash equivalents	$6,920	$12,676

At March 31, 2013 and September 30, 2012, the majority of Telular’s cash and cash equivalents are maintained at one institution, Silicon Valley Bank (“SVB”) and are federally insured only up to $250. Telular regularly reviews the investments that are included in the money market funds it invests in and, when appropriate, limits its credit risk by diversifying its investments.  Credit risks with respect to trade accounts receivables are limited due to the diversity of customers comprising Telular’s customer base. For international sales, Telular generally receives payment in advance of shipment or irrevocable letters of credit that are confirmed by U.S. banks. Telular performs ongoing credit evaluations and charges amounts to operations when they are determined to be uncollectible. Credit risks associated with trade accounts payable are limited due to the following: (1) a significant amount of our purchases are from our contract manufacturers with whom we have agreements; (2) substantially all of our significant purchases are done with accepted purchase orders and (3) substantially all of our payments to our vendors are made in U.S. currency. In determining the fair value of its financial instruments, Telular uses Level 1 guidance in which quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets.

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
March 31, 2013
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

The following table reconciles the dilutive effect of common stock equivalents:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Common Shares:
Basic weighted average common shares outstanding	17,255,103	16,044,418	17,110,523	15,600,956
Dilutive effect of stock options	401,183	750,580	457,919	705,118
Dilutive effect of restricted stock units	361,656	293,773	356,850	297,697
Dilutive effect of warrants	-	-	-	-
Total	18,017,942	17,088,771	17,925,292	16,603,771

Net Income	$1,854	$1,172	$4,051	$2,796

Income per common share:
Basic	$0.11	$0.07	$0.24	$0.18
Diluted	$0.10	$0.07	$0.23	$0.17

The following stock options, restricted stock units and warrants were excluded as being antidilutive from the shares outstanding used to compute diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Stock options	482,700	-	482,700	193,000
Restricted stock units	-	13,815	-	37,487
Warrants	-	50,000	-	50,000
	482,700	63,815	482,700	280,487

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

Telular recognized stock-based compensation expense as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Stock based compensation:
Stock options	$302	$113	$412	$245
Restricted stock	349	253	562	494
	$651	$366	$974	$739

Fair Value of Financial Instruments
At March 31, 2013 and September 30, 2012, Telular’s financial instruments included cash and cash equivalents, accounts receivable and accounts payable. The carrying values reported in the consolidated balance sheet for these financials instruments approximate their fair value because of their short maturities. Telular’s debt approximates fair value due to credit risk or current market rates which approximate the effective interest rates on that instrument.

Warranty
Telular typically provides warranty coverage for a period of 12 months on its asset tracking and tank monitoring equipment and 24 months on security monitoring products from the date of shipment.  A provision for warranty expense is recorded at the time of shipment and adjusted quarterly based on historical warranty experience. The accrued warranty obligation is included in accrued liabilities.

The following table is a summary of Telular’s accrued warranty obligation for continuing operations:

	Six Months Ended March 31,
	2013	2012

Balance at the beginning of the period	$1,542	$115
Opening balance from acquisition during the period	-	1,677
Warranty expense during the period	164	230
Warranty payments made during the period	(360)	(158)
Balance at the end of the period	$1,346	$1,864

Segment Reporting
Telular reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions regarding resource allocation and assessing performance as the source of Telular’s reportable segments. Information about Telular’s major customers and geographic data are also disclosed. The determination of Telular’s reporting segments were made under ASC 280, Segment Reporting, (see Note 12).

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
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

On January 31, 2013, Telular declared a regular quarterly dividend of $0.12 per share of common stock payable on February 26, 2013 to shareholders of record on February 19, 2013. The dividend was paid in cash and in additional RSUs, as required by the restricted stock agreement. The cash portion of the dividend was $2,073 and was paid to holders of Telular’s common stock on the date of record.  Holders of RSUs, on the date of record, received an additional 6,666 RSUs valued at $67. The effect on Telular’s financial statements was to reduce cash by $2,073, increase non-cash compensation by $67 and decrease equity by $2,140.

Recently Issued Accounting Pronouncements
During the quarter ended March 31, 2013, there were no issued accounting pronouncements affecting Telular.

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
March 31, 2013
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

4.           Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable represents sales made to customers on credit.  An allowance for doubtful accounts is maintained based upon estimated losses resulting from the inability of customers to make payments for goods and services.  Trade accounts receivable, net of the allowance for doubtful accounts, are as follows:

	March 31, 2013	September 30, 2012

Trade receivables	$14,590	$12,575
Less: allowance for doubtful accounts	(402)	(351)
	$14,188	$12,224

The allowance for doubtful accounts increased by $51 primarily as a result of  Telular’s evaluation of older trade accounts receivable.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
 (Unaudited, in thousands, except share data)

5.             Inventories

Inventories consist of the following:

	March 31, 2013	September 30, 2012

Raw materials	$2,194	$850
Finished goods	7,330	6,911
	9,524	7,761
Less: reserve for obsolescence	(374)	(283)
	$9,150	$7,478

The increase in raw materials reflects Telular’s incremental build-up of inventory to support sales growth. The reserve for obsolescence increased by $91 primarily related to parts that were no longer being used for the production of current finished goods.

6.            Property and Equipment

Property and equipment consists of the following:

	March 31, 2013	September 30, 2012

Furniture and fixtures	$332	$320
Computer equipment	6,045	4,953
Machinery and equipment	8,478	8,101
Leasehold improvements	757	745
Product certification costs	619	631
	16,231	14,750
Less accumulated depreciation and amortization	(11,985)	(11,404)
Property and equipment, net	$4,246	$3,346

Property and equipment increased $1,481 for the six months ended March 31, 2013 as a result of $1,651 of expenditures and $170 of equipment disposals.  The expenditures were primarily for the re-architecture of the Telguard website, the establishment of the Telguard message center at a secure offsite location and improvements in Telular’s internal technology network.  The disposals were primarily related to leasehold improvements. Telular’s office lease for the Atlanta location expired in December 2012 and a new lease was entered into at a new location. The expense associated with the leasehold improvements disposal was approximately $9.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
 (Unaudited, in thousands, except share data)

7.            Goodwill and Intangible Assets

Goodwill as of March 31, 2013 and September 30, 2012 was $20,288. Telular evaluates the fair value and recoverability of the goodwill of its reporting units annually during Telular’s third quarter or whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Additionally, Telular evaluated the fair value of the goodwill recorded in the acquisition of SkyBitz as of February 1, 2013, representing twelve months from the date of purchase. Telular assessed various qualitative factors to determine whether the existence of events or circumstances would require a determination that it was more likely than not that the fair value of the SkyBitz reporting unit was less than its carrying value. The following are examples, though not all inclusive, of events and circumstances that were considered:
•	macroeconomic conditions;
•	industry and market conditions such as the industry in which SkyBitz operates and competition;
•	product cost factors; and,
•	overall company financial performance and entity-specific events such as changes in management.

Telular determined that there were no events or circumstances that would have required additional impairment evaluations for the SkyBitz reporting unit during the twelve months ended February 1, 2013.  Additionally, during the first six months of fiscal 2013, there were no events or changes in circumstances that would indicate that the carrying value of goodwill of the other Telular reporting units may not be recoverable.

During the first six months of fiscal 2013, Telular incurred $63 of costs related to new patents and trademarks.

Telular is amortizing its intangible assets over a period of 24 to 96 months.  The balances are as follows:

	Weighted Average	March 31, 2013			September 30, 2012
	Useful Life (in months)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Customer Relationships	70.6	$13,120	$(3,854)	$9,266	$13,120	$(2,724)	$10,396
Developed Technology	53.3	6,450	(1,998)	4,452	6,450	(1,233)	5,217
Backlog	36.0	5,560	(2,162)	3,398	5,560	(1,236)	4,324
Tradename	58.2	2,870	(777)	2,093	2,870	(495)	2,375
Patents & Trademarks	60.0	241	(56)	185	178	(39)	139
License Agreement	75.0	150	(71)	79	150	(59)	91
Non-Compete Agreement	36.0	20	(15)	5	20	(12)	8
Total intangible assets		$28,411	$(8,933)	$19,478	$28,348	$(5,798)	$22,550

The amortization expense for the six months ended March 31, 2013 and 2012 was $3,135 and $1,346 respectively. Telular reviews for the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. There were no events or changes in circumstances during the three and six months ended March 31, 2013 that would indicate that the carrying value of intangibles may not be recoverable.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
 (Unaudited, in thousands, except share data)

Amortization expense for the remaining estimated useful life of the acquired intangible assets is as follows for the years ending September 30:

Fiscal Year
2013	$3,131
2014	6,112
2015	4,475
2016	3,213
2017	2,007
Thereafter	540
$19,478

8.            Income Taxes

Telular has provided for income taxes based on U.S tax laws and rates. Deferred tax assets and liabilities are determined based on the difference between GAAP financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Telular recorded a tax provision of $1,253 for the three months ended March 31, 2013 as compared to a tax provision of $727 for the three months ended March 31, 2012, representing effective tax rates of 40.3% and 38.2%, respectively. The increase in the tax expense is primarily due to the increase in taxable income. The difference between Telular’s effective tax rate and the 34% statutory rate for the three months ended March 31, 2013 is due primarily to the state taxes and nondeductible expenses.

Telular recorded a tax provision of $2,473 for the six months ended March 31, 2013 as compared to a tax provision of $1,671 for the same period in fiscal year 2012, representing effective tax rates of 37.9% and 37.4%, respectively. The increase in the tax expense is primarily due to the increase in taxable income. The difference between Telular’s effective tax rate and the 34% statutory rate for the six months ended March 31, 2013 is due primarily to the state taxes and nondeductible expenses.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Net deferred tax assets decreased by $1,300 for the six months ended March 31, 2013.  This decrease was primarily due to the utilization of net operating loss carryforwards and the reduction of deferred tax liabilities related to intangible assets recorded in the acquisition of SkyBitz which are not deductible for taxes.

Telular files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions.  As of October 1, 2010, Telular is no longer subject to U.S. Federal examinations by taxing authorities for years prior to 2008. Income tax returns for fiscal years 2009, 2010, 2011 and 2012 are still open for examination. However, utilization of net operating loss carryforwards that were generated in years prior to 2008 may result in a prior tax year being open for IRS examination.

Based on Internal Revenue Code Section 382, changes in the ownership of Telular may limit the utilization of net operating loss carryforwards of Telular. Telular has determined, as of March 31, 2013, that there are no limitations on the utilization of its net operating loss carryforwards.

9.             Debt

Simultaneous with the acquisition of SkyBitz on February 1, 2012, Telular executed the Second Amended and Restated Loan and Security Agreement (the“Second Amended Loan Agreement”) with SVB.  Under the Second Amended Loan Agreement, Telular borrowed $30,000 in the form of a term loan which was applied as a portion of the cash consideration for the acquisition of SkyBitz. The term loan matures on February 1, 2017, the 5th anniversary of the amendment.  The loan requires quarterly payments of interest and principal, with annual principal amortization of 10%, 15%, 20%, 20% and 25% in each of the first five years, respectively, with the final 10% due on the maturity date.  At the option of Telular, interest will be incurred based on a rate ranging from 2.25% to 2.75% (depending on the calculation of the senior leverage ratio) above the published LIBOR rates, or at a rate of .25% to .75% above the Prime interest rate.  The interest rate was 3% as of March 31, 2013. The Second Amended Loan Agreement requires Telular to comply with certain financial covenants such as maintaining a maximum senior leverage ratio and a minimum fixed charge coverage ratio.  As long as the senior leverage ratio is greater than 1.0 to 1.0 as of any fiscal year-end, Telular must make additional principal payments based on excess cash flow, as defined in the Second Amended Loan Agreement, calculated on an annual basis. During January 2013, Telular repaid $1,612 of principal based on this excess cash flow calculation. The loan is secured by substantially all of the assets of Telular. At March 31, 2013 the outstanding loan balance was $25,388 and Telular was in compliance with all financial covenants. Loan fees and related costs of $338 are being amortized over the term of the loan.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited, in thousands, except share data)

On April 4, 2013, Telular executed the Second Amendment to the Second Amended Loan Agreement (“Second Amendment”) with SVB.  Under the Second Amendment, Telular can borrow up to $5,000 in a revolving line of credit with the same interest rate terms as the Second Amended Loan Agreement (see above).  The revolving line of credit will terminate on the same day as the term loan matures under the Second Amended Loan Agreement matures, February 1, 2017, and any outstanding advance under the Second Amendment will then be due. The revolving line of credit is secured by substantially of the assets of Telular.  Loan fees and related costs of $13 are being amortized over the term of the revolving line of credit.

10.          Commitments

Telular has entered into agreements with Speedy-Tech Electronics Ltd. (“Speedy”), Creation Technologies Wisconsin Inc. (“Creation”) and Flextronics International Ltd., (“Flextronics”) to manufacture final assemblies of Telular’s products.  Creation also provides fulfillment services to Telular.  The agreement with Speedy may be terminated upon 90 days prior written notice to either party. The agreement with Creation may be terminated upon six months prior written notice to either party.  Under both agreements, Telular has the right to offset amounts due to Telular against amounts owed to the respective vendor by Telular. The agreement with Flextronics automatically renews for one-year terms, and either party may terminate the agreement upon written notice delivered 90 days prior to renewal.  As of March 31, 2013, Telular had $4,670, $1,455 and $181 in open purchase commitments with Speedy, Creation and Flextronics, respectively.

11.           Major Customers

For the three months ended March 31, 2013 and 2012, Telular derived approximately $4,254 (17%) and $4,712 (24%), respectively, of its total revenue from one customer located in the United States.

For the six months ended March 31, 2013 and 2012, Telular derived approximately $8,734 (18%) and $9,840 (29%), respectively, of its total revenue from one customer located in the United States.

Trade accounts receivable from this customer totaled $1,411 at March 31, 2013 and $1,421 at September 30, 2012.

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
March 31, 2013
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

Summary information by operating reportable segment for the three and six months ended March 31, is as follows:

	For the Three Months Ended March 31, 2013
	Event Monitoring	Asset Tracking	Corporate	Total

Revenues	$16,422	$8,371	$-	$24,793

Net income (loss) before income taxes	4,885	(681)	(1,097)	3,107

Depreciation and amortization	436	1,476	-	1,912

Non-cash compensation	403	123	125	651

Property and equipment additions	829	19	-	848

	For the Six Months Ended March 31, 2013
	Event Monitoring	Asset Tracking	Corporate	Total

Revenues	$32,000	$17,575	$-	$49,575

Net income (loss) before income taxes	9,702	(1,029)	(2,149)	6,524

Depreciation and amortization	917	2,952	-	3,869

Non-cash compensation	633	159	182	974

Property and equipment additions	1,436	215	-	1,651

	As of March 31, 2013
	Event Monitoring	Asset Tracking	Corporate	Total

Identifiable assets	$56,882	$46,558	$6,920	$110,360

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
  (Unaudited, in thousands, except share data)

Telular exports its products to three regions around the world:  Central America / Latin America (“CALA”), Europe / Africa (“EA”) and Asia / Middle East (“AME”).  Export sales are summarized in the tables below:

Three Months Ended March 31, 2013 and 2012:

	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2013 sales	$304	$-	$5	$309	$24,484	$24,793
Region's sales as % of total export sales	98.38%	0.00%	1.62%	100.00%
Region's sales as % of Total Telular sales	1.23%	0.00%	0.02%	1.25%	98.75%	100.00%

Fiscal 2012 sales	$15	$-	$-	$15	$19,779	$19,794
Region's sales as % of total export sales	100.00%	0.00%	0.00%	100.00%
Region's sales as % of Total Telular sales	0.08%	0.00%	0.00%	0.08%	99.92%	100.00%

Six Months Ended March 31, 2013 and 2012:
	Export Sales by Region
	CALA	EA	AME	Total	Domestic	Total Sales

Fiscal 2013 sales	$321	$3	$7	$331	$49,244	$49,575
Region's sales as % of total export sales	96.98%	0.91%	2.11%	100.00%
Region's sales as % of Total Telular sales	0.65%	0.01%	0.01%	0.67%	99.33%	100.00%

Fiscal 2012 sales	$36	$-	$-	$36	$33,463	$33,499
Region's sales as % of total export sales	100.00%	0.00%	0.00%	100.00%
Region's sales as % of Total Telular sales	0.11%	0.00%	0.00%	0.11%	99.89%	100.00%

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
  (Unaudited, in thousands, except share data)

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

On January 4, 2013 and January 11, 2013 unvested PSUs were cancelled related to terminated employees.

On January 31, 2013 the RSUs awarded to directors during fiscal 2012 vested.  Stock was issued to those directors who had elected at the grant date to convert the RSUs to common stock at vest date.  RSUs granted to the directors who did not make this election at the grant date will not be converted to common stock until the director terminates their position or there is a change in Telular’s ownership.

On February 5, 2013 Telular awarded RSUs to directors based on the price of Telular’s common stock on the date of issuance.  These RSUs will vest ratably from the grant date through January 31, 2014 and the cost of these RSUs will be taken as a charge to operating expenses on a pro-rata basis over the vesting period. On the date of grant each director elected to either convert the RSU to common stock at vest date, or to defer conversion until the director terminates their position or there is a change in Telular’s ownership.

On November 30, 2012 and February 26, 2013 in conjunction with the payment of Telular’s regular quarterly dividend, Telular issued dividend equivalent units (“DEUs”) to holders of RSUs and PSUs, which were recorded as a dividend on common stock.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
 (Unaudited, in thousands, except share data)

The following tables summarize RSU and PSU activity under the Plans:

RSUs	Six Months Ended March 31, 2013
	Number of Units (000's)	Value of Units ($000's)

Balance at October 1	279	$1,186
RSUs granted	28	300
Credited DEUs (1)	7	69
RSUs released	(11)	(94)
RSUs canceled and forfeited	-	-
Balance at March 31	303	$1,461

PSUs	Six Months Ended March 31, 2013
	Number of Units (000's)	Value of Units ($000's)

Balance at October 1	169	$1,202
PSUs granted at target	128	1,233
Net additional shares issued above target (2)	5	11
Credited DEUs (1)	5	48
PSUs released	(38)	(271)
PSUs canceled and forfeited	(3)	(28)
Balance at March 31	266	$2,195

(1)	Represents dividend equivalent units credited to the directors and employees based upon their RSU holdings on the dates Telular paid their quarterly dividends.
(2)	Represents net additional shares issued to employees after final performance metrics exceeded specified targets.
(3)	Represents the number of shares expected to be issued after all PSUs are vested.

TELULAR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
 (Unaudited, in thousands, except share data)

14.          Supplemental Disclosures of Cash Flow Information

	Six Months Ended March 31,
	2013	2012
Supplemental disclosure of cash flow information:
Interest paid	$223	$79
Income taxes paid	$433	$222

Supplemental disclosure of non-cash investing and financing activities:
Dividend equivalent units awarded to holders of restricted common stock units - 11,813 and 14,051 shares, respectively	$118	$105
Restricted stock units converted to common stock - 80,653 and 98,192 shares, respectively	$-	$-

15.          Subsequent Events

Amendment to Second Amended and Restated Loan and Security Agreement
On April 4, 2013, Telular executed the Second Amendment with SVB.  Under the Second Amendment, Telular can borrow up to $5,000 in a revolving line of credit with the same interest rate terms as the Second Amended Loan Agreement.  The revolving line of credit will terminate on the same day as the term loan matures under the Second Amended Loan Agreement, February 1, 2017, and any outstanding advance under the Second Amendment will then be due. The revolving line of credit is secured by substantially of the assets of Telular.  Loan fees and related costs of $13 are being amortized over the term of the revolving line of credit

Proposed Acquisition by Avista Capital Partners
On April 29, 2013, Telular and Avista Capital Partners jointly announced that they have entered into a definitive agreement providing for the acquisition of Telular for $12.61 per share in cash and approximately $18.5 million in assumed net debt, or approximately $253 million in total consideration.  The purchase price represents a 31% premium to the closing share price on April 26, 2013, the last full trading day before the proposed acquisition was announced, and a 27% premium to the 60-day average share price. The proposed acquisition has fully committed financing and is expected to close within 50-75 days of the signing of the definitive agreement.

Shareholder Litigation
On May 2, 2013,  a putative stockholder class action complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois, captioned Nicholas v. Telular Corp. et al., Case No. 2013-CH-11752 (which we refer to as the “Nicholas Complaint”).  The Nicholas Complaint names as defendants Telular and certain officers and directors of the Telular Board (whom we refer to as the “Nicholas Complaint Defendants”).  The Nicholas Complaint asserts two causes of action: breach of fiduciary duty against the Nicholas Complaint Defendants and aiding and abetting a breach of fiduciary duty against Telular.  The Nicholas Complaint alleges that the Nicholas Complaint Defendants breached their fiduciary duties by causing Telular to enter into the Merger Agreement, by  agreeing to sell Telular at an inadequate price, by failing to maximize the value of Telular, and by agreeing to preclusive deal protection devices that unduly restrict the ability of other potential acquirers to bid successfully for Telular.  The plaintiff in the Nicholas Complaint seeks an injunction prohibiting consummation of the proposed transaction, rescission, to the extent already implemented, of the Merger Agreement, and fees and costs associated with prosecuting the action.

On May 6, 2013, a putative stockholder class action complaint was filed in the Chancery Court of the State of Delaware, captioned Eichenbaum v. Telular Corp. et al., Case No. 8527 (which we refer to as the “Eichenbaum Complaint”).  The Eichenbaum Complaint names as defendants, Telular, certain officers and directors of the Telular Board (whom we refer to as the “Eichenbaum Complaint Defendants”), Avista Capital Partners, Parent and Purchaser.  The complaint asserts two causes of action: breach of fiduciary duty against the Eichenbaum Complaint Defendants and aiding and abetting a breach of fiduciary duty against Telular, Avista Capital Partners, Parent and Purchaser.  The Eichenbaum Complaint alleges that the Eichenbaum Complaint Defendants breached their fiduciary duties by causing Telular to enter into the Merger Agreement, by  agreeing to sell Telular at an inadequate price, by failing to maximize the value of Telular, and by agreeing to preclusive deal protection devices that unduly restrict the ability of other potential acquirers to bid successfully for Telular.  The plaintiff in the Eichenbaum Complaint seeks an injunction prohibiting consummation of the proposed transaction, rescission and rescissory damages (to the extent the proposed transaction has already been consummated), an accounting by the Eichenbaum Complaint Defendants to the class for all damages suffered as a result of the alleged wrongdoing, and fees and costs associated with prosecuting the action.

On May 6, 2013,  a putative stockholder class action complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois, captioned Levin v. Barker et al., Case No. 22013-CH-11977 (which we refer to as the “Levin Complaint”).  The Levin Complaint names as defendants Telular, certain officers and directors of the Telular Board (whom we refer to as the “Levin Complaint Defendants”), Sponsors, Parent and Purchaser.  The Levin Complaint asserts two causes of action: breach of fiduciary duty against the Levin Complaint Defendants and aiding and abetting a breach of fiduciary duty against Telular, Sponsors, Parent and Purchaser.  The Levin Complaint alleges that the Levin Complaint Defendants breached their fiduciary duties by causing Telular to enter into the Merger Agreement, by  agreeing to sell Telular at an inadequate price, by failing to maximize the value of Telular, and by agreeing to preclusive deal protection devices that unduly restrict the ability of other potential acquirers to bid successfully for Telular.  The plaintiff in the Levin Complaint seeks an injunction prohibiting consummation of the proposed transaction, rescission and rescissory damages (to the extent the proposed transaction has already been consummated), an accounting by the Levin Complaint Defendants to the class for all damages suffered as a result of the alleged wrongdoing, and fees and costs associated with prosecuting the action.

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

We generate a majority of our revenue through the delivery of machine-to-machine (“M2M”) services such as event monitoring and asset tracking services through our Telguard, SkyBitz and TankLink business lines. A portion of our revenue comes from the sale of specialty wireless hardware products designed by Telular for use exclusively with our M2M services. Our operating expense levels are based in large part on our expectations for our future revenues. If anticipated sales in any quarter do not occur as expected, expenditure and inventory levels could be disproportionately high, and our operating results for that quarter, and potentially for future quarters, could be adversely affected. Certain factors that could significantly impact expected results are described in Item 1A, Risk Factors.

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

The following discussion details areas of product delivery and research either recently undertaken or anticipated in fiscal 2013.

Telguard - Telular’s engineering team perpetually updates the Telguard product and service portfolio through incremental feature development, both in hardware devices and software functionality.  In fiscal 2012, Telular completed and launched the conversion of the entire Telguard hardware product line to 3G/4G capability.  Product innovation within this space is important for the long-term success of Telguard and we expect to continue to enhance our Telguard software platform and underlying hardware products going forward. In fiscal 2012, the Telguard Message Center (“TMC”), which contains the underlying core software for the Telguard service, was enhanced such that Telular can offer service to security dealers in Canada. Furthermore, the architecture of TMC will be updated so that it can support newly developed features and even more end-users and increased traffic volume in the future. During fiscal 2013 we plan to enhance dramatically the interactive services and home automation features of our Telguard service line and continue to enhance the capabilities of TMC.

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

More Experience – Telular has been in the wireless electronics business for over 20 years. We have been creating and operating real-time transaction processing software for over a decade and understand the importance of high reliability in that regard. We have deployed products in more than 130 countries worldwide, reflecting the quality, reliability and innovation of our product portfolio.

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

Economies of Scale –Telguard’s fully integrated end-to-end wireless solution is now utilized by over 639,700 individual subscribers, which helps to minimize costs on a per user basis.  This large customer base also reflects our significant experience and demonstrates credibility to the market.

Service and Support – Telular provides customers with comprehensive customer service and product support. We believe that our commitment and ability to provide superior service differentiates us from our competition.

There are several firms that compete with Telular’s Telguard products and services.  These primary competitors include:  Honeywell, Alarm.com, DSC and Numerex.  Based on internal estimates, we believe we have a portion of the market share for all currently active cellular alarm communicators in the United States, having introduced the first such device for digital cellular networks in April 2005 and the first such device for 3G/4G networks in November 2012.  Demand for cellular communicators has increased markedly over the past few years.  We believe this is due to consumers eliminating traditional telephone lines and therefore, requiring an alternative communication method to enable a home security system.  If this trend continues, we believe that we and our competitors will continue to see substantial demand for products and related services.

Telular’s Telguard hardware products will only interface with Telular’s proprietary message center, which interprets and forwards any alarms received to our security monitoring customers in near real-time.  We believe our competitive advantages for this service include that our hardware products interface with the vast majority of alarm panels on the market and that installers can quickly activate the hardware and service.

Telular’s SkyBitz offering has several primary competitors in asset tracking for truck trailers.  These include:  ID Systems, Qualcomm and FleetLocate.  In addition, there are a number of other, smaller competitors making the market for truck trailer asset tracking increasingly competitive. Telular differentiates our SkyBitz solutions by providing advanced features on the web portal through which our customers receive tracking data, maximizing battery life on the tracking units to minimize the frequency of changing batteries and through efficient design and manufacturing of our products to enable a low cost solution for our customers. Positively, we are seeing new demand for SkyBitz’s services in other sectors, including oil/gas field services and intermodal transportation.

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

UNIT SALES

During the second quarter of fiscal 2013, Telular sold approximately 40,100 Telguard units, compared with approximately 30,900 Telguard units for the same period in fiscal 2012.  This increase was primarily due to continued demand for Telguard’s 3G/4G products and to increased sales of the Personal Emergency Response System (“PERS”) units. On a consolidated basis for the second quarter of fiscal 2013, Telular sold approximately 53,800 monitoring and asset tracking units with an average selling price (“ASP”) of $185 compared with 40,500 units sold with an ASP of $186 in the same period of fiscal 2012. The increase in units and decrease in ASP is primarily due to product mix.

For the six months ended March 31, 2013, Telular sold approximately 77,400 Telguard units, compared with approximately 61,700 Telguard units for the same period in fiscal 2012. This increase was primarily due to continued demand for Telguard’s 3G/4G products and for increased sales of the PERS units. On a consolidated basis for the six months ended March 31, 2013, Telular sold approximately 104,600 monitoring and asset tracking units with an ASP of $194 compared with 72,620 units sold with an ASP of $171.  This increase is due primarily to product mix and as a result of having a full six months of SkyBitz unit sales in the current six month period.  SkyBitz was acquired on February 1, 2012, and therefore, the six month period ended March 31, 2012 only had two months of sales activity.

SERVICE REVENUE

Service revenues have grown consistently, increasing to $14,250 in the second quarter of fiscal 2013 compared to $11,418 of the same period in fiscal 2012. This increase is due to increased activations in the event monitoring segment and the inclusion of the services revenues of the asset tracking segment, which is represented by SkyBitz. SkyBitz was acquired on February 1, 2012, and therefore only two months of service revenues were included in the second quarter of fiscal 2012. Service revenues represent 57% of total sales in the second quarter of fiscal 2013 compared to 58% for the same period of fiscal 2012. Telguard service average revenue per unit (“ARPU”) was $4.42 for the second quarter of fiscal 2013 as compared to $4.32 for the same period of fiscal 2012. The increase in ARPU was due to the combination of adding new subscribers and customer mix. Specifically, new customers are being activated with a higher ARPU as compared to those customers who are being deactivated.  Our Telguard subscriber base rose in the quarter to approximately 639,700 from 621,700 subscribers at the end of the first quarter of fiscal 2013.  This increase was due primarily to a strong overall demand of our Telguard products. Telular, on a company-wide basis, ended the first quarter of fiscal 2013 with approximately 877,500 billable units, with an ARPU of $5.50 as compared to 798,400 billable units and an ARPU of $5.47 for the same period of fiscal 2012.

For the six month period ended March 31, 2013, service revenues were $28,229 compared to $19,704 for the same period of fiscal 2012. This increase is primarily due the inclusion of the service revenues of the asset tracking segment and increased activations in the event monitoring segment.  In fiscal 2012, SkyBitz’s only had two months of sales activity as compared to a full six months of sales activity in fiscal 2013. Service revenues represent 57% of total sales for the first six months of fiscal 2013 compared to 59% for the same period in fiscal 2012. Telguard ARPU was $4.43 for the six months ended March 31, 2013 as compared to $4.30 for the same period of fiscal 2012. The increase in ARPU was due to the combination of adding new subscribers and customer mix. Specifically, new customers are being activated with a higher ARPU as compared to those customers who are being deactivated. Our Telguard subscriber base rose in the period to approximately 639,700 from 617,500 subscribers at the end of the fourth quarter of fiscal 2012.  This increase was due primarily to a strong overall demand of our Telguard products.

RECENT DEVELOPMENTS

Amendment to Second Amended and Restated Loan and Security Agreement
On April 4, 2013, Telular executed the Second Amendment with SVB.  Under the Second Amendment, Telular can borrow up to $5,000 in a revolving line of credit with the same interest rate terms as the Second Amended Loan Agreement.  The revolving line of credit will terminate on the same day as the term loan matures under the Second Amended Loan Agreement, February 1, 2017, and any outstanding advance under the Second Amendment will then be due. The revolving line of credit is secured by substantially of the assets of Telular.  Loan fees and related costs of $13 are being amortized over the term of the revolving line of credit

Proposed Acquisition by Avista Capital Partners
On April 29, 2013, Telular and Avista Capital Partners jointly announced that they have entered into a definitive agreement providing for the acquisition of Telular for $12.61 per share in cash and approximately $18.5 million in assumed net debt, or approximately $253 million in total consideration.  The purchase price represents a 31% premium to the closing share price on April 26, 2013, the last full trading day before the proposed acquisition was announced, and a 27% premium to the 60-day average share price. The proposed acquisition has fully committed financing and is expected to close within 50-75 days of the signing of the definitive agreement.

Shareholder Litigation
On May 2, 2013,  a putative stockholder class action complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois, captioned Nicholas v. Telular Corp. et al., Case No. 2013-CH-11752 (which we refer to as the “Nicholas Complaint”).  The Nicholas Complaint names as defendants Telular and certain officers and directors of the Telular Board (whom we refer to as the “Nicholas Complaint Defendants”).  The Nicholas Complaint asserts two causes of action: breach of fiduciary duty against the Nicholas Complaint Defendants and aiding and abetting a breach of fiduciary duty against Telular.  The Nicholas Complaint alleges that the Nicholas Complaint Defendants breached their fiduciary duties by causing Telular to enter into the Merger Agreement, by  agreeing to sell Telular at an inadequate price, by failing to maximize the value of Telular, and by agreeing to preclusive deal protection devices that unduly restrict the ability of other potential acquirers to bid successfully for Telular.  The plaintiff in the Nicholas Complaint seeks an injunction prohibiting consummation of the proposed transaction, rescission, to the extent already implemented, of the Merger Agreement, and fees and costs associated with prosecuting the action.

On May 6, 2013, a putative stockholder class action complaint was filed in the Chancery Court of the State of Delaware, captioned Eichenbaum v. Telular Corp. et al., Case No. 8527 (which we refer to as the “Eichenbaum Complaint”).  The Eichenbaum Complaint names as defendants, Telular, certain officers and directors of the Telular Board (whom we refer to as the “Eichenbaum Complaint Defendants”), Avista Capital Partners, Parent and Purchaser.  The complaint asserts two causes of action: breach of fiduciary duty against the Eichenbaum Complaint Defendants and aiding and abetting a breach of fiduciary duty against Telular, Avista Capital Partners, Parent and Purchaser.  The Eichenbaum Complaint alleges that the Eichenbaum Complaint Defendants breached their fiduciary duties by causing Telular to enter into the Merger Agreement, by  agreeing to sell Telular at an inadequate price, by failing to maximize the value of Telular, and by agreeing to preclusive deal protection devices that unduly restrict the ability of other potential acquirers to bid successfully for Telular.  The plaintiff in the Eichenbaum Complaint seeks an injunction prohibiting consummation of the proposed transaction, rescission and rescissory damages (to the extent the proposed transaction has already been consummated), an accounting by the Eichenbaum Complaint Defendants to the class for all damages suffered as a result of the alleged wrongdoing, and fees and costs associated with prosecuting the action.

On May 6, 2013,  a putative stockholder class action complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois, captioned Levin v. Barker et al., Case No. 22013-CH-11977 (which we refer to as the “Levin Complaint”).  The Levin Complaint names as defendants Telular, certain officers and directors of the Telular Board (whom we refer to as the “Levin Complaint Defendants”), Sponsors, Parent and Purchaser.  The Levin Complaint asserts two causes of action: breach of fiduciary duty against the Levin Complaint Defendants and aiding and abetting a breach of fiduciary duty against Telular, Sponsors, Parent and Purchaser.  The Levin Complaint alleges that the Levin Complaint Defendants breached their fiduciary duties by causing Telular to enter into the Merger Agreement, by  agreeing to sell Telular at an inadequate price, by failing to maximize the value of Telular, and by agreeing to preclusive deal protection devices that unduly restrict the ability of other potential acquirers to bid successfully for Telular.  The plaintiff in the Levin Complaint seeks an injunction prohibiting consummation of the proposed transaction, rescission and rescissory damages (to the extent the proposed transaction has already been consummated), an accounting by the Levin Complaint Defendants to the class for all damages suffered as a result of the alleged wrongdoing, and fees and costs associated with prosecuting the action.

Announced Departure of Joseph A. Beatty

On January 27, 2013, Mr. Joseph A. Beatty notified the Board of Directors of Telular that he will resign as President, Chief Executive Officer and Director of Telular for personal reasons. Mr. Beatty has agreed to remain as president and chief executive officer until the closing of the proposed acquisition by Avista.

RESULTS OF OPERATIONS

Second quarter fiscal year 2013 compared to second quarter fiscal year 2012

Revenues and Cost of Sales

			Change
	2013	2012	Amount	Percentage
Revenues by Segment:
Event monitoring	$16,422	$13,861	$2,561	18%
Asset tracking	8,371	5,933	2,438	41%
Total revenues	$24,793	$19,794	$4,999	25%

			Change
	2013	2012	Amount	Percentage
Revenues
M2M service revenue	$14,250	$11,418	$2,832	25%
M2M hardware sales	10,538	7,986	2,552	32%
Subtotal M2M	24,788	19,404	5,384	28%
Other product sales	5	390	(385)	-99%
Total revenue	24,793	19,794	4,999	25%
Cost of sales
M2M service cost of sales	4,137	3,155	982	31%
M2M hardware cost of sales	7,584	5,879	1,705	29%
Subtotal M2M	11,721	9,034	2,687	30%
Other product cost of sales	5	334	(329)	-99%
Total cost of sales	11,726	9,368	2,358	25%
Gross margin	$13,067	$10,426	$2,641	25%

Revenues

Segment
Event Monitoring (“EM”) revenues increased 18% primarily due to the 28% increase in EM hardware sales, which was driven by continued growth of both security monitoring and tank monitoring hardware sales. The increase in Asset Tracking (“AT”) revenues of $2,438 was primarily due the inclusion of SkyBitz activity for the full second quarter of fiscal 2013 compared to a partial second quarter for fiscal 2012. SkyBitz is the sole line of business in the AT segment.

Type
M2M service revenues increased 25% showing steady growth as a result of an increase in activations, the inclusion of SkyBitz for the full three months of the second quarter of fiscal 2013 as compared to two months of revenues in fiscal 2012, an overall higher ARPU and the inclusion of asset tracking services revenues. Telguard activated approximately 36,300 new subscribers during the second quarter of fiscal 2013 increasing its subscriber base to approximately 639,700. Telguard’s ARPU increased to $4.42 for the second quarter of fiscal 2013, compared to $4.32 for the same period of fiscal 2012. This increase was due to a more favorable customer mix. New customers are being activated with a higher ARPU as compared to those customers who are being deactivated.

M2M hardware sales increased 32% due to the inclusion of SkyBitz for the full three months of the second quarter of fiscal 2013 as compared to two months of revenues in the second quarter of fiscal 2012, and continued strong demand for Telguard products.  Telular sold approximately 40,100 Telguard units during the second quarter of fiscal 2013, compared to 30,900 units during the same period of fiscal 2012. This increase was primarily due to stronger overall demand for our Telguard 3G/4G and PERS products.  The ASP for Telguard units increased slightly to $138 for the second quarter of fiscal 2013 compared to $132 for the same period of fiscal 2012 due to a more favorable product mix. TankLink hardware revenues increased 62% for the second quarter of fiscal 2013 as compared to the same period of fiscal 2012. This increase is primarily due to increased unit volume sales. TankLink is focusing efforts to increase its revenue through its indirect sales channels which should result in increased unit sales, possibly at a lower ASP. Other product sales, which were primarily terminal products, decreased 99% because Telular is no longer selling these products.

Cost of Sales

M2M service cost of sales increased 31% primarily as a result of including SkyBitz and due to increased billable units. As a percentage of service revenue, service cost was 29% for the second quarter of fiscal 2013 and 28% for the same period of fiscal 2012.   Gross margin for M2M service was 71% for the second quarter of fiscal 2013 and 72% for the same period of fiscal 2012.

M2M hardware cost of sales increased 29% primarily as a result of including SkyBitz and an increase in sales volume for both Telguard and TankLink. Contributing to an increase in hardware costs was the higher per unit cost to manufacture the 3G/4G units. Gross margin for monitoring hardware was approximately 28% for the second quarter of fiscal 2013, compared to 26% for the same period of fiscal 2012. The increase in gross margin was primarily due to product mix.

Other product cost of sales decreased primarily as a result of decreased sales of other products.

Operating Expenses

			Change		% of Revenues
	2013	2012	Amount	Percentage	2013	2012

Engineering and development	$2,540	$2,030	$510	25%	10%	10%
Selling and marketing	3,352	2,699	653	24%	13%	14%
General and administrative	3,882	3,644	238	7%	16%	18%
	$9,774	$8,373	$1,401		39%	42%

Engineering and Development
The increase of $510 (25%) in engineering and development was primarily due to the following:
•
$385 increase in payroll and related benefits primarily due to including three months of SkyBitz engineering and development activity in the second quarter of fiscal 2013 as compared to two months of activity in the second quarter of fiscal 2012,  general salary increases and increases in non-cash compensation;

•	$90 increase in outsourced engineering consultants due to additional projects at SkyBitz; and
•	$35 increase in expenses related to building prototypes.

Selling and Marketing
The increase in selling and marketing of $653 (24%) was primarily due to the following:
•
$555 increase in payroll expenses primarily due to including three months of SkyBitz selling and marketing  activity in the second quarter of fiscal 2013 as compared to two months of activity in the second quarter of fiscal 2012, general salary increases, increased commissions and  increases in non-cash compensation;

•	$201 increase in the SmartLogix earnout; which was completely paid out during the period; and,
•	$19 increase in travel expenses.
The increases were offset by a $122 decrease in specific expenditures such as trade shows, advertising and collateral.

General and Administrative
The increase of $238 (7%) was primarily due to a $448 increase amortization expense related to the acquisition of SkyBitz and due to including three months of amortization expense in the second quarter of fiscal 2013 as compared to two months of amortization expense in the second quarter of fiscal 2012, offset by a $210 decrease in SkyBitz’s professional fees, primarily related to legal and audit fees.

Other Expense

Other expense for the three months ended March 31, 2013 increased $32 compared to the same period of fiscal 2012. This increase was primarily due to interest expense related to the Second Amended Loan Agreement with SVB entered into in connection with the acquisition of SkyBitz on February 1, 2012.

Income Taxes

The provision for income taxes increased $526 to $1,253 for the first quarter of fiscal 2013 as compared to $727 for the same period of fiscal 2012 primarily as a result of increased net income before taxes.

First six months of fiscal year 2013 compared to the first six months of fiscal year 2012

Revenues and Cost of Sales

			Change
	2013	2012	Amount	Percentage
Revenues by Segment:
Event monitoring	$32,000	$27,566	$4,434	16%
Asset tracking	17,575	5,933	11,642	>100%
Total revenues	$49,575	$33,499	$16,076	48%

			Change
	2013	2012	Amount	Percentage
Revenues
M2M service revenue	$28,229	$19,704	$8,525	43%
M2M hardware sales	21,327	13,017	8,310	64%
Subtotal M2M	49,556	32,721	16,835	51%
Other product sales	19	778	(759)	-98%
Total revenue	49,575	33,499	16,076	48%
Cost of sales
M2M service cost of sales	8,161	5,465	2,696	49%
M2M hardware cost of sales	15,907	9,112	6,795	75%
Subtotal M2M	24,068	14,577	9,491	65%
Other product cost of sales	17	982	(965)	-98%
Total cost of sales	24,085	15,559	8,526	55%
Gross margin	$25,490	$17,940	$7,550	42%

Revenues

Segment
EM revenues increased 16% primarily due to the 21% increase in EM hardware sales, which was driven by continued growth of both security monitoring and tank monitoring hardware sales. The increase in AT revenues of $11,642 was primarily due the inclusion of SkyBitz activity for the entire first six months of fiscal 2013 and compared to only two months for fiscal 2012. SkyBitz is the sole line of business in the AT segment.

Type
M2M service revenues increased 43% showing steady growth as a result of an increase in activations, the inclusion of SkyBitz for the full six months of the first half of fiscal 2013 as compared to two months of revenues in fiscal 2012, an overall higher ARPU and the inclusion of asset tracking services revenues. Telguard activated approximately 71,700 new subscribers during the first six months of fiscal 2013 increasing its subscriber base to approximately 639,700. Telguard’s ARPU increased to $4.43 for the first six months of fiscal 2013, compared to $4.30 for the same period of fiscal 2012. This increase was due to a more favorable customer mix. New customers are being activated with a higher ARPU as compared to those customers who are being deactivated.

M2M hardware sales increased 64% due to the inclusion of SkyBitz for the full six months of the first half of fiscal 2013 as compared to two months of revenues in the second quarter of fiscal 2012, and continued strong demand for Telguard products.  Telular sold approximately 77,400 Telguard units during the first six months of fiscal 2013, compared to 61,700 units during the same period of fiscal 2012. This increase was primarily due to stronger overall demand for our Telguard 3G/4G and PERS products.  The ASP for Telguard units increased slightly to $137 for the first six months of fiscal 2013 compared to $133 for the same period of fiscal 2012 due to a more favorable product mix. TankLink hardware revenues increased 50% for the first six months of fiscal 2013 as compared to the same period of fiscal 2012. This increase is primarily due to increased unit volume sales. TankLink is focusing efforts to increase its revenue through its indirect sales channels which should result in increased unit sales, possibly at a lower ASP. Other product sales, which were primarily terminal products, decreased 98% because Telular is no longer selling these products.

Cost of Sales

M2M service cost of sales increased 49% primarily as a result of including SkyBitz for the full period and due to increased billable units. As a percentage of service revenue, service cost was 29% for the first six months of fiscal 2013 and 28% for the same period of fiscal 2012.   Gross margin for M2M service was 71% for the second quarter of fiscal 2013 and 72% for the same period of fiscal 2012.

M2M hardware cost of sales increased 75% primarily as a result of including SkyBitz and an increase in sales volume for both Telguard and TankLink. Contributing to an increase in hardware costs was the higher per unit cost to manufacture the 3G/4G units. Gross margin for monitoring hardware was approximately 25% for the first six months of fiscal 2013, compared to 30% for the same period of fiscal 2012. The decrease in gross margin was primarily due to product mix.

Other product cost of sales decreased primarily as a result of decreased sales of other products.

Operating Expenses

			Change		% of Revenues
	2013	2012	Amount	Percentage	2013	2012

Engineering and development	$4,635	$3,317	$1,318	40%	9%	10%
Selling and marketing	6,517	4,484	2,033	45%	13%	13%
General and administrative	7,413	5,518	1,895	34%	15%	16%
	$18,565	$13,319	$5,246		37%	39%

Engineering and Development
The increase of $1,318 (40%) in engineering and development was primarily due to having six months of SkyBitz engineering and development expenses for the first six months of fiscal 2013 as compared to having two months of SkyBitz engineering and development expenses for the same period of fiscal 2012.

Selling and Marketing
The increase in selling and marketing of $2,033 (45%) was primarily due to having six months of SkyBitz selling and marketing expenses for the first six months of fiscal 2013 as compared to having two months of SkyBitz selling and marketing expenses for the same period of fiscal 2012, $220 increase in the SmartLogix earnout (which has been completely paid in the second quarter of fiscal 2013) and a $137 increase in payroll and benefits primarily due to increased commissions and non-cash compensation.

General and Administrative
The increase of $1,895 (34%) was primarily due to having six months of SkyBitz general and administrative expenses for the first six months of fiscal 2013 as compared to having two months of SkyBitz general and administrative expenses for the same period of fiscal 2012. The largest single component of this increase is $1,862 of amortization expense related to the intangibles recorded as a result of the SkyBitz acquisition.

Other Expense
Other expense for the six months ended March 31, 2013 increased $247 compared to the same period of fiscal 2012. This increase was primarily due to interest expense related to the Second Amended Loan Agreement with SVB entered into in connection with the acquisition of SkyBitz on February 1, 2012.

Income Taxes
The provision for income taxes increased $802 to $2,473 for the first six months of fiscal 2013 as compared to $1,671 for the same period of fiscal 2012 primarily as a result of increased net income before taxes. For the six months ended March 31, 2013 and 2012, the effective tax rates were 37.9% and 37.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Management regularly reviews net working capital in addition to available cash to determine if it has enough cash to operate the business. On March 31, 2013, Telular had $6,920 of cash and cash equivalents and working capital of $16,956, compared to cash and cash equivalents of $12,676 and working capital of $16,630 on September 30, 2012. Simultaneous with the acquisition of SkyBitz on February 1, 2012, Telular executed a Second Amended Loan Agreement with SVB.  Under the Second Amended Loan Agreement, Telular borrowed $30,000 in the form of a term loan that was applied as a portion of the cash consideration for the acquisition of SkyBitz. The term loan matures on February 1, 2017, the 5th anniversary of the amendment.  The loan requires quarterly payments of interest and principal, with annual principal amortization of 10%, 15%, 20%, 20% and 25% in each of the first five years, respectively, with the final 10% due on the maturity date. At the option of Telular, interest will be incurred based on a rate ranging from 2.25% to 2.75% (depending on the calculation of the senior leverage ratio) above the published LIBOR rates, or at a rate of .25% to .75% above the Prime interest rate.  The interest rate was 3% as of March 31, 2013.  The Second Amended Loan Agreement requires Telular to comply with certain financial covenants such as maintaining a maximum senior leverage ratio and a minimum fixed charge coverage ratio.  As long as the senior leverage ratio is greater than 1.0 to 1.0 as of any fiscal year-end, Telular must make additional principal payments based on excess cash flow, as defined in the Second Amended Loan Agreement, calculated on an annual basis. During January 2013, Telular repaid $1,612 of principal based on this excess cash flow calculation. The loan is secured by substantially all of the assets of Telular. At March 31, 2013 the outstanding loan balance was $25,388 and Telular was in compliance with all financial covenants. Loan fees and related costs of $338 are being amortized over the term of the loan.

On April 4, 2013, Telular executed the Second Amendment with SVB.  Under the Second Amendment, Telular can borrow up to $5,000 in a revolving line of credit with the same interest rate terms as the Second Amended Loan Agreement (see above).  The revolving line of credit will terminate on the same day as the term loan matures under the Second Amended Loan Agreement, February 1, 2017, and any outstanding advance under the Second Amendment will then be due. The revolving line of credit is secured by substantially of the assets of Telular.  Loan fees and related costs of $13 are being amortized over the term of the revolving line of credit.

Management expects trade accounts receivable and inventory to turn into cash in short periods of time. As such, given Telular’s level of cash and cash equivalents, trade accounts receivable, inventory and the new revolving line of credit, management believes Telular has adequate resources to fund current and planned operations in a manner consistent with historical practices.

Operations

Telular generated $1,548 of cash from operations during the first six months of fiscal year 2013 compared to cash generated of $4,803 during the same period of fiscal year 2012. The components of the cash generated are as follows:

$(1,964)	The increase in trade accounts receivable is due primarily to the timing of customer payments and increased sales volume.
(1,672)	The increase in inventory reflects Telular's incremental build-up to support sales growth.
(2,830)	The increase in prepaid expenses and other assets is primarily due to $2,500 paid to a business partner: $500 for joint development and $2,000 for royalties. No royalties have been earned to date in accordance with the agreement.
(1,410)	Trade accounts payable primarily consists of amounts due to Telular's contract manufacturers and inventory suppliers.
The decrease reflects timing of payments related to inventory purchases from these vendors.
(1,524)	The decrease in accrued liabilities was primarily due to payments made during the first quarter for bonuses earned in fiscal 2012.
6,160	Non-cash expenses: $3,135 amortization expense, primarily related to the intangibles purchased in the acquisition of of SkyBitz; $974 from stock based compensation; $734 of depreciation expense; $1,300 increase in deferred tax provision primarily due to the utilization of net operating loss carryforwards; and, $17 loss on disposal of operating assets.
737	Net cash provided by other working capital items due primarily to an increase in income taxes payable
4,051	Income from continuing operations; cash provided.
$1,548	Total cash provided by continuing operations

Investing Activities

Investing activities used $1,651 of cash for the first six months of fiscal 2013 for the acquisition of capital equipment. This compares to cash used by investing activities of $43,353 for the same period of fiscal 2012: $42,783 for the acquisition of SkyBitz and $570 for the purchase of capital equipment. The capital equipment purchases for the first six months of fiscal 2013 were primarily for the re-architecture of the Telguard website, the establishment of the Telguard message center at a secure offsite location and improvements in Telular’s internal technology network.

Financing Activities

Financing activities used $5,653 of cash for the first six months of fiscal 2013 as a result of the payment of cash dividends of $4,109, the repayment of loan principal of $3,112 and the repurchase of outstanding warrants of $113.  Offsetting these payments was $1,681 of cash received from the exercise of stock options.  For the same period of fiscal year 2012, cash of $36,055 was generated from investing activities as follows:
•	$30,000 of proceeds from the new loan from SVB for the acquisition of SkyBitz;
•	$8,760 related to stock issued for the acquisition of SkyBitz
•	$739 related to the exercise of stock options; less,
•	$3,444 of dividends paid during the period.

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

Allowance for Doubtful Accounts

Telular maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make payment for products and services.  Telular evaluates the collectibility of customer receivables by considering the payment history and the financial stability of its customers.  If Telular believes that an account receivable may not be collected, a charge is recorded to the allowance account. At March 31, 2013 and September 30, 2012, the allowance for doubtful accounts related to trade accounts receivable was $402 and $351, respectively.

Reserve for Obsolescence

Significant management judgment is required to determine the reserve for obsolete or excess inventory. Telular currently considers inventory quantities greater than a one-year supply based on current year activity, to be excess unless that inventory has alternative uses. Telular also provides for the total value of inventories that are determined to be obsolete based on criteria such as customer demand and changing technologies. At March 31, 2013, and September 30, 2012, the inventory reserves were $374 and $283, respectively. Changes in strategic direction, such as discontinuance or expansion of product lines, changes in technology or changes in market conditions, could result in significant changes in required reserves.

Reserve for Warranty

Telular maintains a reserve for products that are returned within Telular’s warranty period due to inoperability. Telular has different warranty periods for its different product groups: the security monitoring products has a 24 month warranty period; the asset tracking and tank monitoring products typically have a 12 month warranty period. Significant management judgment is required to determine the warranty reserve.  Telular utilizes historical information regarding units returned within the appropriate warranty period and the costs incurred to repair returned units. Telular then estimates required warranty reserves for future products that may be returned.  As of March 31 2013 and September 30, 2012, the warranty reserve was $1,346 and $1,542, respectively. The decrease in the warranty reserve is primarily a result of the continued expiration of SkyBitz units that were sold under a five-year warranty. Telular is no longer offering such warranties for SkyBitz products.

Goodwill and Intangible Assets

Telular evaluates the fair value and recoverability of its goodwill in accordance with Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350), at least annually or whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. In determining fair value and recoverability, Telular makes projections regarding future cash flows. These projections are based on assumptions and estimates of:
•	growth rates for net revenues, cost of sales and operating expenses for the monitoring businesses;
•	anticipated future economic conditions;
•	the assignment of discount rates relative to risk associated with companies in similar industries, and,
•	estimates of terminal values.

An impairment loss is assessed and recognized in operating earnings when the fair value of the asset is less than its carrying amount. As of March 31, 2013 and September 30, 2012, goodwill was not impaired.

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

Telular has recorded significant valuation allowances that are intended to be maintained until it is more likely than not the deferred tax asset will be realized. The valuation allowance as of March 31, 2013 of $5,710 is primarily for state net operating losses that will expire before they can be realized.  The realization of the remaining deferred tax assets is primarily dependent on future taxable income in the appropriate state jurisdiction.  Significant factors that could negatively impact Telular’s determination of the recognition of the net deferred tax assets would be changes in the ownership of Telular and changes in tax laws and rates.  Based on Internal Revenue Code Section 382 (“Section 382”), changes in the ownership of Telular may limit the utilization of net operating loss carryforwards. Any Section 382 limitation may require that Telular record an additional valuation allowance against its deferred tax assets. Management is not aware, at this time, of any such ownership changes that would have a negative impact on the recognition of the net deferred tax assets. Any reduction in future taxable income may require that Telular record an additional valuation allowance against the deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in such period and could have a material impact on Telular’s future earnings.

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

During the quarter ended March 31, 2013, there were no changes in Telular’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15, which have materially affected, or are reasonably likely to materially affect, Telular’s internal control over financial reporting.

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

On May 2, 2013,  a putative stockholder class action complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois, captioned Nicholas v. Telular Corp. et al., Case No. 2013-CH-11752 (which we refer to as the “Nicholas Complaint”).  The Nicholas Complaint names as defendants Telular and certain officers and directors of the Telular Board (whom we refer to as the “Nicholas Complaint Defendants”).  The Nicholas Complaint asserts two causes of action: breach of fiduciary duty against the Nicholas Complaint Defendants and aiding and abetting a breach of fiduciary duty against Telular.  The Nicholas Complaint alleges that the Nicholas Complaint Defendants breached their fiduciary duties by causing Telular to enter into the Merger Agreement, by  agreeing to sell Telular at an inadequate price, by failing to maximize the value of Telular, and by agreeing to preclusive deal protection devices that unduly restrict the ability of other potential acquirers to bid successfully for Telular.  The plaintiff in the Nicholas Complaint seeks an injunction prohibiting consummation of the proposed transaction, rescission, to the extent already implemented, of the Merger Agreement, and fees and costs associated with prosecuting the action.

On May 6, 2013, a putative stockholder class action complaint was filed in the Chancery Court of the State of Delaware, captioned Eichenbaum v. Telular Corp. et al., Case No. 8527 (which we refer to as the “Eichenbaum Complaint”).  The Eichenbaum Complaint names as defendants, Telular, certain officers and directors of the Telular Board (whom we refer to as the “Eichenbaum Complaint Defendants”), Avista Capital Partners, Parent and Purchaser.  The complaint asserts two causes of action: breach of fiduciary duty against the Eichenbaum Complaint Defendants and aiding and abetting a breach of fiduciary duty against Telular, Avista Capital Partners, Parent and Purchaser.  The Eichenbaum Complaint alleges that the Eichenbaum Complaint Defendants breached their fiduciary duties by causing Telular to enter into the Merger Agreement, by  agreeing to sell Telular at an inadequate price, by failing to maximize the value of Telular, and by agreeing to preclusive deal protection devices that unduly restrict the ability of other potential acquirers to bid successfully for Telular.  The plaintiff in the Eichenbaum Complaint seeks an injunction prohibiting consummation of the proposed transaction, rescission and rescissory damages (to the extent the proposed transaction has already been consummated), an accounting by the Eichenbaum Complaint Defendants to the class for all damages suffered as a result of the alleged wrongdoing, and fees and costs associated with prosecuting the action.

On May 6, 2013,  a putative stockholder class action complaint was filed in the Chancery Division of the Circuit Court of Cook County, Illinois, captioned Levin v. Barker et al., Case No. 22013-CH-11977 (which we refer to as the “Levin Complaint”).  The Levin Complaint names as defendants Telular, certain officers and directors of the Telular Board (whom we refer to as the “Levin Complaint Defendants”), Sponsors, Parent and Purchaser.  The Levin Complaint asserts two causes of action: breach of fiduciary duty against the Levin Complaint Defendants and aiding and abetting a breach of fiduciary duty against Telular, Sponsors, Parent and Purchaser.  The Levin Complaint alleges that the Levin Complaint Defendants breached their fiduciary duties by causing Telular to enter into the Merger Agreement, by  agreeing to sell Telular at an inadequate price, by failing to maximize the value of Telular, and by agreeing to preclusive deal protection devices that unduly restrict the ability of other potential acquirers to bid successfully for Telular.  The plaintiff in the Levin Complaint seeks an injunction prohibiting consummation of the proposed transaction, rescission and rescissory damages (to the extent the proposed transaction has already been consummated), an accounting by the Levin Complaint Defendants to the class for all damages suffered as a result of the alleged wrongdoing, and fees and costs associated with prosecuting the action.

Item 1A. RISK FACTORS

For  information regarding risk factors that could affect our results of operations, financial condition and  liquidity, see discussion of risk factors set forth in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, previously filed with the SEC, which is hereby incorporated by reference. At March 31, 2013,there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

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

Telular Corporation

Date	May 10, 2013	By:	/s/ Joseph A. Beatty
Joseph A. Beatty
President and Chief Executive Officer

Date	May 10, 2013		/s/ Jonathan M. Charak
Jonathan M. Charak
Chief Financial Officer

Date	May 10, 2013		/s/ Robert Deering
Robert Deering
Controller and Chief Accounting Officer